Form 10-Q
period 2007-06-30
ENERNOC INC
filed 2007-08-10
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 Federal Street Suite 300 Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 224-9900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 18,255,021 shares of the Registrant’s common stock, $.001 par value per share, outstanding as of August 7, 2007.

Table of Contents

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EnerNOC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$99,627	$9,184
Restricted cash	2,553	510
Accounts receivable, net allowance for doubtful accounts of $7 at December 31, 2006	8,081	4,447
Deferred costs of sales	1,157	410
Prepaid expenses and other current assets	912	328
Total current assets	112,330	14,879
Property and equipment, net	16,447	6,547
Goodwill and other intangible assets, net	6,033	7,132
Deferred financing costs	581	668
Other assets	671	724
Total assets	$136,062	$29,950

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,363	$1,660
Accrued capacity payments	7,359	5,210
Current portion of deferred related-party acquisition payments	1,968	1,989
Accrued payroll and related expenses	2,247	1,275
Accrued expenses and other current liabilities	1,492	1,215
Deferred revenue	2,612	971
Current portion of long-term debt	2,291	1,128

Total current liabilities	22,332	13,448

Long-term liabilities
Long-term debt, net of current portion	4,921	4,072
Deferred related-party acquisition payments, net of current portion	—	400
Contingent consideration provision	2,247	2,247
Deferred revenue	—	420
Redeemable convertible preferred stock warrant liability	—	606
Other liabilities	144	149

Total long-term liabilities	7,312	7,894

Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 713,118 shares authorized, issued, and outstanding at December 31, 2006, at redemption value	—	828
Series A-1 Redeemable Convertible Preferred Stock, $0.001 par value; 916,212 shares authorized, issued, and outstanding at December 31, 2006, at redemption value	—	1,739
Series B Redeemable Convertible Preferred Stock, $0.001 par value; 1,177,097 shares authorized, issued and outstanding at December 31, 2006, at redemption value	—	7,685
Series B-1 Redeemable Convertible Preferred Stock, $0.001 par value; 296,632 shares authorized, 277,778 shares issued, and outstanding at December 31, 2006, at redemption value	—	2,691
Series C Redeemable Convertible Preferred Stock, $0.001 par value; 271,346 shares authorized, 104,921 shares issued and outstanding at December 31, 2006, at redemption value	—	5,749
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized, 18,228,046 and 4,245,324 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	18	4
Additional paid-in capital	128,695	771
Redeemable convertible preferred stock subscription receivable	—	(800)
Accumulated deficit	(22,295)	(10,059)

Total stockholders’ equity (deficit)	106,418	(10,084)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$136,062	$29,950

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$12,015	$4,100	$21,987	$9,214
Cost of revenues	7,910	2,669	14,974	7,083
Gross profit	4,105	1,431	7,013	2,131

Operating expenses:
Selling and marketing expenses	4,372	1,214	7,478	2,087
General and administrative expenses	7,907	1,548	11,337	3,045
Research and development expenses	498	161	839	493
Total operating expenses	12,777	2,923	19,654	5,625
Loss from operations	(8,672)	(1,492)	(12,641)	(3,494)

Interest and other income	558	40	828	91
Interest expense	(92)	(71)	(207)	(145)

Net loss	$(8,206)	$(1,523)	$(12,020)	$(3,548)

Net loss per share:
Basic and diluted	$(0.74)	$(0.43)	$(1.89)	$(1.02)

Weighted average number of basic and diluted shares	11,157	3,506	6,353	3,475

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(12,020)	$(3,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	918	343
Amortization of intangibles	1,099	1,044
Stock-based compensation expense	4,320	32
Non-cash interest expense	87	—
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	(3,634)	(2,988)
Deferred revenue	1,221	614
Prepaid expenses and other current assets	(584)	(316)
Deferred cost of sales	(747)	(232)
Other assets	53	(21)
Accrued capacity payments	2,149	—
Other noncurrent liabilities	(5)	(73)
Accounts payable and accrued expenses	3,952	1,027
Net cash used in operating activities	(3,191)	(4,118)

Cash flows from investing activities
Deferred related party acquisition payment for Pinpoint Power DR LLC	(355)	(31)
Purchase of eBidenergy, Inc.	—	(27)
Purchase of Celerity Energy Partners	—	(3,057)
Purchases of property and equipment	(10,818)	(1,085)
Net cash used in investing activities	(11,173)	(4,200)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	95,159	—
Proceeds from exercises of stock options	84	2
Proceeds from borrowing	2,500	—
Repayment of borrowings	(488)	(365)
Increase in restricted cash	(2,043)	—
Proceeds from the issuance of preferred stock, net of issuance costs	9,990	2,630
Repurchase of treasury stock	(395)	—
Net cash provided by financing activities	104,807	2,267
Net change in cash and cash equivalents	90,443	(6,051)
Cash and cash equivalents at beginning of period	9,184	9,719

Cash and cash equivalents at end of period	$99,627	$3,668

Non-cash financing and investing activities
Purchase of fixed assets through a capital lease obligation	$—	$3
Deferred related party stock issuance for Pinpoint Power DR LLC	$66	$92
Conversion and net exercise into common stock of preferred stock warrant	$606	$—
Purchase of eBidenergy, Inc. through the issuance of common stock	$—	$35
Issuance of common stock to related party	$(395)	$—
Accretion of preferred stock issuance costs	$216	$21

See accompanying notes.

EnerNOC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003. The Company operates in a single segment providing full-service demand response and energy management solutions. The Company enables energy users, energy suppliers, system operators, and utilities to reduce demand for electricity during periods of peak demand or supply shortfalls by proactively shedding noncritical loads, dispatching backup generators, and analyzing real-time data to optimize energy consumption. The Company’s demand response and energy management solutions deliver immediate bottom-line benefits to end-use customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

Basis of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Intercompany transactions and balances are eliminated upon consolidation. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for this period.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2007 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the footnotes thereto included in the Company’s final prospectus dated May 17, 2007.

Liquidity

In May 2007, the Company completed an initial public offering (IPO) of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of the Company’s stockholders. Net proceeds to the Company from the offering were approximately $98,800 (net of underwriting discounts and commissions but before the deduction of offering expenses). Prior to the IPO, the Company had primarily funded its operations through the issuance of an aggregate of $27,900 in preferred stock and $7,500 in borrowings under its loan and security agreement described below. The Company used these proceeds to fund its operations, to develop its technology for its demand response programs, to open new markets and to make acquisitions.

The Company had $99,627 in cash and cash equivalents as of June 30, 2007, compared to $9,184 at December 31, 2006. The Company believes that its existing cash and cash equivalents, including the proceeds from its IPO and borrowings under its loan and security agreement, will be sufficient to meet its anticipated cash needs for at least the next 24 months.

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for the Company’s financial statements issued in 2008, however, earlier application is encouraged. The Company does not expect the pronouncement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. The provisions of SFAS No. 159 will become effective beginning January 1, 2008. Early adoption is permitted provided that an election is also made to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that SFAS No. 159 may have on its results of operations and financial condition.

3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the as-converted method. The calculation of dilutive weighted average shares outstanding is as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic weighted average shares outstanding	11,156,858	3,506,246	6,352,662	3,474,833
Dilutive effect of:
Series A Redeemable Convertible Preferred Stock	1,042,696	2,018,837	1,528,070	2,018,837
Series A-1 Redeemable Convertible Preferred Stock	1,339,653	2,593,796	1,963,260	2,593,796

Series B Redeemable Convertible Preferred Stock	1,721,110	3,332,362	2,522,285	3,332,362
Series B-1 Redeemable Convertible Preferred Stock	406,157	786,389	595,223	196,597

Series C Redeemable Convertible Preferred Stock	396,923	—	577,962	—
Outstanding options and warrants	2,854,176	1,576,443	2,706,569	1,434,828
Dilutive weighted average shares outstanding	18,917,573	13,814,073	16,246,031	13,051,253

Because the Company reported a net loss for the three and six months ended June 30, 2007 and June 30, 2006, all potential common shares have been excluded from the computation of dilutive net loss per share because the effect would have been antidilutive.

Included in the calculation of the weighted average number of common shares outstanding at June 30, 2007 and June 30, 2006 are 44,260 and 110,211 contingently issuable shares of common stock, respectively. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

4. Property and Equipment

Property and equipment as of June 30, 2007 and December 31, 2006 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2007	December 31, 2006
Computers and office equipment	3	$2,035	$745
Software	3	2,132	117
Demand response equipment	3-5	2,624	1,767
Back-up generators	5	6,401	885
Furniture and fixtures	5	594	37
Leasehold improvements	Lesser of the useful life or lease term	688	14
Assets under capital lease	Lesser of the useful life or lease term	201	200
Construction-in-progress, including capitalized interest		3,857	3,949
		18,532	7,714
Accumulated depreciation		(2,085)	(1,167)
Property and equipment, net		$16,447	$6,547

Depreciation expense was $624 and $180 for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006, depreciation expense was $918 and $343, respectively.  For the three months ended June 30, 2007 and June 30, 2006, $317 and $128 were included in cost of revenue, and $307 and $52 were included in general and administrative expenses, respectively. For the six months ended, June 30, 2007 and June 30, 2006, $511 and $242 were included in cost of revenues and $407 and $101 were included in general and administrative expenses, respectively.

Software development costs of $279 and $677 for the three and six months ended June 30, 2007 have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. No amounts were capitalized during the three or six months ended June 30, 2006. The Company ceased capitalizing software development costs as of May 31, 2007 when the system became operational. These expenses are currently recorded in research and development costs. The capitalized amount is included as software in property and equipment at June 30, 2007.

Construction-in-progress consists principally of demand response equipment and back-up generators that have not been placed in service. Construction-in-progress at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Software	$—	$786
Demand response equipment	436	—
Back-up generators	3,237	3,036
Capitalized interest	184	127
	$3,857	$3,949

5. Letters of Credit

The Company is contingently liable under unused letters of credit. Included in the June 30, 2007 and December 31, 2006 restricted cash balances are unused letters of credit in the amount of $2,553 and $510, respectively.

6. Financing Arrangements

In November 2006, the Company entered into a loan and security agreement with a debt lender, which loan and security agreement provides for borrowings of up to $19,500 pursuant to a term loan facility of up to $7,500 and an equipment term loan facility of up to $12,000. The term loan portion of the facility allowed the Company to borrow $7,500 on or before March 31, 2007. Borrowings under the term loan facility will mature on a 36 month amortization schedule. Under the equipment term loan portion of the facility, the Company may borrow up to $8,000 on or before June 30, 2007 and up to an additional $4,000 as of December 31, 2007, in each case, if the Company is not in default under the terms of the loan and security agreement at the time of the borrowing. Borrowings made under the equipment term loan facility will require repayment over a 36 to 84 month period, depending on the type of equipment financed. Borrowings under the loan and security agreement currently bear interest at (a) the greater of 5.22% or the yield on three-year U.S. Treasury Notes on the date of the loan plus (b) in the case of the term loans, 655 basis points per annum, and in the case of the equipment loans, 695 basis points per annum. Provisions in the loan and security agreement impose restrictions on the Company’s ability to, among other things (i) incur more debt; (ii) pay dividends and make distributions; (iii) redeem or repurchase capital stock; (iv) create liens; (v) enter into transactions with affiliates; and (vi) merge or consolidate. The loan and security agreement contains other customary covenants but does not impose financial ratio maintenance requirements. The agreement permits the lender to declare an event of default under various circumstances, including if any event occurs that has a material adverse effect on the Company. The borrowings under the term loan facility are collateralized by all assets of the Company and the equipment term loan facilities are collateralized by the underwritten equipment. In connection with the loan and security agreement, the Company has deferred costs of $74 to execute the agreement, which are amortized over the loan term.

During 2006, the Company borrowed $5,000 under the term loan facility, which amount matures on February 1, 2010. In connection with this amount, on January 1, 2007, the Company began making monthly interest-only payments and commencing April 1, 2007, the Company began making monthly principal and interest payments of $168. During March 2007, the Company borrowed $2,500 under the term loan facility which matures on April 1, 2010. In connection with this amount, on April 1, 2007, the Company began making monthly interest-only payments and commencing on May 1, 2007, the Company began making monthly principal and interest payments of $83. As of June 30, 2007, no borrowings were outstanding under the equipment loan facility and $12,000 was available for future borrowing under the equipment loan facility.

In connection with the term loan financing, the Company issued warrants to purchase up to $700 of the Series B-1 redeemable convertible preferred stock. Prior to the IPO, these warrants automatically converted into warrants to purchase 53,372 shares of common stock. The warrants were exercised using the net exercise method which resulted in the issuance of 26,477 shares of common stock. There were no proceeds received by the Company related to this transaction.

7. Stockholders’ Equity

Stock Split

On May 1, 2007, the Company effected a 2.831 for one split of its common stock. All financial information in the financial statements presented reflects the impact of this split.

Initial Public Offering

On May 18, 2007, the Company successfully completed its IPO. The IPO consisted of the sale of 4,312,500 shares of common stock at a price of $26.00 per share. Of these 4,312,500 shares, 4,087,500 shares were sold in the IPO by the Company, including 562,500 shares sold pursuant to the exercise by the underwriters of their over-allotment option, which exercise occurred in May 2007, and 225,000 shares were sold by certain stockholders of the Company. Net proceeds to the Company from the IPO after deducting underwriters’ discounts and commissions but before the deduction of offering expenses, were approximately $98,800. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate of 9,499,556 shares of common stock. Also in connection with the IPO, outstanding warrants to purchase Series B-1 redeemable convertible preferred stock were automatically converted into warrants to purchase 26,477 shares of the Company’s common stock.

Subsequent to the IPO, a significant amount of stock options were exercised. A total of 110,022 shares were issued as a result of option exercises from May 18, 2007 through the date of this filing.

8. Stock-Based Compensation

For the three months ended June 30, 2007 and 2006, the Company recorded total stock-based compensation expense of $3,724 and $32, respectively.  For the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation of $4,320 and $32, respectively.  The components of stock-based compensation expense are disclosed below.

Stock Grants

On April 25, 2007, the Company granted certain of its executives 104,393 shares of common stock that were held in treasury at March 31, 2007. The $2,300 fair value of these shares at the date of grant was recognized in full as compensation expense in the second quarter of 2007. The shares of common stock were issued at no cost to the recipients.

Stock Options

Under the Company’s Amended and Restated 2003 Stock Option and Incentive Plan (the 2003 Plan), options may be granted to persons who are, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2003 Plan provides for the granting of nonstatutory stock options, incentive stock options, stock bonuses, and rights to acquire restricted stock. The provisions of the 2003 Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond 10 years from the date of grant. Prior to the IPO, the option price at the date of grant was determined by the Board and was supported by a contemporaneous valuation by a third party valuation specialist. The 2003 Plan expired upon the IPO in May 2007.

The Company’s 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan and together with the 2003 Plan, the Plans) was adopted by its Board of Directors in April 2007 and by its stockholders in May 2007 and became effective on May 17, 2007. The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company for up to an aggregate maximum of 2,600,000 shares of the Company’s common stock. Options granted under the 2007 Plan are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years.

On January 1, 2006 the Company adopted SFAS No. 123(R), Share Based Payment (SFAS No. 123 (R)). The Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted under the Plans. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock based compensation for stock options issued to employees for the three and six months ended June 30, 2007 was $1,235 and $1,786, respectively. For the three and six months ended June 30, 2006, the stock based compensation to employees was $24 in both periods.

In order to estimate the fair value of options granted in 2007, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions (weighted averages based on grants during the period):

Risk-free interest rate	4.6-5.0%
Expected term of options, in years	6.25
Expected annual volatility	87%
Expected dividend yield	0%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because the Company does not have a sufficient history to estimate the expected term, the Company uses SAB No. 107’s simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issue Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The stock-based compensation expense related to stock option grants to non-employees for the three and six months ended June 30, 2007 was approximately $96 and $127, respectively. For the three and six months ended June 30, 2006, the stock-based compensation to non-employees was $8 in both periods.

A summary of the Company’s stock option activity as of June 30, 2007 and the stock option activity for all stock option plans during the during the six months ended June 30, 2007:

	Six Months Ended June 30, 2007
			Weighted-
			Average
	Number of Options	Exercise Price Per Share	Exercise Price Per Share	Aggregate Intrinsic Value (2)
	(in Shares)
Outstanding at beginning of year	2,416,706		$0.44
Granted	862,697
Exercised	(261,249)
Cancelled	(68,579)
Outstanding at end of period	2,949,575	$0.11 - $38.13	$5.25	$96,991
Exercisable at end of period	229,822	$0.11 - $16.60	$1.78	$8,354
Vested of expected to vest at June 30, 2007(1)	2,677,600	$0.11 - $38.13	$5.22	$88,120

(1)             This represents the number of vested options as of June 30, 2007 plus the number of unvested options expected to vest as of June 30, 2007 based on the unvested options outstanding at June 30, 2007, adjusted for the estimated forfeiture rate of 10%.

(2)             The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2007 of $38.13 and the exercise price of the underlying options.

The following table summarizes information about outstanding stock options as of June 30, 2007:

	Outstanding as of June 30, 2007
Exercise Price Ranges	Number of Outstanding Options	Average Remaining Contractual Life	Number Exercisable
	(in Shares)	(in Years)	(in Shares)
$0.00-$3.81	2,097,069	8.81	207,174
$3.82-$7.63	269,336	9.61	—
$7.64-$11.44	236,520	9.75	8,493
$15.25-$19.07	146,567	9.82	14,155
$34.32-$38.16	200,083	10.00	—
Total	2,949,575	9.11	229,822

Of the stock options outstanding as of June 30, 2007, 2,853,619 options were held by employees and 95,956 options were held by non-employees. The grant-date fair value of the 862,697 options granted during the six months ended June 30, 2007 was $14,617, after the Company reassessed the fair value of its common stock in connection with its IPO considerations. Subsequent to the $1,913 of stock-based compensation expense recognized in the six months ended June 30, 2007, the amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2007 was $16,141, which is to be recognized over a weighted average period of 3.7 years. The amount that may be recognized into expense over the next four years is as follows:

Remainder of 2007	$2,302
2008	4,545
2009	4,427
2010	4,199
2011	668
$16,141

Restricted Stock

The following table summarizes the Company’s grants of restricted stock during the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	152,460	$1.53
Granted	42,000	$38.13
Vested	(2,000)	$38.13
Nonvested at June 30, 2007	192,460	$9.14

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The shares vest annually over a four year period from the date of issuance, with the exception of 2,000 shares issued in 2007 that vested immediately. The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for the 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records the proceeds received for unvested shares in accrued expenses. The amount will be amortized into additional paid-in capital as they vest. Subject to limited exceptions, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. The stock-based compensation expense related to restricted stock awards for the three and six months ended June 30, 2007 was $93 and $107, respectively. There were no restricted awards granted or outstanding during the six months ended June 30, 2006. For restricted stock at June 30, 2007, the Company had $1,719 of stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.9 years.

9. Income Taxes

The Company provides for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes–An Interpretation of Statement 109 (FIN 48), as of January 1, 2007. The adoption did not have a material impact on the consolidated financial statements.

10. Related Party Transactions

Deferred Acquisition Payments

On June 1, 2005, the Company acquired all of the outstanding membership interests in PPDR from the sole member of PPDR (the Sole Member) in a purchase business combination pursuant to a purchase agreement (Purchase Agreement). Under the Purchase Agreement, the Company is required to (i) make fixed payments of $5,925 and (ii) issue 303,001 shares of the Company’s common stock to the Sole Member. As of June 30, 2007, 44,260 shares remain to be issued through May 31, 2008. As part of the Purchase Agreement, the Company acquired a contract that contains a one-year option to extend, as of May 31, 2008, at the sole discretion of a certain customer. If exercised, the Company is obligated to make an additional payment of $2,366 and issue an additional 28,287 shares of the Company’s common stock in connection with the Purchase Agreement.

As of June 30, 2007 and December 31, 2006, deferred payments to the Sole Member and the fair value of the common stock to be issued to the Sole Member are as follows:

At June 30, 2007	Gross Payment	Discount Payment	Common Stock	Total
Current liability	$2,043	$1,924	$44	$1,968
Long-term liability	—	—	—	—
Total	$2,043	$1,924	$44	$1,968

At December 31, 2006	Gross Payment	Discount Payment	Common Stock	Total
Current liability	$2,023	$1,923	$66	$1,989
Long-term liability	440	356	44	400
Total	$2,463	$2,279	$110	$2,389

Contingent Consideration

As of June 30, 2007 and December 31, 2006, the Company recorded $2,247 in contingent consideration provisions to the Sole Member as a noncurrent liability since the extension option cannot be exercised until 2008.

10. Industry Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment.

The Company had certain customers whose revenue individually represents 10% or more of the Company’s total revenues as follows:

	Three Months Ended June 30,
	2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$6,223	51.8%	$2,318	56.5%
Customer 2	$3,276	27.3%	$868	21.2%
Customer 3	$1,228	10.2%	$599	14.6%
Total	$10,727	89.3%	$3,785	92.3%

	Six Months Ended June 30,
	2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$13,530	61.5%	$7,254	78.7%
Customer 2	$5,365	24.4%	*	*
Customer 3	*	*	*	*
Total	$18,895	85.9%	$7,254	78.7%

*              Less than 10% of total Revenue

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with our unaudited financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 and 2006, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2006, included in our final prospectus dated May 17, 2007, as filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of these terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading developer and provider of clean and intelligent power solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand and create a lower risk and more environmentally sound alternative to building additional power plants and transmission lines. Grid operators and utilities pay us a stream of recurring cash flows for managing demand response capacity that we share with participating end-use customers. We receive most of our revenues from grid operators and utilities and we make payments to end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon. In doing so, we establish a base of installed users for an expanding portfolio of technology-enabled energy management solutions.

Our customer base has grown from 19 commercial, institutional and industrial customers with 70 sites in our network at the end of 2004 to 595 end-use customers with approximately 1,852 sites in our network as of June 30, 2007. The demand response capacity we manage through our network has grown from 10 megawatts, or MW, at the end of 2004 to approximately 756 MW as of June 30, 2007. In addition, as of June 30, 2007, we have entered into two new utility contracts which are subject to regulatory approval which enable us to enroll up to an additional 55 MW of demand response capacity.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred losses of $22.3 million from inception to June 30, 2007. Our net losses were $5.8 million for the year ended December 31, 2006 and $12.0 million for the six months ended June 30, 2007.

On May 23, 2007, we completed an initial public offering, or IPO, of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 by certain of our stockholders. Net proceeds to us from the offering were approximately $98.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses.)

We made three acquisitions through December 31, 2006. In June 2005, we acquired Pinpoint Power DR, the demand response business of Pinpoint Power LLC. This acquisition increased our base of end-use customers and capacity under management in the New England region. To further strengthen our technology platform, we acquired certain assets and obligations of eBidenergy, Inc. from Trillium Capital Partners LLC in February 2006. In May 2006, we acquired substantially all of the assets of Celerity Energy Partners LLC, a demand response provider for grid operators and utilities, including all of the membership interests in Celerity Energy Partners San Diego LLC. This acquisition increased our base of end-use customers and capacity under management in California.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our demand response and energy management solutions. Our revenues from our demand response solutions consist primarily of capacity and energy payments. In certain markets we enter into long-term capacity contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response solutions. In addition, we derive revenues from demand response capacity we make available in open market programs, which are open market bidding opportunities established by grid operators or utilities. In these open market programs, grid operators and utilities seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by month.

Where we have a long-term contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Where we operate in open markets, our revenues from demand response capacity payments generally vary month-to-month based upon our enrolled capacity and the market payment rate. Under both long-term contracts and open market programs, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid. At least once per year we demonstrate our capacity either through a demand response event or a measurement and verification test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or test establishes a new demonstrated capacity amount. In most cases, we also receive a second type of payment for the amount of energy usage we actually curtail from the grid; we call this an energy payment. The energy payment is based upon the amount of energy usage we actually reduce from the electricity grid in kilowatt hours during the demand response event.

In accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition (SAB No. 104), in all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. As the program rules may differ for each contract and/or region where we operate, we assess whether or not we have met the specific delivery requirements and defer revenues as necessary. In accordance with SAB No. 104, we recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the agreement. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed and determinable and are recognized monthly until the next verification event. In subsequent verification events, if our verified capacity is below the previously verified amount, the grid operator or utility will reduce future payments based on the adjusted verified capacity amounts. The payments received from the customer can be decreased or increased, up to the committed capacity amounts under the agreement, in connection with subsequent verification events. Revenues recognized between demand response events or tests are not subject to penalty or customer refund.

Our energy management solutions include demand response audits where we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand. We receive a fee from our electric grid operator and utility customers for each audit typically based upon a rate times the amount of kilowatts, or kW, that we identify that can be reduced from the electric power grid. We also use our PowerTrak platform to deliver energy analytics and control, energy procurement services and emissions tracking and trading support. We generally receive either a subscription-based fee or a percentage savings fee for these energy management solutions. We have yet to earn substantial revenues from these energy management solutions.

A majority of our revenues have been generated from contracts with, and open market sales to, ISO New England Inc., a grid operator customer. This customer accounted for 51.8% and 56.5% our total revenues for the three months ended June 30, 2007 and 2006, respectively and 61.5% and 78.7% for the six months ended June 30, 2007 and 2006, respectively. Moreover, revenues from our three largest grid operator and utility customers represented approximately 89.3% and 92.3% of our total revenues during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, revenues from our three largest grid operator and utility customers represented

91.5% and 94.7%, respectively. The termination of these contracts or key customer relationships could have a material adverse effect on our business. However, we anticipate that our dependence on these customer relationships will decrease as we expand further into existing geographic markets and continue to extend our network to encompass new markets.

Less than half of our revenues are derived from three fixed price contracts, one with Connecticut Light and Power Company and two with ISO New England Inc. For the three months ended June 30, 2007, these contracts accounted for approximately 27.3%, 16.0% and 5.6%, respectively, of our total revenues. For the six months ended June 30, 2007, these contracts accounted for approximately 30.6%, 11.8% and 5.7%, respectively, of our total revenues. Although we are regularly in discussion with our customers to extend our existing contracts, the three major contracts described above expire in 2008. The contracts with ISO New England Inc. provide for an extension of its term by one year at the option of ISO New England Inc. Under one of the contracts, the amount that we are paid per MW of committed capacity fluctuates based on the month for which payment is made, with the amount per MW being higher during the summer months of June through September than during the months of January through May and October through December, which are known as the shoulder months.

Cost of Revenues

Cost of revenues for our demand response solutions consists of payments we make to our commercial, institutional and industrial customers for their participation in our demand response network. We generally enter into one to five year contracts with our end-use customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a customer reduces consumption of energy from the electric power grid. The equipment and installation costs for our devices at our commercial, institutional and industrial customer sites are capitalized and depreciated over the lesser of the remaining term of the contract or the estimated useful life of the equipment and this depreciation is also reflected in cost of revenues. When services have been provided, but the revenue associated with the agreement have been deferred as a result of not meeting the revenue recognition criteria required by SAB No. 104, we also defer the related direct costs of revenues for the service.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our demand response and energy management solutions, (b) the selling price of our solutions, (c) our cost of revenues, (d) the introduction of new clean and intelligent power solutions and (e) our ability to open and enter new markets/regions and expand deeper into markets we already serve.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 65 employees at June 30, 2006 to 161 employees at June 30, 2007. We expect to continue to hire employees to support our growth.

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities. We expect selling and marketing expenses to decrease as a percentage of total annual revenues as we leverage our current sales and marketing personnel.

General and administrative expenses consist primarily of (a) salaries and related personnel costs related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums.

Research and development expenses consist primarily of (a) salaries and related personnel costs related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During 2006 and through May 31, 2007, we have capitalized internal software and development costs of $1.5 million in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at June 30, 2007. We intend to continue to invest in our research and development efforts. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS No. 123(R)). SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. We currently expect that our adoption of SFAS No. 123(R) will affect our operating results in future periods. For the three and six months ended June 30, 2007, we recorded stock-based compensation expenses of approximately $3.7 million and $4.3 million, respectively, in connection with share-based payment awards to employees and non-employees. Included within these amounts is $2.3 million in compensation expense associated with a grant that we made to our chief executive officer and our president in April

2007. With respect to grants through June 30, 2007, a future expense of non-vested options of approximately $16.1 million is expected to be recognized over a weighted-average period of 3.7 years. For restricted stock at June 30, 2007, the Company had $1.7 million of stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.9 years. See Footnote 8, “Stock Based Compensation,” to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding stock options.

Interest and Other Income (Expense), Net

Interest and other income (expense) consists primarily of interest income earned on cash balances. We historically have invested our cash in money market funds. Interest and other income (expense) includes interest expense on our debt facilities.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percentage Change
Revenues:
Demand response solutions	$11,910	$4,100	190.5%
Energy management solutions	105	—	—
Total revenues	$12,015	$4,100	193.1%

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percentage Change
Revenues:
Demand response solutions	$21,514	$9,138	135.4%
Energy management solutions	473	76	522.4%
Total revenues	$21,987	$9,214	138.6%

For the three months ended June 30, 2007, we had revenues of $12.0 million compared to $4.1 million for the three months ended June 30, 2006, an increase of $7.9 million, or 193.1%.

For the six months ended June 30, 2007, we had revenues of $22.0 million compared to $9.2 million for the six months ended June 30, 2006, an increase of $12.8 million, or 138.6%.

Our demand response solutions revenues were $11.9 million for the three months ended June 30, 2007 compared to $4.1 million for the three months ended June 30, 2006, an increase of $7.8 million, or 190.5%. For the six months ended June 30, 2007, our demand response solutions revenues were $21.5 million, compared to $9.1 million for the six months ended June 30, 2006, an increase of $12.4 million, or 135.4%. During the three and six months ended June 30, 2007, we increased our capacity under management in all operating regions including enrolling new end-use customers in our demand response programs. As of June 30, 2007, we had approximately 756 MW of electric capacity under management compared to 152 MW of electric capacity as of June 30, 2006.

Our energy management solutions revenues were $0.1 million for the three months ended June 30, 2007, compared to $0 for the three months ended June 30, 2006, For the six months ended June 30, 2007, our energy management solutions revenues were $0.5 million compared to $0.1 million for the six months ended June 30, 2006 due to an increase in consulting engagements and the initiation of our energy efficiency and procurement solutions.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response solutions for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

Three Months Ended June 30,
2007		2006
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$4,105	34.2%	$1,431	34.9%

Six Months Ended June 30,
2007		2006
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$7,013	31.9%	$2,131	23.1%

Our gross profit was $4.1 million for the three months ended June 30, 2007 compared to $1.4 million for the three months ended June 30, 2006, an increase of $2.7 million, or 186.9%. For the six months ended June 30, 2007, our gross profit was $7.0 million compared to $2.1 million for the six months ended June 30, 2006, an increase of $4.9 million, or 229.1%. Our gross margin was 34.2% for the three months ended June 30, 2007 compared to 34.9% for the three months ended June 30, 2006. The decrease in the gross margin percentage for the second quarter of 2006 is primarily due to a change in the mix of demand response programs in which we participated. For the six months ended June 30, 2007, our gross margin increased as a percentage to 31.9% compared to 23.1% for the same period in 2006. The increase in the gross margin percentage is primarily due to ISO New England Inc. not running a temporary Demand Response Winter Supplemental program in 2007. The program in 2006 was in response to an anticipated shortage in natural gas resulting from Hurricanes Katrina and Rita. The program ran from December 2005 through March 2006. Due to the short-term nature of the program, we made payments to our commercial, institutional and industrial customers for their participation that were higher than those we offer in most of our long term programs resulting in lower gross margins associated with the program.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Percentage Change
Operating Expenses:
Selling and marketing expenses	$4,372	$1,214	260.1%
General and administrative expenses	7,907	1,548	410.8%
Research and development expenses	498	161	209.3%
Total	$12,777	$2,923	337.1%

	Six Months Ended June 30,
	2007	2006	Percentage Change
Operating Expenses:
Selling and marketing expenses	$7,478	$2,087	258.3%
General and administrative expenses	11,337	3,045	272.3%
Research and development expenses	839	493	70.2%
Total	$19,654	$5,625	249.4%

Selling and Marketing Expenses

Selling and marketing expenses were $4.4 million for the three months ended June 30, 2007 compared to $1.2 million for the three months ended June 30, 2006, an increase of $3.2 million, or 260.1%. For the six months ended June 30, 2007, selling and marketing expenses were $7.5 million, compared to $2.1 million for the six months ended June 30, 2006, an increase of $5.4 million or 258.3%. During the three and six months ended June 30, 2007, the increases in expenses were primarily driven by the costs associated with an increase in the number of employees from 24 at June 30, 2006 to 59 at June 30, 2007. Stock-based compensation expense for the three and six months ended June 30, 2007, increased $0.4 million and $0.7 million, respectively, when compared to the same periods in 2006.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006, an increase of $6.4 million, or 410.8%. For the six months ended June 30, 2007, general and administrative expenses were $11.3 million compared to $3.0 million for the six months ended June 30, 2006, an increase of $8.3 million, or 272.3%. During the three and six months ended June 30, 2007, the increases in expenses were primarily due to costs associated with an increase in the number of employees from 30 at June 30, 2006 to 81 at June 30, 2007, as well as to greater costs associated with being a public company. Stock-based compensation expense for the three and six months ended June 30, 2007, increased $3.3 million and $3.5 million, respectively, when compared to the same periods in 2006. Included in the stock-based compensation during the second quarter of 2007 is $2.3 million related to stock-grants stock granted to certain of our executives which was recognized in full as compensation expense.

Research and Development Expenses

Research and development expenses were $0.5 million for the three months ended June 30, 2007 compared to $0.2 million for the three months ended June 30, 2006, an increase of $0.3 million, or 209.3%. For the six months ended June 30, 2007, research and development expenses were $0.8 million compared to $0.5 million for the six months ended June 30, 2006, an increase of $0.3 million, or 70.2%. During the three and six months ended June 30, 2007, the increases in expenses were primarily due to costs associated with an increase in the number of employees from 11 at June 30, 2006 to 21 at June 30, 2007. Stock-based compensation expense for the three and six months ended June 30, 2007 increased $63 and $104, respectively, when compared to the same periods in 2006. Expense increases for the three and six months ended June 30, 2007 were slightly offset by capitalized internal software and development costs of $0.3 million and $0.7 million, respectively. On May 31, 2007, we ceased capitalizing internal software and development costs as the asset was put into service.

Interest and Other Income (Expense), Net

Net interest and other income was $0.5 million for the three months ended June 30, 2007 compared to net interest and other expense of $31,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, net interest and other income was $0.6 million compared to net interest and other expense of $54,000 for the six months ended June 30, 2006. The changes in the three and six months ended June 30, 2007 as compared to June 30, 2006 are primarily due to interest income earned on the proceeds from our IPO, partially offset by an increase in interest expense on our outstanding debt.

Income Taxes

No provision for income taxes was recorded for either the three or six month periods ended June 30, 2007 or 2006. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2007 or 2006.

Liquidity and Capital Resources

Overview

In May 2007, we completed an initial public offering of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of our stockholders. Net proceeds to us from the offering were approximately $98.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). Prior to our IPO, we primarily funded our operations through the issuance of an aggregate of $27.9 million in preferred stock and $7.5 million in borrowings under our loan and security agreement. We used these proceeds to fund our operations, to develop our technology for our demand response programs, to open new markets and for acquisitions.

We had approximately $99.6 million in cash and cash equivalents as of June 30, 2007, compared to $9.2 million at December 31, 2006. We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and borrowings under our loan and security agreement, will be sufficient to meet our anticipated cash needs for at least the next 24 months.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(In thousands)
Cash flows used in operating activities	$(3,191)	$(4,118)
Cash flows used in investing activities	(11,173)	(4,200)
Cash flows provided by financing activities	104,807	2,267
Net increase (decrease) in cash and cash equivalents	$90,443	$(6,051)

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities in the six months ended June 30, 2007 was $3.2 million and consisted of a $12.0 million net loss offset by $6.4 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges, and $2.4 million of net cash used for working capital purposes and other activities. Cash used for working capital and other activities primarily reflected a $4.0 million increase in accounts payable and accrued expenses, an increase in accrued capacity payments of $2.1 million and an increase in deferred revenue of $1.2 million as our operations continued to grow, which were partially offset by a $3.6 million increase in accounts receivable attributable to the significant increase in revenues and a $0.7 million increase in deferred costs of sales.

Cash used in operating activities ended June 30, 2006 was $4.1 million and consisted of a $3.5 million net loss offset by $1.4 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges and $2.0 million of net cash used by working capital and other activities. Cash used by working capital and other activities primarily reflected a $1.0 million increase in accounts payable and accrued expenses as our operations continued to grow, and a $0.6 million increase in deferred revenue as new and untested capacity was added, which increases were offset by a $3.0 million increase in accounts receivable attributable to the significant increase in revenues, and a $0.6 million increase in deferred cost of sales and prepaid expenses and other assets.

Cash Flows Used in Investing Activities

Cash used in investing activities was $11.2 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, the cash portion of the purchase price for our acquisition of Pinpoint Power DR, the purchase of the assets of eBidenergy Inc, and the purchase of Celerity Energy Partners.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $104.8 million and cash used in financing activities were $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows provided by financing activities consisted of the following:

Equity Financing Activities

In May 2007, we completed an initial public offering of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of our stockholders. Net proceeds to us from the offering were approximately $98.8 million (net of underwriting discounts and commissions and but before the deduction of offering expenses). In January 2007, we raised $10 million of proceeds through sales of our Series C Convertible Preferred Stock. In May 2006, we raised $2.6 million of proceeds through sales of our Series B-1 Convertible Preferred Stock. In addition, we received approximately $84,000 and $2,000 from exercises of common stock options during the six months ended June 30, 2007 and June 30, 2006, respectively.

In February 2007, we repurchased 104,393 shares of our common stock for $0.4 million and during the six months ended June 30, 2007 we increased our restricted cash by $2.0 million and incurred $3.6 million of costs associated with the filing of our IPO.

Credit Facility Borrowings

For the six months ended June 30, 2006 we made $365 of scheduled principal payments on our outstanding debt. In November 2006, we entered into a new loan agreement. During the six months ended June 30, 2007 we borrowed $2.5 million under the agreement and made scheduled principal payments on our outstanding debt and capital lease obligations of $488.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $10.8 million and $1.0 million for the six months ended June 30, 2007 and 2006. Under certain of our contracts we are required to make capital expenditures of $4.0 million to $6.0 million related to environmental control facilities. Most of those expenditures are expected to be made in 2007 and the first half of 2008, and we do not expect to make additional capital expenditures in connection with those contracts unless our capacity commitment is expanded under the contracts.

Contractual Obligations

The disclosures relating to our contractual obligations in our final prospectus dated May 17, 2007, which is on file with the SEC, have not materially changed since we filed that prospectus.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit issued in the ordinary course of business.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates during the second quarter of 2007. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our final prospectus dated May 17, 2007, which is on file with the SEC.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2007, all of our $7.5 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $63 per year.

As our investments are made with highly rated, short-term securities, we are not anticipating any significant impact in the short term from a change in interest rates.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks and uncertainties described below together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of these risks actually occurs, our business, financial condition, results of operations, and future growth prospects may suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

The following risk factors restate and supersede the risk factors previously disclosed in our final prospectus dated May 17, 2007, which is on file with the SEC.

Risks Related to Our Business

We have incurred net operating losses since our inception, and we may continue to incur net operating losses in the future and may never reach profitability.

Our net operating losses in 2004, 2005 and 2006 were $1.9 million, $1.7 million and $5.8 million, respectively. Our net operating loss for the three and six months ended June 30, 2007 was $8.2 million and $12.0 million, respectively. We have not achieved profitability for any calendar year, although we have for certain quarters, and we expect to continue to incur operating losses for the foreseeable future. As of June 30, 2007, we had an accumulated deficit of $22.3 million. Initially, our operating losses were principally driven by start-up costs and the costs of developing our technology, which included research and development. More recently, our net operating losses have been principally driven by selling and marketing, and general and administrative expenses. As we seek to grow our revenues and customer base, we plan to continue to expand our demand response and energy management solutions, which will require increased selling and marketing, and research and development expenses. These increased operating costs may cause us to incur net losses for the foreseeable future, and there can be no assurance that we will be able to grow our revenues, sustain the growth rate of our revenues, expand our customer base or become profitable. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on our currently outstanding debt and on any debt that we incur in the future could contribute to our net losses. As a result, even if we significantly increase our revenues, we may continue to incur net losses in the future. If we fail to achieve profitability, the market price of our common stock could decline substantially.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

We began operating as a New Hampshire limited liability company in December 2001, and were incorporated as a Delaware corporation in June 2003. We first began generating revenues in 2003. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in the emerging market for clean and intelligent power solutions is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development. To address these risks and uncertainties, we must do the following:

•                  maintain our current relationships and develop new relationships with grid operators and utilities and the entities that regulate them;

•                  maintain and expand our current relationships and develop new relationships with commercial, institutional and industrial customers;

•                  maintain and enhance our existing demand response and energy management solutions;

•                  continue to develop clean and intelligent power solutions that achieve significant market acceptance;

•                  continue to enhance our information processing systems;

•                  execute our business and marketing strategies successfully;

•                  respond to competitive developments;

•                  attract, integrate, retain and motivate qualified personnel; and

•                  continue to participate in shaping the regulatory environment.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these goals might be very expensive, which could adversely impact our operating results and financial condition. Any predictions about our future operating results may not be as accurate as they could be if we had a longer operating history.

Our results of operations could be adversely affected if our operating expenses do not correspond with the timing of our revenues.

Most of our operating expenses, such as employee compensation and rental expense for properties, are either relatively fixed in the short-term or incurred in advance of sales. Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. For example, if a demand response event or metering and verification test does not occur in a particular quarter, we may not be able to recognize revenues for the undemonstrated capacity in that quarter. This shortfall in revenues could adversely affect our operating results for that quarter and could cause the market price of our common stock to decline substantially.

We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share and revenues.

The market for clean and intelligent power solutions is fragmented. Some traditional providers of advanced metering solutions have added, or may add, demand response services to their existing business. We face strong competition from clean and intelligent power solutions providers, both larger and smaller than we are. We also compete against traditional supply-side resources such as natural gas-fired peaking power plants. In addition, utilities and competitive electricity suppliers offer their own demand response solutions, which could decrease our base of potential customers along with our revenues and profitability.

Many of our competitors have greater financial resources than we do. Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some advanced metering infrastructure service providers, for example, are substantially larger and better capitalized than we are and have the ability to combine advanced metering and demand response solutions into an integrated offering to a large, existing customer base. Our competitors may offer clean and intelligent power solutions at prices below cost or even for free in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may also face competition based on technological developments that reduce peak demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our demand response and energy management solutions.

If we fail to successfully educate existing and potential grid operator and utility customers regarding the benefits of our demand response and energy management solutions or a market otherwise fails to develop for those solutions, our ability to sell our solutions and grow our business could be limited.

Our future success depends on commercial acceptance of our clean and intelligent power solutions and our ability to obtain additional contracts. We anticipate that revenues related to our demand response solutions will constitute a substantial portion of our revenues for the foreseeable future. The market for clean and intelligent power solutions in general is relatively new. If we are unable to educate our potential customers about the advantages of our solutions over competing products and services, or our existing customers no longer rely on our demand response solutions, our ability to sell our solutions will be limited. In addition, because the clean and intelligent power solutions sector is rapidly evolving, we cannot accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing clean and intelligent power solutions that address those needs. If the market for our demand response and our energy management solutions does not continue to develop, our ability to grow our business could be limited and we may not be able to achieve profitability.

If the actual amount of demand response capacity that we make available under our capacity contracts is materially less than required, our committed capacity could be reduced and we could be required to make refunds and pay penalty fees.

We provide demand response capacity to our grid operator and utility customers either under fixed price long-term contracts, or under terms established in open bidding markets where capacity is purchased. Under the long-term contracts and open bidding market commitments, grid operators and utilities make periodic payments to us based on the amount of demand response capacity that we are obligated to make available to them during the contract period, or make monthly payments to us based on the amount of demand response capacity that we chose to make available to them during the relevant period. We refer to these payments as committed capacity payments. Committed capacity is negotiated and established by the contract and is subject to subsequent confirmation by measurement and verification tests or performance in a demand response event. In our open bidding markets, we offer different amounts of committed capacity to our grid operator and utility customers based on market rules on a periodic basis, which is typically monthly. We refer to measured and verified capacity as our demonstrated or proven capacity. Once demonstrated, the proven capacity amounts typically establish a baseline of capacity for each end-use customer site in our portfolio, on which committed capacity payments are calculated going forward and until the next demand response event or measurement and verification test when we are called to make capacity available.

The capacity level that we are able to achieve varies with the electricity demand of targeted equipment, such as heating and cooling equipment, at the time an end-use customer is called to perform. Accordingly, our ability to deliver committed capacity depends on factors beyond our control, such as temperature and humidity and the time of day that an end-use customer is called to perform. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Under some of our contracts, any difference between our demonstrated capacity and the committed capacity on which capacity payments were previously made will result in either a refund payment from us to our grid operator or utility customer or an additional payment to us by such customer. Any refund payable by us would reduce our deferred revenues, but would not impact our previously recognized revenues. If there is a true-up settlement due to a grid operator or utility customer, we generally make a corresponding adjustment in our payments to the end-use customer or customers who failed to make the appropriate level of capacity available, however we are sometimes unable to do so. In addition, some of our contracts with our grid operator and utility customers provide for penalty payments, which can be substantial, in certain circumstances in which we do not meet our capacity commitments, either in measurement and verification tests or in demand response events. Further, because measurement and verification test results for some capacity contracts establish capacity levels on which payments will be made until the next test or demand response event, the payments to be made to us under such capacity contracts would be reduced until the level of capacity is established at the next test or demand response event. To date we have been required to make only de minimis refund and penalty payments, and we have incurred only immaterial downward adjustments in capacity payments, as a result of failures to achieve our committed capacity levels. However, we could experience significant period-to-period fluctuations in our financial results in future periods due to true-up settlements, capacity payment adjustments, replacement costs or other payments, which could be substantial. We incurred aggregate penalty payments of $0 and $1,971 during the six months ended June 30, 2007 and June 30, 2006, respectively.

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our clean and intelligent power solutions.

While the electric power markets in which we operate are regulated, we are not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, the installation of devices used in providing those solutions and electric generators sometimes installed or activated when providing demand response solutions may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state, provincial or local governmental entities may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our current or future solutions, whether at the federal, state, provincial or local level, may negatively impact the installation, servicing and marketing of those solutions and increase our costs and the price of our solutions. In a relatively few instances, we have agreed to own and operate a back-up generator at a commercial, institutional or industrial customer location for a period of time and to activate the generator when capacity is called for dispatch so that the commercial, institutional or industrial customer can reduce its consumption of electricity from the electric power grid. These generators could become ineligible to participate in demand response programs in the future, or be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial position.

A substantial majority of our revenues are generated from contracts with, and open market sales to, a small number of grid operator and utility customers, including in particular one grid operator customer, and the modification or termination of these contracts or sales relationships could materially adversely affect our business.

A majority of our revenues have been generated from contracts with, and open market sales to, ISO New England Inc. This customer accounted for 86%, 65% and 62% of our total revenues in 2005, 2006 and the six months ended June 30, 2007, respectively. Moreover, revenues from our three largest grid operator and utility customers represented approximately 88%, 93% and 92% of our total revenues in 2005, 2006 and the six months ended June 30, 2007, respectively. Any modification or termination of these contracts or key customer relationships could have a material adverse effect on our business.

A substantial portion of our revenues are derived from three fixed price contracts. In 2005 and 2006, and the six months ended June 30, 2007, these contracts accounted for approximately 86%, 62% and 48%, respectively, of our total revenues. Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, the three major contracts described above expire in May and December 2008. There can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance that we would be able to do so. In addition, other programs could provide lower capacity payments than our existing fixed price contracts. Thus, the failure to renew any of these contracts could significantly reduce our revenues.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our solutions, which could damage our reputation, cause us to lose customers and negatively impact our growth.

Our success depends on our ability to provide quality, reliable demand response and energy management solutions in a timely manner, which in part requires the proper functioning of facilities and equipment owned, operated or manufactured by third parties upon which we depend. For example, our reliance on third parties includes:

•                  utilizing components that we install or have installed at commercial, institutional and industrial locations;

•                  outsourcing email notification and cellular and paging wireless communications that are used to notify our end-use customers of their need to reduce electricity consumption at a particular time and to execute instructions to devices installed at our customer locations and which are programmed to automatically reduce consumption on receipt of such communications; and

•                  outsourcing certain installation and maintenance operations to third-party providers.

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our demand response and energy management solutions, which could cause us to experience difficulty retaining current customers and attracting new customers. Such delays could also result in our making refunds or paying penalty fees to our grid operator and utility customers. In addition, our brand, reputation and growth could be negatively impacted.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Our continued success depends to a considerable degree upon the continued availability, contributions, vision, skills, experience and effort of our senior management, sales and marketing, engineering and operations teams. We do not maintain “key person” insurance on any of our employees. We have entered into employment agreements with the members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. All of the agreements with members of our senior management team provide that employment is at-will and may be terminated by the employee at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives. We rely on our engineering team to research, design and develop new and enhanced demand response and energy management solutions. We rely on our operations team to install, test, deliver and manage our demand response solutions. The loss or interruption of the service of members of our senior management, sales and marketing, engineering or operations teams, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

We expect to continue to expand our sales and marketing, operations, engineering, research and development capabilities and financial and reporting systems, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, financial and reporting systems, expand our facilities, and continue to recruit and train additional qualified personnel. All of these measures will require significant expenditures and will demand the attention of management. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We are currently in the process of implementing a new software system that will integrate all of our departments and functions onto a single computer system. Any difficulties or delays in implementing this system could make it more difficult for us to grow and manage our operations, divert management attention from operations and require further expense.

We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. If we are not able to hire, train and retain the necessary personnel, or if these managerial, operational, financial and reporting improvements are not implemented successfully, we could lose customers and revenues.

We allocate our operations, sales and marketing, research and development, general and administrative, and financial resources based on our business plan, which includes assumptions about current and future contracts with grid operator and utility customers and commercial, institutional and industrial customers, variable prices in open markets for demand response capacity, the development of ancillary services markets which enable demand response as a revenue generating resource and a variety of other factors relating to electricity markets, and the resulting demand for our demand response and energy management solutions. However, these factors are uncertain. If our assumptions regarding these factors prove to be incorrect or if alternatives to those offered by our solutions gain further acceptance, then actual demand for our demand response and energy management solutions could be significantly less than the demand we anticipate and we may not be able to sustain our revenue growth or achieve profitability.

An oversupply of electric generation capacity and varying regulatory structures in certain regional power markets could negatively affect our business and results of operations.

Although demand for electric capacity has been increasing throughout North America, a buildup of new electric generation facilities could result in excess electric generation capacity in certain regional power markets. In addition, the electric power industry is highly regulated. The regulatory structures in regional electricity markets are varied and some regulatory requirements make it more difficult for us to provide some or all of our demand response solutions in those regions. For instance, in some markets, such as Texas, regulated quantity or payment levels for demand response capacity or energy make it more difficult for us to cost-effectively enroll and manage many commercial, institutional and industrial customers in demand response programs. Further, some markets, such as New York, have regulatory structures that do not yet include demand response as a qualifying resource for purposes of short-term reserve requirements known as ancillary services. As part of our business strategy, we intend to expand into additional regional electricity markets. However, the combination of excess electric generation capacity and unfavorable regulatory structures could limit the number of regional electricity markets available to us for expansion. Unfavorable regulatory decisions in markets where we currently operate could also negatively affect our business. For example, regulators could modify market rules in certain areas to further limit the use of back-up generators in demand response markets or could implement bidding caps that could lower our revenue opportunities. A limit on back-up generators would mean that some of the capacity reductions we aggregate from end-use customers willing to reduce consumption from the grid by activating their own back-up generators during demand response events would not qualify as capacity, and we would have to find additional sources of capacity from end-use customers willing to reduce load by curtailing consumption rather than by generating electricity themselves.

We face pricing pressure relating to electric capacity made available to grid operators and utilities and in the percentage or fixed amount paid to commercial, institutional and industrial customers for making capacity available, which could adversely affect our results of operations and financial position and delay or prevent our future profitability.

The rapid growth of the clean and intelligent power solutions sector is resulting in increasingly aggressive pricing, which could cause the prices for clean and intelligent power solutions to decrease over time. Our grid operator and utility customers may switch to other clean and intelligent power solutions providers based on price, particularly if they perceive the quality of our competitors’ products or services to be equal or superior to ours. Continued decreases in the price of capacity by our competitors could result in a loss of grid operator and utility customers or a decrease in the growth of our business, or it may require us to lower our prices for capacity to remain competitive, which would result in reduced revenues and lower profit margins and would adversely affect our results of operations and financial position and delay or prevent our future profitability. Continued increases in the percentage or fixed amount paid to commercial, institutional and industrial customers by our competitors for making capacity available could result in a loss of commercial, institutional and industrial customers or a decrease in the growth of our business. It also may require us to increase the percentage or fixed amount we pay to our commercial, institutional and industrial customers to remain competitive, which would result in increases in the cost of revenues and lower profit margins and would adversely affect our results of operations and financial position and delay or prevent our future profitability.

Our inability to protect our intellectual property could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our demand response solutions. We hold only one issued patent. Patent protection is unavailable for certain aspects of the technology and operational processes that are important to our business. Any patent held by us or to be issued to us, or any of our pending patent applications, could be challenged, invalidated, unenforceable or circumvented. Moreover, some of our trademarks which are not in use may become available to others. To date, we have relied principally on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality agreements from all of our customers and vendors and although we have entered into confidentiality agreements with all of our employees, we cannot be certain that these agreements will be honored. Some of our confidentiality agreements are not in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Policing unauthorized use of our intellectual property is difficult and expensive, as is enforcing our rights against unauthorized use. The steps that we have taken or may take may not prevent misappropriation of the intellectual property on which we rely. In addition, effective protection may be unavailable or limited if we expand to other jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. From time to time, third parties may infringe our intellectual property rights. Litigation may be necessary to enforce or protect our rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources away from our daily operations, and result in the impairment of our intellectual property. Failure to adequately enforce our rights could cause us to lose rights in our intellectual property and may negatively affect our business.

We may be subject to damaging and disruptive intellectual property litigation related to allegations that our demand response and energy management solutions infringe on intellectual property held by others, which could result in the loss of use of those solutions.

Third-party patent applications and patents may be applicable to our clean and intelligent power solutions. As a result, third-parties may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our solutions, which litigation could be time-consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our solutions, and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our solutions and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all.

If our information technology systems fail to adequately gather and assess data used in providing our clean and intelligent power solutions, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively control the devices which enable our demand response solutions; gather and assess data used in providing our energy management solutions; manage relationships with our customers; and maintain our research and development data. The failure of our information technology systems to perform as we anticipate could disrupt our business and product development and make us unable, or severely limit our ability, to respond to demand response events. In addition, our information technology systems are vulnerable to damage or interruption from:

•                  earthquake, fire, flood and other natural disasters;

•                  terrorist attacks and attacks by computer viruses or hackers;

•                  power loss; and

•                  computer systems, Internet, telecommunications or data network failure.

Although our information technology systems have fail-over redundancy where they are housed, we do not have geographic fail-over redundancy. Any interruption in the operation of our information technology systems could result in decreased revenues under our demand response contracts and energy management contracts and commitments, reduced margins on revenues where fixed payments are due to our commercial, institutional, and industrial customers, reductions in our demonstrated capacity levels going forward, customer dissatisfaction and lawsuits and could subject us to penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on the electric power industry for revenues and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric power industry spending and other factors affecting the electric utility industry, such as seasonality of peak demand.

We currently derive substantially all of our revenues from the sale of demand response solutions, directly or indirectly, to the electric power industry. Purchases of our demand response solutions by grid operators or electric utilities may be deferred or cancelled as a result of many factors, including mergers and acquisitions involving electric utilities, changing regulations, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of capacity in open markets are particularly susceptible to variability based on changes in the spending patterns of our grid operator and utility customers and on associated fluctuating market prices for capacity. In addition, peak demand for electricity and other capacity constraints tend to be seasonal. Peak demand in the United States tends to be most extreme in warmer months. Hence, some capacity markets yield higher prices for capacity during these warmer months. As a result, our demand response revenues can be seasonal. For example, in 2006, our demand response revenues in the third quarter were higher than our demand response revenues in the fourth quarter. Further, occasional events, such as a spike in natural gas prices, can lead grid operators and utilities to implement short-term calls for demand response capacity to respond to these events, but we cannot be sure that such calls will continue or that we will be in a position to generate revenues when they do occur. In the first quarter of 2006, we earned $3.6 million under the Demand Response Winter Supplemental Program, a temporary demand response program established by ISO New England Inc. in response to an anticipated shortage in natural gas resulting from Hurricanes Katrina and Rita. We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these and other factors. Pronounced variability or an extended period of reduction in spending by grid operators and utilities, or continued requests from grid operators and utilities to pay for demand response capacity at prices that are not equal on a monthly or quarterly basis over the course of a contract year, could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that does not result in increases in revenues.

Electric power industry sales cycles can be lengthy and unpredictable and require significant employee time and financial resources with no assurances that we will realize revenues.

Sales cycles with grid operator and utility customers are generally long and unpredictable. The grid operators and utilities that are our potential customers generally have extended budgeting, procurement and regulatory approval processes. They also tend to be risk averse and tend to follow industry trends rather than be the first to purchase new products or services, which can extend the lead time for or prevent acceptance of new products or services such as our demand response solutions. Accordingly, our potential customers may take longer to reach a decision to purchase services. This extended sales process requires the dedication of significant time by our personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. It is not unusual for a grid operator or utility customer to go through the entire sales process and not accept any proposal or quote.

An increased rate of terminations by our commercial, institutional and industrial customers, or their failure to renew contracts when they expire, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our commercial, institutional and industrial customer base.

Our ability to provide demand response capacity under our demand response contracts depends on the number of commercial, institutional and industrial customers who enter into agreements with us to reduce electricity consumption on demand and the levels of consumption which those customers agree to reduce. The average annual rate of terminations by our commercial, institutional and industrial customers in 2004, 2005, 2006 and through June 30, 2007 was less than 1%. If this termination rate increases, or if customers do not renew their contracts as they expire, we will need to acquire additional commercial, institutional and industrial customers or expand our relationships with existing commercial, institutional and industrial customers in order to maintain our revenues and grow our business. The loss of revenues resulting from terminations could be significant, and limiting customer terminations is an important factor in our ability to achieve future profitability. If we are unsuccessful in controlling our commercial, institutional and industrial customer terminations, we may be unable to acquire a sufficient number of new customers or we may incur significant costs to replace customers, which could cause our revenues to decrease and our cost of revenues to increase, and delay or prevent our profitability.

The success of our businesses depends in part on our ability to develop new clean and intelligent power solutions and increase the functionality of our current demand response and energy management solutions.

The market for demand response and energy management solutions is characterized by rapid technological changes, frequent new software introductions, Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, and evolving industry standards and regulations. We may not be able to successfully develop and market new clean and intelligent power solutions that comply with present or emerging industry regulations and technology standards. Also, any new regulation or technology standard could increase our cost of doing business.

From time to time, our customers have expressed a need for increased functionality in our solutions. In response, and as part of our strategy to enhance our clean and intelligent power solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design new, competitive clean and intelligent power solutions, enhance our existing demand response and energy management solutions and provide new, value-added services to our customers. Initiatives to develop new solutions will require continued investment, and we may experience unforeseen problems in the performance of our technologies and operational processes, including new technologies and operational processes that we develop and deploy, to implement our solutions. In addition, software addressing the procurement and management of energy assets is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new clean and intelligent power solutions or enhancements to our existing demand response and energy management solutions on a timely basis, or if the market does not accept such solutions, we will lose opportunities to realize revenues and customers and our business and results of operations will be adversely affected.

Any internal or external security breaches involving our demand response and energy management solutions could harm our reputation, and even the perception of security risks of our solutions or the transmission of data over the Internet, whether or not valid, could inhibit market acceptance of our solutions and cause us to lose customers.

We and our customers use our demand response and energy management solutions to compile and analyze sensitive or confidential information related to our customers. In addition, some of our demand response and energy management solutions allow us to remotely control equipment at commercial, institutional and industrial locations. Our demand response and energy management solutions rely on the secure transmission of proprietary data over the Internet for some of their functionality. Well-publicized compromises of Internet security could have the effect of substantially reducing confidence in the Internet as a medium of data transmission. The occurrence or perception of security breaches in our demand response and energy management solutions or our customers’ concerns about Internet security or the security of our solutions, whether or not they are warranted, could have a material adverse effect on our business, harm our reputation, inhibit market acceptance of our demand response and energy management solutions and cause us to lose customers, any of which could have a material adverse effect on our financial condition and results of operations.

We may come into contact with sensitive consumer information or data when we perform operational, installation or maintenance functions for our customers. Even the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. In addition, third parties may attempt to breach our security or inappropriately use our demand response and energy management solutions through computer viruses, electronic break-ins and other disruptions. If a breach is successful, confidential information may be improperly obtained, and we may be subject to lawsuits and other liabilities.

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for marketing and product development of our demand response and energy management solutions. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions, and our expansion of sales and marketing and product development activities. In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. Because of our losses, we do not fit traditional credit lending criteria. We may not be able to obtain loans or additional capital on acceptable terms or at all. Moreover, our current loan and security agreement contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities would likely contain similar restrictions. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our loan and security agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreement, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Provisions in our senior loan and security agreement with Bluecrest Capital Partners, L.P., or Bluecrest Capital, as assignee of Ritchie Capital Finance, L.L.C., impose restrictions on our ability to, among other things:

•                  incur more debt;

•                  pay dividends and make distributions;

•                  redeem or repurchase capital stock;

•                  create liens;

•                  enter into transactions with affiliates; and

•                  merge or consolidate.

Our loan and security agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under our loan and security agreement with Bluecrest Capital. In addition to preventing additional borrowings under our loan and security agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

Our ability to use our net operating loss carryforwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. The number of shares of our common stock that we issued in our IPO may be sufficient, taking into account prior or future shifts in our ownership over a three year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us.

We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth, and acquisitions that we complete may expose us to a number of unanticipated operational and financial risks.

In addition to organic growth, we intend to continue to pursue growth through the acquisition of companies or assets that may enable us to expand our project skill-sets and capabilities, enlarge our geographic market, add experienced management personnel and increase our service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire, or for other reasons. Our acquisition efforts may involve certain risks, including:

•                  we may have difficulty integrating operations and systems;

•                  key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•                  we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•                  we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•                  our ongoing business may be disrupted or receive insufficient management attention; and

•                  we may not be able to realize the cost savings or other financial and operational benefits we anticipated.

The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, products or technologies effectively, our business, financial condition and results of operations may be materially adversely affected.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide bid bonds or performance bonds to secure our performance under long-term contracts with our grid operator and utility customers. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages or true-up payments as the result of a failure to make available capacity at agreed levels or an event of default under our contracts with them. Our ability to obtain such bonds and letters of credit primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. As of June 30, 2007, we had $2.6 million of letters of credit outstanding. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

If the software we use in providing our demand response and energy management solutions produces inaccurate information or is incompatible with the systems used by our customers, it could make us unable to provide our solutions, which could lead to a loss of revenues and trigger penalty payments.

Our software is complex and, accordingly, may contain undetected errors or failures when introduced or subsequently modified. Software defects or inaccurate data may cause incorrect recording, reporting or display of information about the level of demand reduction at a commercial, institutional and industrial customer location, which could cause us to fail to meet our commitments to have capacity available. Although we have not incurred penalty payments or adjusted revenue in 2005 and 2006 for failures to have capacity available due to inaccurate software information, any such failures could cause us to be subject to penalty payments to our grid operator and utility customers or reduce revenue in the period the adjustment is identified and result in reductions in capacity payments under contracts in subsequent periods. In addition, such defects and inaccurate data may prevent us from successfully providing our energy management solutions, which would result in lost revenues. Software defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation may be harmed and our financial condition and results of operations could be materially adversely affected.

We currently serve a commercial, institutional and industrial customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Building control, process control and metering systems frequently reside on non-standard operating systems. Our demand response and energy management solutions need to interface with these non-standard systems in order to gather and assess data and to implement changes in electricity consumption. Our business depends on the following factors, among others:

•                  our ability to integrate our technology with new and existing hardware and software systems, including metering, building control, process control, and distributed generation systems;

•                  our ability to anticipate and support new standards, especially Internet-based standards and building control system protocol languages; and

•                  our ability to integrate additional software modules under development with our existing technology and operational processes.

If we are unable to adequately address any of these factors, our results of operations and prospects for growth and profitability could be materially adversely effected.

We may face certain product liability or warranty claims if we disrupt our customers’ networks or applications.

For some of our current and planned solutions, our software and hardware is integrated with our customers’ networks and software applications. The integration of our software and hardware may entail the risk of product liability or warranty claims based on disruption to these networks or applications. In addition, the failure of our software and hardware to perform to customer expectations could give rise to warranty claims against us. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. Although we carry general liability insurance, our current insurance coverage could be insufficient to protect us from all liability that may be imposed under these types of claims. A material product liability claim may seriously harm our results of operations.

Risks Related to Our Common Stock

We expect our quarterly revenues and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Our quarterly revenues and operating results have fluctuated in the past and may vary from quarter to quarter in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be misleading. You should not rely upon the results of one quarter as an indication of future performance. Our revenues and operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially.

Our quarterly revenues and operating results may vary depending on a number of factors, including:

•                  demand for and acceptance of our clean and intelligent power solutions;

•                  delays in the implementation and delivery of our clean and intelligent power solutions, which may impact the timing of our recognition of revenues;

•                  delays or reductions in spending for clean and intelligent power solutions by our customers and potential customers;

•                  the long lead time associated with securing new customer contracts;

•                  the mix of our revenues during any period, particularly on a regional basis, since local payments for demand response capacity tend to vary according to the level of available capacity in given regions;

•                  the termination of existing contracts with grid operator and utility customers;

•                  development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•                  the pricing terms of some long-term capacity contracts that provide for higher payments during warmer months and lower payments during the rest of the year;

•                  temporary capacity programs that could be implemented by grid operators and utilities to address short-term capacity deficiencies, such as the 2006 Demand Response Winter Supplemental Program in New England after Hurricanes Katrina and Rita;

•                  changes in open market rules and pricing for demand response capacity; and

•                  increased expenditures for sales and marketing, software development and other corporate activities.

We do not intend to pay dividends on our common stock.

We have not declared or paid any cash dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the development, operation and growth of our business. In addition, our loan and security agreement prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our amended and restated certificate of incorporation that is currently in effect, we are authorized to issue up to 50,000,000 shares of common stock, of which 18,228,046 shares of common stock were outstanding at June 30, 2007. Of these shares, the shares of common stock sold in our IPO are freely transferable without restriction or further registration under the Securities Act by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, 12,549,148 shares of common stock will become freely tradeable immediately upon the termination of the lock-up agreements described below and an additional 1,202,409 shares of common stock will become freely tradeable thereafter, assuming no exercise of any outstanding warrants or options as of June 30, 2007. Certain of our stockholders will be able to cause us to register common stock that they own under the Securities Act pursuant to registration rights that are described in “Certain Relationships and Related Transactions—Registration Rights” contained in our final prospectus dated May 17, 2007, which is on file with the SEC. We also registered all shares of common stock that we may issue under our Amended and Restated 2003 Stock Option and Incentive Plan, or 2003 Stock Plan, and our 2007 Employee, Director and Consultant Stock Plan, or 2007 Stock Plan.

Our executive officers and directors and most of our stockholders have entered into lock-up agreements in connection with our IPO, pursuant to which they have agreed, subject to certain exceptions and extensions, not to sell or transfer, directly or indirectly, any shares of our common stock for a period of 180 days from the date of our final prospectus dated May 17, 2007, which is on file with the SEC or to exercise registration rights during such period with respect to such shares. However, after the lock-up period expires, or if the lock-up restrictions are waived by the underwriters, such persons will be able to sell their shares and exercise registration rights to cause them to be registered. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

Provisions of our charter, bylaws, and Delaware law and of some of our employment arrangements may make an acquisition of us or a change in our management more difficult and could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that are currently in effect could discourage, delay, or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•                  allow the authorized number of directors to be changed only by resolution of our board of directors;

•                  require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office;

•                  establish a classified board of directors, providing that not all members of the board be elected at one time;

•                  authorize our board of directors to issue, without stockholder approval, blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•                  require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•                  prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•                  establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•                  limit who may call stockholder meetings; and

•                  require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our amended and restated certificate of incorporation and restated bylaws.

Some of our employment arrangements and restricted stock and incentive stock option agreements provide for severance payments and accelerated vesting of benefits, including accelerated vesting of restricted stock and options, upon a change of control.. These provisions may discourage or prevent a change of control.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934 and the Nasdaq Global Market, will require greater resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with equity securities listed on the Nasdaq Global Market, we must comply with statutes and regulations of the SEC and requirements of the Nasdaq Global Market, with which we were not required to comply prior to our IPO. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will substantially increase our costs and expenses. In particular, as a public company we are now required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In addition, as a public company we expect that we will incur substantially higher costs to obtain director and officer liability insurance policies. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could materially harm our business and cause our stock price to decline.

As a public company, our internal control over financial reporting will be required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, we will be required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting in 2008. If we are unable to maintain effective control over financial reporting, such conclusion would be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2008. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. If we fail to maintain effective internal control over financial reporting in accordance with Section 404, we will not be able to conclude that we have and maintain effective internal control over financial reporting or our independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control in accordance with Section 404 will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results, and you could lose all or a significant portion of your investment.

Insiders have substantial control over us, which could delay or prevent a change of corporate control or result in the entrenchment of management and/or the board of directors.

As of June 30, 2007, our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•                  delaying, deferring, or preventing a change of control;

•                  entrenching our management and/or the board of directors;

•                  impeding a merger, consolidation, takeover, or other business combination involving us;

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or

•                  causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

In addition, Delaware law limits the protection afforded minority stockholders, and we do not intend to enact provisions that may be beneficial to minority holders, such as cumulative voting.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended June 30, 2007:

(i)                         During the period ended June 30, 2007, we granted options to purchase an aggregate of 411,194 shares of our common stock pursuant to our stock option plans, at a weighted average exercise price of $26.25 per share. In addition, we issued 213,986 shares of common stock in connection with the exercise of outstanding options under our stock option plans by optionees, at a weighted exercise price of $0.33 per share. These option exercises resulted in aggregate proceeds to us of approximately $71,000. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

(ii)                      On April 25, 2007, we issued an aggregate of 104,393 shares of our common stock to our chief executive officer and our president. We received no consideration from those individuals in connection with the issuance of such shares.

(iii)                   On June 1, 2007, in connection with our acquisition of 100% of the membership interests of Pinpoint Power DR, LLC, we issued 65,951 shares of our common stock to Thomas E. Atkins.

The issuance of securities described in (ii) and (iii) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

(b)       Use of Proceeds

We registered shares of our common stock in connection with our IPO under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. The offering commenced on May 17, 2007 and did not terminate before any securities were sold. As of the date of this filing, the offering has terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share.

The managing underwriters of the offering were Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.0 million. These expenses consisted of direct payments of:

i.   $7.4 million in underwriters discounts, fees and commissions;

ii.   $3.6 million in legal, accounting and printing fees; and miscellaneous expenses.

No payments for such expenses were directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds of approximately $95.0 million from the IPO are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds from the offering to fund the expansion of our business into new regions and expand our customer base, to finance research and development, to fund cash consideration for future acquisitions and for other general corporate purposes. We also may repay indebtedness. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 4.  Submission of Matters to a Vote of Security Holders

On April 30, 2007, we distributed a written consent to our stockholders requesting approval of an amendment to our certificate of incorporation to effect a stock split that was to become (and later became) effective prior to the closing of our IPO. Such action was effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 7,935,577 shares of our capital stock voting in favor of this matter were received by us and written consents were not received by us from stockholders holding an aggregate of 5,947,527 shares of our capital stock entitled to vote on such matter.

On May 9, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (i) the removal and re-election of Timothy Healy, Adam Grosser, David Brewster, William Lese, Philip Giudice, Richard Dieter and TJ Glauthier as directors, (ii) the amendment and restatement of our certificate of incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO, (iii) the amendment and restatement of our bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (iv) the adoption of our 2007 Employee, Director and Consultant Stock Plan and (v) the approval of a form of indemnification agreement to be entered into between us and our directors, officers and certain employees. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 11,582,577 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 2,305,283 shares of our capital stock entitled to vote on such matters.

Item 6.  Exhibits

The following documents are filed as exhibits to this report:

10.1	Amendment No. 1, dated as of August 10, 2007, to Employment Agreement, dated February 7, 2007 by and between Timothy G. Healy and EnerNOC, Inc.
10.2	Amendment No. 1, dated as of August 10, 2007, to Employment Agreement, dated February 7, 2007 by and between David B. Brewster and EnerNOC, Inc.
10.3	Form of Amendment No. 1 to Form of Severance Agreement by and between EnerNOC, Inc. and Neal C. Isaacson, Gregg Dixon, Terrence Sick and David Samuels.
10.4	Summary of Executive Bonus Plan.
31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1

Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2

Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: August 10, 2007	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: August 10, 2007	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Number	Description of Exhibit

10.1	Amendment No. 1, dated as of August 10, 2007, to Employment Agreement, dated February 7, 2007 by and between Timothy G. Healy and EnerNOC, Inc.
10.2	Amendment No. 1, dated as of August 10, 2007, to Employment Agreement, dated February 7, 2007 by and between David B. Brewster and EnerNOC, Inc.
10.3	Form of Amendment No. 1 to Form of Severance Agreement by and between EnerNOC, Inc, and Neal C. Isaacson, Gregg Dixon, Terrence Sick and David Samuels.
10.4	Summary of Executive Bonus Plan.
31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1

Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2

Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.