Form 10-Q/A
period 2007-06-30
ENERNOC INC
filed 2007-10-29
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 18,255,021 shares of the Registrant’s common stock, $.001 par value per share, outstanding as of August 7, 2007.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amended Filing”) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (the “Original Filing”), originally filed on August 10, 2007, is being filed solely to amend (i) the average weighted number of shares outstanding during the six months ended June 30, 2007 to correct a computational error, (ii) the basic and diluted net loss per share attributable to such shares to correct a computational error, and (iii) a non-cash adjustment in the statement of cash flows relating to the issuance of common stock to a related party to correct the inadvertent inclusion of parentheses indicating a negative non-cash effect instead of a positive one.

Other than described above, no changes have been made to any other items in the Original Filing. This Amended Filing does not reflect events occurring after the date of the Original Filing or modify or update those disclosures made pursuant to subsequent events.

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

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$12,015	$4,100	$21,987	$9,214
Cost of revenues	7,910	2,669	14,974	7,083
Gross profit	4,105	1,431	7,013	2,131

Operating expenses:
Selling and marketing expenses	4,372	1,214	7,478	2,087
General and administrative expenses	7,907	1,548	11,337	3,045
Research and development expenses	498	161	839	493
Total operating expenses	12,777	2,923	19,654	5,625
Loss from operations	(8,672)	(1,492)	(12,641)	(3,494)

Interest and other income	558	40	828	91
Interest expense	(92)	(71)	(207)	(145)

Net loss	$(8,206)	$(1,523)	$(12,020)	$(3,548)

Net loss per share:
Basic and diluted (restated) (1)	$(0.74)	$(0.43)	$(1.56)	$(1.02)

Weighted average number of basic and diluted shares (restated) (1)	11,157	3,506	7,688	3,475

(1) See Note 3.

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
	(restated)
Cash flows from operating activities
Net loss	$(12,020)	$(3,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	918	343
Amortization of intangibles	1,099	1,044
Stock-based compensation expense	4,320	32
Non-cash interest expense	87	—
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	(3,634)	(2,988)
Deferred revenue	1,221	614
Prepaid expenses and other current assets	(584)	(316)
Deferred cost of sales	(747)	(232)
Other assets	53	(21)
Accrued capacity payments	2,149	—
Other noncurrent liabilities	(5)	(73)
Accounts payable and accrued expenses	3,952	1,027
Net cash used in operating activities	(3,191)	(4,118)

Cash flows from investing activities
Deferred related party acquisition payment for Pinpoint Power DR LLC	(355)	(31)
Purchase of eBidenergy, Inc.	—	(27)
Purchase of Celerity Energy Partners	—	(3,057)
Purchases of property and equipment	(10,818)	(1,085)
Net cash used in investing activities	(11,173)	(4,200)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	95,159	—
Proceeds from exercises of stock options	84	2
Proceeds from borrowing	2,500	—
Repayment of borrowings	(488)	(365)
Increase in restricted cash	(2,043)	—
Proceeds from the issuance of preferred stock, net of issuance costs	9,990	2,630
Repurchase of treasury stock	(395)	—
Net cash provided by financing activities	104,807	2,267
Net change in cash and cash equivalents	90,443	(6,051)
Cash and cash equivalents at beginning of period	9,184	9,719

Cash and cash equivalents at end of period	$99,627	$3,668

Non-cash financing and investing activities
Purchase of fixed assets through a capital lease obligation	$—	$3
Deferred related party stock issuance for Pinpoint Power DR LLC	$66	$92
Conversion and net exercise into common stock of preferred stock warrant	$606	$—
Purchase of eBidenergy, Inc. through the issuance of common stock	$—	$35
Issuance of common stock to related party	$395	$—
Accretion of preferred stock issuance costs	$216	$21

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

3. Net Loss Per Share

In connection with the preparation of the unaudited financial statements, a computational error was identified in the calculation used to compute the weighting of the average shares outstanding included in the calculation of the basic shares outstanding in connection with the 2.831 for one split of the common stock on May 1, 2007.  This resulted in improperly reporting the basic weighted average shares outstanding used to compute basic and diluted net loss per share for the six months ended June 30, 2007.  The impact of this error was in an increase of the basic weighted average shares outstanding from 6,362,662 to 7,687,756, which decreased by the basic loss per share by $.33 from ($1.89) to ($1.56) for the six months ended June 30, 2007.  The result of the computational error had no impact on net loss, financial position, or cash flows in any period.

As a result, the Company has restated its previously issued unaudited consolidated financial statements for the six months ended June 30, 2007.  The consolidated financial statements and the computation for the six months ended June 30, 2007 include the effects of this restatement.

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

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic weighted average shares outstanding	11,156,858	3,506,246	7,687,756	3,474,833
Dilutive effect of:
Series A Redeemable Convertible Preferred Stock	1,042,696	2,018,837	1,528,070	2,018,837
Series A-1 Redeemable Convertible Preferred Stock	1,339,653	2,593,796	1,963,260	2,593,796

Series B Redeemable Convertible Preferred Stock	1,721,110	3,332,362	2,522,285	3,332,362
Series B-1 Redeemable Convertible Preferred Stock	406,157	786,389	595,223	196,597

Series C Redeemable Convertible Preferred Stock	396,923	—	577,962	—
Outstanding options and warrants	2,854,176	1,576,443	2,706,569	1,434,828
Dilutive weighted average shares outstanding	18,917,573	13,814,073	17,581,125	13,051,253

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

The following table summarizes information about outstanding stock options as of June 30, 2007:

	Outstanding as of June 30, 2007
Exercise Price Ranges	Number of Outstanding Options	Average Remaining Contractual Life	Number Exercisable
	(in Shares)	(in Years)	(in Shares)
$0.00-$3.81	2,097,069	8.81	207,174
$3.82-$7.63	269,336	9.61	—
$7.64-$11.44	236,520	9.75	8,493
$15.25-$19.07	146,567	9.82	14,155
$34.32-$38.13	200,083	10.00	—
Total	2,949,575	9.11	229,822

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of Statement 109 (FIN 48), as of January 1, 2007. The adoption did not have a material impact on the consolidated financial statements.

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

11. Industry Segment Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: October 29, 2007	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: October 29, 2007	By:	/s/ Neal C. Isaacson
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