Form 10-Q
period 2007-09-30
ENERNOC INC
filed 2007-11-05
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 Federal Street Suite 300 Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 224-9900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

There were 18,612,047 shares of the Registrant’s common stock, $.001 par value per share, outstanding as of October 30, 2007.

Table of Contents

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

EnerNOC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,790	$9,184
Restricted cash	2,543	510
Marketable securities	12,600	—
Accounts receivable, net allowance for doubtful accounts of $317 at September 30, 2007 and $7 at December 31, 2006	12,023	4,447
Deferred costs of sales	1,700	410
Prepaid expenses and other current assets	878	328
Total current assets	103,534	14,879
Property and equipment, net	20,320	6,547
Goodwill and other intangible assets, net	13,644	7,132
Deferred financing costs	537	668
Other assets	1,946	724
Total assets	$139,981	$29,950

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,646	$1,660
Accrued capacity payments	9,753	5,210
Current portion of deferred related-party acquisition payments	853	1,989
Accrued payroll and related expenses	2,613	1,275
Accrued expenses and other current liabilities	1,727	1,215
Deferred revenue	3,113	971
Current portion of long-term debt	2,380	1,128
Total current liabilities	23,085	13,448

Long-term liabilities
Long-term debt, net of current portion	4,279	4,072
Deferred related-party acquisition payments, net of current portion	—	400
Contingent consideration provision	2,247	2,247
Deferred revenue	114	420
Redeemable convertible preferred stock warrant liability	—	606
Other liabilities	144	149

Total long-term liabilities	6,784	7,894

Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 713,118 shares authorized, issued, and outstanding at December 31, 2006, at redemption value	—	828
Series A-1 Redeemable Convertible Preferred Stock, $0.001 par value; 916,212 shares authorized, issued, and outstanding at December 31, 2006, at redemption value	—	1,739
Series B Redeemable Convertible Preferred Stock, $0.001 par value; 1,177,097 shares authorized, issued and outstanding at December 31, 2006, at redemption value	—	7,685
Series B-1 Redeemable Convertible Preferred Stock, $0.001 par value; 296,632 shares authorized, 277,778 shares issued and outstanding at December 31, 2006, at redemption value	—	2,691
Series C Redeemable Convertible Preferred Stock, $0.001 par value; 271,346 shares authorized, 104,921 shares issued and outstanding at December 31, 2006, at redemption value	—	5,749
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized, 18,564,556 and 4,245,324 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	18	4
Additional paid-in capital	134,908	771
Redeemable convertible preferred stock subscription receivable	—	(800)
Accumulated deficit	(24,814)	(10,059)

Total stockholders’ equity (deficit)	110,112	(10,084)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$139,981	$29,950

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues	$19,139	$10,978	$41,126	$20,192
Cost of revenues	11,258	5,212	26,232	12,295
Gross profit	7,881	5,766	14,894	7,897

Operating expenses:
Selling and marketing expenses	4,362	1,745	11,840	3,832
General and administrative expenses	6,699	1,945	18,036	4,990
Research and development expenses	985	189	1,824	682
Total operating expenses	12,046	3,879	31,700	9,504
(Loss) income from operations	(4,165)	1,887	(16,806)	(1,607)

Interest and other income	1,709	18	2,537	109
Interest expense	(69)	(13)	(276)	(158)

Net (loss) income	$(2,525)	$1,892	$(14,545)	$(1,656)

Net (loss) income per share:
Basic	$(0.14)	$0.52	$(1.30)	$(0.47)
Weighted average number of shares used in computation	18,153	3,649	11,215	3,533
Net (loss) income per share:
Diluted	$(0.14)	$0.13	$(1.30)	$(0.47)
Weighted average number of shares used in computation	18,153	14,096	11,215	3,533

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(14,545)	$(1,656)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,880	561
Amortization of intangibles	1,658	1,683
Stock-based compensation expense	5,759	67
Non-cash interest expense	131	—
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	(7,576)	(6,729)
Deferred revenue	1,722	177
Prepaid expenses and other current assets	(530)	(204)
Deferred cost of sales	(1,290)	(24)
Other noncurrent assets	(1,174)	(19)
Accrued capacity payments	4,543	3,366
Other noncurrent liabilities	(5)	(71)
Accounts payable and accrued expenses	2,836	579
Net cash used in operating activities	(6,591)	(2,270)

Cash flows from investing activities
Purchase of marketable securities	(15,000)	—
Sale and maturity of marketable securities	2,400	—
Purchase of Mdenergy, LLC	(3,362)	—
Deferred related party acquisition payment for Pinpoint Power DR LLC	(1,470)	(1,380)
Purchase of eBidenergy, Inc.	—	(27)
Purchase of Celerity Energy Partners	—	(3,057)
Purchases of property and equipment	(15,656)	(2,092)
Net cash used in investing activities	(33,088)	(6,556)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	95,159	—
Proceeds from exercises of stock options	105	1
Proceeds from borrowing	2,500	—
Repayment of borrowings	(1,041)	(604)
Increase in restricted cash	(2,033)	(111)
Proceeds from the issuance of preferred stock, net of issuance costs	9,990	2,630
Repurchase of treasury stock	(395)	—
Net cash provided by financing activities	104,285	1,916
Net change in cash and cash equivalents	64,606	(6,910)
Cash and cash equivalents at beginning of period	9,184	9,719

Cash and cash equivalents at end of period	$73,790	$2,809

Non-cash financing and investing activities
Purchase of fixed assets through a capital lease obligation	$—	$3
Deferred related party stock issuance for Pinpoint Power DR LLC	$66	$92
Conversion and net exercise into common stock of preferred stock warrant	$606	$—
Purchase of eBidenergy, Inc. through the issuance of common stock	$—	$35
Issuance of common stock to related party	$395	$—
Accretion of preferred stock issuance costs	$216	$21
Purchase of Mdenergy, LLC through the issuance of common stock	$4,752	$—

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2007 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the footnotes thereto included in the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission (SEC) on October 29, 2007.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the 2007 presentation.  These reclassifications have no impact on previously reported results of operations or stockholders’ equity (deficit).

Liquidity

In May 2007, the Company completed its initial public offering (IPO) of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of the Company’s stockholders. Net proceeds to the Company from the IPO were approximately $95,200 (net of underwriting discounts and commissions and offering expenses). Prior to its IPO, the Company had primarily funded its operations through the issuance of an aggregate of $27,900 in preferred stock and $7,500 in borrowings under its loan and security agreement described below. The Company used these proceeds to fund its operations, to develop its technology for its demand response programs, to open new markets and to make acquisitions.

The Company had $73,790 in cash and cash equivalents as of September 30, 2007, compared to $9,184 at December 31, 2006. The Company believes that its existing cash and cash equivalents, including the proceeds from its IPO and borrowings under its loan and security agreement, will be sufficient to meet its anticipated cash needs for at least the next 24 months.

Allowance for Doubtful Accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

Below is a summary of the changes in the Company's allowance for doubtful accounts for the nine months ended September 30, 2007.

	Balance at Beginning of Period	Additions Charged to Expense	Deductions - Write-offs, Payments and Other Adjustments	Balance at End of Period
Nine Months ended September 30, 2007 (unaudited)	$7	$310	$—	$317

2. Acquisition

On September 13, 2007, the Company acquired all of the outstanding membership interests of Mdenergy, LLC (MDE), an energy procurement service provider, pursuant to the terms of a merger agreement. The total purchase price paid by the Company at closing was approximately $7.9 million, of which approximately $3.16 million was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of the Company’s common stock. Of the total shares of the Company’s common stock issued in the transaction, 35,114 shares worth approximately $1.2 million at the closing were deposited into an escrow fund to secure certain indemnification obligations of the former holders of MDE membership interests.

In addition to the amounts paid at closing, the Company is obligated to pay to the former holders of MDE membership interests an earnout amount equal to two times the revenues of MDE’s business during the period from July 1, 2007 through December 31, 2007, such earnout to be payable in cash during the first quarter of 2008. The contingent consideration related to the earnout will be recorded as additional purchase price when the contingency is resolved.

Pursuant to the merger agreement, the Company is also obligated to pay to certain employees of MDE a cash bonus payment of up to $300,000 in the first quarter of 2008 and up to $600,000 in the first quarter of 2009 upon the achievement of certain revenue-based milestones during 2007 and 2008, respectively. These payments are considered bonuses for post combination services and will be expensed over the service period.

                The MDE acquisition has been accounted for under SFAS No. 141, Business Combinations. The closing of the MDE acquisition was on September 13, 2007, and as such, the Company’s consolidated financial statements reflect MDE’s results of operations from that date forward.

The aggregate purchase price of $8,113 consists of the following:

Common stock, $0.001 par value	$4,752
Cash	3,168
Acquisition related expenses	193
Total purchase price	$8,113

The aggregate purchase price has been allocated to the acquired assets based on their fair values as determined by the Company as follows:

Total purchase price	$8,113
Prepaid expenses and other current assets	20
Computer equipment	12
Customer contracts	2,400
Employment agreements	90
Accrued Expenses	(66)
Net assets acquired	$2,456
Excess purchase price over the fair value of assets acquired	$5,657

                The financial information above reflects a preliminary allocation of the purchase price. The estimated fair values of the assets acquired and liabilities assumed are not yet complete and are subject to future adjustments. In addition to the amounts paid at closing, the Company is obligated to pay the former holders of MDE membership interests an earnout payment, as described above. These amounts will be assessed if additional purchase price is deemed probable.

Supplemental Information

The following unaudited pro forma combined financial information is presented for comparative purposes for the three and nine months ended September 30, 2007 and 2006 and gives effect to certain adjustments, including amortization of the definite life intangible assets as if the acquisition occurred on January 1, 2006. The information below is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$19,836	$11,242	$43,002	$20,921
Net (Loss) Income	(3,149)	1,846	(14,756)	(1,636)
Pro forma net (loss) income per share – basic	$(0.17)	$0.49	$(1.30)	$(0.45)
Pro forma net (loss) income per share - diluted	$(0.17)	$0.13	$(1.30)	$(0.45)

3.  Recent Accounting Pronouncements

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

4. Net Loss Per Share

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

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic weighted average shares outstanding	18,153,456	3,648,846	11,214,656	3,532,837
Dilutive effect of:
Series A Redeemable Convertible Preferred Stock	—	2,018,837	1,002,023	2,018,837
Series A-1 Redeemable Convertible Preferred Stock	—	2,593,796	1,287,397	2,593,796

Series B Redeemable Convertible Preferred Stock	—	3,332,362	1,653,975	3,332,362
Series B-1 Redeemable Convertible Preferred Stock	—	786,390	390,314	786,390

Series C Redeemable Convertible Preferred Stock	—	—	354,522	—
Outstanding options and warrants	2,179,211	1,716,076	2,380,476	1,528,576
Shares held in escrow	5,725	—	1,929	—
Dilutive weighted average shares outstanding	20,338,392	14,096,307	18,285,292	13,792,798

Because the Company reported a net loss for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2006, all potential common shares have been excluded from the computation of dilutive net loss per share since the effect would have been antidilutive.

Included in the calculation of the weighted average number of common shares outstanding at September 30, 2007 and September 30, 2006 are 44,260 and 110,211 contingently issuable shares of common stock, respectively. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at September 30, 2007 does not include 35,114 shares issued in the MDE acquisition that are held in escrow. These shares are included in the calculation of diluted shares outstanding as if the contingency period ended on September 30, 2007.

5. Marketable Securities

Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of municipal auction rate securities. Marketable securities at September 30, 2007 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The following is a summary of our available-for-sale marketable securities (dollars in thousands):

	Gross unrealized
As of September 30, 2007	Cost	Gains	Losses	Fair value
Municipal auction rate securities	$12,600	$—	$—	$12,600

Total	$12,600	$—	$—	$12,600

The following is a summary of the cost and fair value of current available-for-sale marketable securities at September 30, 2007, by contractual maturity (dollars in thousands):

	Cost	Fair value
Due in one year or less	$—	$—
Due after one year through three years	—	—
Due after three years	12,600	12,600
	$12,600	$12,600

6. Property and Equipment

Property and equipment as of September 30, 2007 and December 31, 2006 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2007	December 31, 2006
Computers and office equipment	3	$3,204	$745
Software	3	2,278	117
Demand response equipment	3-5	3,182	1,767
Back-up generators	5	7,430	885
Furniture and fixtures	5	624	37
Leasehold improvements	Lesser of the useful life or lease term	819	14
Assets under capital lease	Lesser of the useful life or lease term	201	200
Construction-in-progress, including capitalized interest		5,629	3,949
		23,367	7,714
Accumulated depreciation		(3,047)	(1,167)
Property and equipment, net		$20,320	$6,547

Depreciation expense was $962 and $218 for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007 and September 30, 2006, depreciation expense was $1,880 and $561, respectively.  For the three months ended September 30, 2007 and September 30, 2006, $468 and $156 were included in cost of revenues, and $494 and $62 were included in general and administrative expenses, respectively. For the nine months ended September 30, 2007 and September 30, 2006, $978 and $398 were included in cost of revenues and $902 and $163 were included in general and administrative expenses, respectively.

Software development costs of $0 and $677 for the three and nine months ended September 30, 2007 have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. No amounts were capitalized during the three or nine months ended September 30, 2006. The Company ceased capitalizing software development costs as of May 31, 2007 when the system became operational. These expenses are currently recorded in research and development costs. The capitalized amount is included as software in property and equipment at September 30, 2007.

Construction-in-progress consists principally of demand response equipment and back-up generators that have not been placed in service. Construction-in-progress at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Software	$—	$786
Demand response equipment	595	—
Back-up generators	4,623	3,036
Capitalized interest	411	127
	$5,629	$3,949

7. Letters of Credit

The Company is contingently liable under unused letters of credit. Included in the September 30, 2007 and December 31, 2006 restricted cash balances are unused letters of credit in the amount of $2,543 and $510, respectively.

8. Financing Arrangements

In November 2006, the Company entered into a loan and security agreement with a debt lender, which loan and security agreement provides for borrowings of up to $19,500 pursuant to a term loan facility of up to $7,500 and an equipment term loan facility of up to $12,000. The term loan portion of the facility allowed the Company to borrow $7,500 on or before March 31, 2007. Borrowings under the term loan facility will mature on a 36 month amortization schedule. Under the equipment term loan portion of the facility, the Company was eligible to borrow up to $8,000 on or before June 30, 2007 and up to an additional $4,000 on or before December 31, 2007, in each case, if the Company is not in default under the terms of the loan and security agreement at the time of the borrowing. Borrowings made under the equipment term loan facility will require repayment over a 36 to 84 month period, depending on the type of equipment financed. Borrowings under the loan and security agreement currently bear interest at (a) the greater of 5.22% or the yield on three-year U.S. Treasury Notes on the date of the loan plus (b) in the case of the term loans, 655 basis points per annum, and in the case of the equipment loans, 695 basis points per annum. Provisions in the loan and security agreement impose restrictions on the Company’s ability to, among other things (i) incur more debt; (ii) pay dividends and make distributions; (iii) redeem or repurchase capital stock; (iv) create liens; (v) enter into transactions with affiliates; and (vi) merge or consolidate. The loan and security agreement contains other customary covenants but does not impose financial ratio maintenance requirements. The loan and security agreement permits the lender to declare an event of default under various circumstances, including if any event occurs that has a material adverse effect on the Company. The borrowings under the term loan facility are collateralized by all assets of the Company and the equipment term loan facilities are collateralized by the underwritten equipment. In connection with the loan and security agreement, the Company has deferred costs of $74 to execute the agreement, which are amortized over the loan term.

During 2006, the Company borrowed $5,000 under the term loan facility, which amount matures on February 1, 2010. In connection with this amount, on January 1, 2007, the Company began making monthly interest-only payments and commencing April 1, 2007, the Company began making monthly principal and interest payments of $168. During March 2007, the Company borrowed $2,500 under the term loan facility which matures on April 1, 2010. In connection with this amount, on April 1, 2007, the Company began making monthly interest-only payments and commencing on May 1, 2007, the Company began making monthly principal and interest payments of $83. As of September 30, 2007, there was $6,487 outstanding under the term loan facility. As of September 30, 2007, no borrowings were outstanding under the equipment loan facility and $12,000 was available for future borrowing.

In connection with the term loan financing, the Company issued warrants to purchase up to $700 of its Series B-1 redeemable convertible preferred stock. Prior to the IPO, these warrants automatically converted into warrants to purchase 53,372 shares of common stock. The warrants were exercised using the net exercise method which resulted in the issuance by the Company of 26,447 shares of common stock. There were no proceeds received by the Company related to this transaction.

9. Stockholders’ Equity

Stock Split

On May 1, 2007, the Company effected a 2.831 for one split of its common stock. All financial information in the financial statements presented reflects the impact of this split.

Initial Public Offering

On May 18, 2007, the Company successfully completed its IPO. The IPO consisted of the sale of 4,312,500 shares of common stock at a price of $26.00 per share. Of these 4,312,500 shares, 4,087,500 shares were sold in the IPO by the Company, including 562,500 shares sold pursuant to the exercise by the underwriters of their over-allotment option, which exercise occurred in May 2007, and 225,000 shares were sold by certain stockholders of the Company. Net proceeds to the Company from the IPO after deducting underwriters’ discounts and commissions and offering expenses were approximately $95,200. Upon closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate of 9,499,556 shares of common stock. Also in connection with the IPO, outstanding warrants to purchase Series B-1 redeemable convertible preferred stock were automatically converted into warrants to purchase 26,447 shares of the Company’s common stock.

Subsequent to the IPO, a significant amount of stock options were exercised. A total of 146,282 shares were issued as a result of option exercises from May 18, 2007 through September 30, 2007.

10. Stock-Based Compensation

For the three months ended September 30, 2007 and 2006, the Company recorded total stock-based compensation expense of $1,439 and $35, respectively.  For the nine months ended September 30, 2007 and 2006, the Company recorded total stock-based compensation expense of $5,759 and $67, respectively.  The components of stock-based compensation expense are disclosed below.

Stock Grants

On April 25, 2007, the Company granted certain of its executives 104,393 shares of common stock that were held in treasury at March 31, 2007. The $2,300 fair value of these shares at the date of grant was recognized in full as compensation expense in the second quarter of 2007. The shares of common stock were issued at no cost to the recipients.

Stock Options

Under the Company’s Amended and Restated 2003 Stock Option and Incentive Plan (the 2003 Plan), options may be granted to persons who are, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2003 Plan provides for the granting of nonstatutory stock options, incentive stock options, stock bonuses, and rights to acquire restricted stock. The provisions of the 2003 Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant. Prior to the IPO, the option price at the date of grant was determined by the Board of Directors of the Company (the Board) and was supported by a contemporaneous valuation by a third party valuation specialist. The 2003 Plan expired upon the IPO in May 2007.

The Company’s 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan and together with the 2003 Plan, the Plans) was adopted by the Board in April 2007 and by its stockholders in May 2007 and became effective on May 17, 2007. The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company for up to an aggregate maximum of 2,600,000 shares of the Company’s common stock. Options granted under the 2007 Plan are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. Under the 2007 Plan, the Company offers performance based stock awards to certain members of its sales team for meeting their annual objectives.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment (SFAS No. 123 (R)). The Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted under the Plans. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for stock options issued to employees for the three and nine months ended September 30, 2007 was $1,213 and $2,999, respectively. For the three and nine months ended September 30, 2006, the stock-based compensation to employees was $31 and $55, respectively.

In order to estimate the fair value of options granted in 2007, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions (weighted averages based on grants during the period):

Risk-free interest rate	4.1-5.0%
Expected term of options, in years	6.25
Expected annual volatility	87%
Expected dividend yield	0%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because the Company does not have a sufficient history to estimate the expected term, the Company uses the simplified method for estimating expected term described in Staff Accounting Bulletin (SAB) No. 107, Share Based Payment. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issue Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The stock-based compensation expense related to stock option grants to non-employees for the three and nine months ended September 30, 2007 was approximately $116 and $243, respectively. For the three and nine months ended September 30, 2006, the stock-based compensation expense related to stock option grants to non-employees was $4 and $12, respectively.

The following is a summary of the Company’s stock option activity as of September 30, 2007 and the stock option activity for all stock option plans during the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
			Weighted-
			Average
	Number of Options	Exercise Price Per Share	Exercise Price Per Share	Aggregate Intrinsic Value (2)
	(in Shares)
Outstanding at beginning of year	2,416,706		$0.44
Granted	1,039,747
Exercised	(324,484)
Cancelled	(242,079)
Outstanding at end of period	2,889,890	$ 0.11-$40.79	$7.37	$89,074
Exercisable at end of period	319,648	$ 0.11-$16.60	$1.42	$11,751
Vested or expected to vest at September 30, 2007(1)	2,632,866	$ 0.11-$40.79	$7.30	$81,300

(1)   This represents the number of vested options as of September 30, 2007 plus the number of unvested options expected to vest as of September 30, 2007 based on the unvested options outstanding at September 30, 2007, adjusted for the estimated forfeiture rate of 10%.

(2)   The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2007 of $38.18 and the exercise price of the underlying options.

Of the stock options outstanding as of September 30, 2007, 2,815,166 options were held by employees and 74,724 options were held by non-employees. The grant-date fair value of the 1,039,747 options granted during the nine months ended September 30, 2007 was $20,610, after the Company reassessed the fair value of its common stock in connection with its IPO considerations. Subsequent to the $3,242 of stock-based compensation expense recognized in the nine months ended September 30, 2007, the amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2007 was $19,833 which is to be recognized over a weighted average period of 3.4 years. The amount that may be recognized into expense over the next four years is as follows:

Remainder of 2007	$1,459
2008	5,788
2009	5,664
2010	5,427
2011	1,495
$19,833

Restricted Stock

The following table summarizes the Company’s grants of restricted stock during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	152,460	$1.53
Granted	42,000	$38.13
Vested	(2,000)	$38.13
Nonvested at September 30, 2007	192,460	$9.14

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The shares vest annually over a four year period from the date of issuance, with the exception of 2,000 shares issued in 2007 that vested immediately. The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for the 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records the proceeds received for unvested shares in accrued expenses. The amount will be amortized into additional paid-in capital as the shares vest. Subject to limited exceptions, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. The stock-based compensation expense related to restricted stock awards for the three and nine months ended September 30, 2007 was $110 and $217, respectively. There were no restricted awards granted or outstanding during the nine months ended September 30, 2006. For restricted stock at September 30, 2007, the Company had $1,608 of stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.4 years.

11. Income Taxes

The Company provides for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes–An Interpretation of Statement 109 (FIN 48), as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

12. Related Party Transactions

Deferred Acquisition Payments

On June 1, 2005, the Company acquired all of the outstanding membership interests in PPDR from the sole member of PPDR (the Sole Member) in a purchase business combination pursuant to a purchase agreement (the Purchase Agreement). Under the Purchase Agreement, the Company is required to (i) make fixed payments of $5,925 and (ii) issue 303,001 shares of the Company’s common stock to the Sole Member. As of September 30, 2007, 44,260 shares remain to be issued through May 31, 2008. As part of the Purchase Agreement, the Company acquired a contract that contains a one-year option to extend, as of May 31, 2008, at the sole discretion of a certain customer. If exercised, the Company is obligated to make an additional payment of $2,366 and issue an additional 28,287 shares of the Company’s common stock in connection with the Purchase Agreement.

As of September 30, 2007 and December 31, 2006, deferred payments to the Sole Member and the fair value of the common stock to be issued to the Sole Member are as follows:

At September 30, 2007	Gross Payment	Discount Payment	Common Stock	Total
Current liability	$895	$809	$44	$853
Long-term liability	—	—	—	—
Total	$895	$809	$44	$853

At December 31, 2006	Gross Payment	Discount Payment	Common Stock	Total
Current liability	$2,023	$1,923	$66	$1,989
Long-term liability	440	356	44	400
Total	$2,463	$2,279	$110	$2,389

Contingent Consideration

As of September 30, 2007 and December 31, 2006, the Company recorded $2,247 in contingent consideration provisions to the Sole Member as a noncurrent liability.

13. Industry Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment.

During the three and nine months ended September 30, 2007 and 2006, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended September 30,
	2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$12,717	66.4%	$7,074	64.4%
Customer 2	$2,980	15.6%	$1,602	14.6%
Customer 3	*	*	$1,356	12.4%
Total	$15,697	82.0%	$10,032	91.4%

	Nine Months Ended September 30,
	2007		2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$24,906	60.6%	$14,329	71.0%
Customer 2	$9,879	24.0%	$2,471	12.2%
Customer 3	*	*	*	*
Total	$34,785	84.6%	$16,800	83.2%

* Less than 10% of total revenue.

14. Subsequent Events

In October 2007, the Company paid a total of $10.9 million in deposit as collateral in connection with certain open market bidding commitments.

On October 29, 2007, the Company filed a registration statement on Form S-1 relating to a proposed offering of 4,000,000 shares of its common stock. The registration statement, which has not been declared effective as of November 2, 2007, specifies that it is expected that 800,000 of the shares will be offered by the Company and 3,200,000 shares will be offered by certain stockholders. The Company and the selling stockholders expect to grant the underwriters an over-allotment option to purchase up to 200,000 and 400,000 additional shares, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read with our unaudited financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 and 2006, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2006, included in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, or the SEC, on October 29, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of these terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading developer and provider of clean and intelligent energy solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand and create a lower risk and more environmentally sound alternative to building additional power plants and transmission lines. Grid operators and utilities pay us a stream of recurring cash flows for managing demand response capacity that we share with participating end-use customers. We receive most of our revenues from grid operators and utilities and we make payments to end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon. In doing so, we establish a base of installed users for an expanding portfolio of technology-enabled energy management solutions.

Our customer base has grown from 19 commercial, institutional and industrial customers with 70 sites in our network at the end of 2004 to approximately 691 end-use customers for our demand response solutions with approximately 2,034 sites in our demand response network as of September 30, 2007. The demand response capacity we manage through our network has grown from 10 megawatts, or MW, at the end of 2004 to approximately 918 MW as of September 30, 2007. In addition, in the third quarter of 2007, we entered into two new utility contracts which, in aggregate, would enable us to enroll up to an additional 145 MW of demand response capacity; of these, 120 MW are pursuant to a contract that is still subject to regulatory approval.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $24.8 million from inception to September 30, 2007. Our net losses were $5.8 million for the year ended December 31, 2006 and $14.5 million for the nine months ended September 30, 2007.

On September 13, 2007, we acquired all of the outstanding membership interests of Mdenergy, LLC, or MDE, an energy procurement service provider, for a total purchase price of approximately $7.9 million, of which approximately $3.16 million was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of our common stock. The acquisition of MDE enables us to apply leading energy market intelligence as well as an online reverse auction technology platform, now called EnerNOC ExchangeTM, to help commercial, institutional, and industrial customers make more informed commodity purchasing decisions. The MDE acquisition included the addition of over 400 new commercial, institutional and industrial customers to whom we now provide energy management solutions. We intend to pursue opportunities to provide demand response solutions to a substantial numbers of these new customers.

On May 18, 2007, we completed our initial public offering, or IPO, of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 by certain of our stockholders. Net proceeds to us from the offering were approximately $95.2 million (net of underwriting discounts and commissions and offering expenses.)

We made three other acquisitions through September 30, 2007. In June 2005, we acquired Pinpoint Power DR, the demand response business of Pinpoint Power LLC. This acquisition increased our base of end-use customers and capacity under management in the New England region. To further strengthen our technology platform, we acquired certain assets and obligations of eBidenergy, Inc. from Trillium Capital Partners LLC in February 2006. In May 2006, we acquired substantially all of the assets of Celerity Energy Partners LLC, a demand response provider for grid operators and utilities, including all of the membership interests in Celerity Energy Partners San Diego LLC. This acquisition increased our base of end-use customers and capacity under management in California.

Revenues

We derive recurring revenues from the sale of our demand response and energy management solutions. Our revenues from our demand response solutions consist primarily of capacity and energy payments. In certain markets we enter into long-term capacity contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response solutions. In addition, we derive revenues from demand response capacity we make available in open market programs, which are open market bidding opportunities established by grid operators or utilities. In these open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by month.

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

Our energy management solutions include demand response audits where we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand. We receive a fee from our electric grid operator and utility customers for each audit typically based upon a rate times the amount of kilowatts, or kW, that we identify that can be reduced from the electric power grid. We also use our PowerTrakTM platform to deliver energy analytics and control, energy procurement services and emissions tracking and trading support. We generally receive either a subscription-based fee or a percentage savings fee for these energy management solutions. We have yet to earn substantial revenues from these energy management solutions.

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

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS No. 123(R)). SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations. For the three and nine months ended September 30, 2007, we recorded stock-based compensation expenses of approximately $1.4 million and $5.8 million, respectively, in connection with share-based payment awards to employees and non-employees. Included within the amount for the nine months ended is $2.3 million in compensation expense associated with a grant that we made to our chief executive officer and our president in April 2007. With respect to grants through September 30, 2007, a future expense of non-vested options of approximately $19.8 million is expected to be recognized over a weighted-average period of 3.4 years. For restricted stock at September 30, 2007, we had $1.6 million of stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.4 years. See Footnote 10, “Stock-Based Compensation,” to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding stock options.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006	Percentage Change
Revenues:
Demand response solutions	$18,871	$10,833	74.2%
Energy management solutions	268	145	84.8%
Total revenues	$19,139	$10,978	74.3%

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Percentage Change
Revenues:
Demand response solutions	$40,502	$20,000	102.5%
Energy management solutions	624	192	225.0%
Total revenues	$41,126	$20,192	103.7%

During the three and nine months ended September 30, 2007, the increase in our demand response solutions revenues was primarily due to an increase in our capacity under management in all operating regions and the enrollment of new end-use customers in our demand response programs. Also contributing to the increase in our demand response solutions revenues was an increase in the number of our commercial, institutional and industrial customers utilizing our price-based demand response solutions to reduce their electrical consumption from the electric power grid during times of high wholesale market prices. As of September 30, 2007, we had approximately 918 MW of electric capacity under management compared to 294 MW of electric capacity under management as of September 30, 2006.

For the three and nine months ended September 30, 2007, the increase in our energy management solutions was primarily due to the initiation of our energy efficiency solutions and our acquisition of MDE, an energy procurement service provider that we acquired to augment our energy management solutions.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

Three Months Ended September 30,
2007		2006
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$7,881	41.2%	$5,766	52.5%

Nine Months Ended September 30,
2007		2006
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$14,894	36.2%	$7,897	39.1%

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our demand response and energy management solutions, (b) the selling price of our solutions, (c) our cost of revenues, (d) the introduction of new clean and intelligent energy solutions and (e) our ability to open and enter new markets/regions and expand deeper into markets we already serve.

The decrease in the gross margin percentage for the three and nine months ended September 30, 2007 was primarily due to the fact that our continued growth and a change in the mix of demand response programs in which we participate has lessened the impact of our higher summer margins associated with our Pinpoint Power DR contract. We also shared a higher percentage of the payments we received from utilities and grid operators with our commercial, institutional and industrial customers that curtailed usage in times of high wholesale market prices.

Operating Expenses

The following tables summarize our operating expenses for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2007	2006	Change
Operating Expenses:
Selling and marketing expenses	$4,362	$1,745	150.0%
General and administrative expenses	6,699	1,945	244.4%
Research and development expenses	985	189	421.2%
Total	$12,046	$3,879	210.5%

	Nine Months Ended September 30,		Percentage
	2007	2006	Change
Operating Expenses:
Selling and marketing expenses	$11,840	$3,832	209.0%
General and administrative expenses	18,036	4,990	261.4%
Research and development expenses	1,824	682	167.4%
Total	$31,700	$9,504	233.5%

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 75 employees at September 30, 2006 to 207 employees at September 30, 2007. We expect to continue to hire employees to support our growth for the foreseeable future.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities.

The increases in selling and marketing expenses were primarily driven by the costs associated with an increase in the number of selling and marketing employees from 26 at September 30, 2006 to 70 at September 30, 2007. Stock-based compensation expense related to selling and marketing employees for the three and nine months ended September 30, 2007, increased $0.6 million and $1.2 million, respectively, when compared to the same periods in 2006.

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

The increases in general and administrative expenses were primarily due to costs associated with an increase in the number of general and administrative (including operations) employees from 35 at September 30, 2006 to 106 at September 30, 2007, as well as to greater costs associated with being a public company. Stock-based compensation expense related to general and administrative employees for the three and nine months ended September 30, 2007, increased $0.8 million and $4.3 million, respectively, when compared to the same periods in 2006. Included in the stock-based compensation during the second quarter of 2007 is $2.3 million related to stock granted to certain of our executives which was recognized in full as compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of (a) salaries and related personnel costs related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During 2006 and through May 31, 2007, we have capitalized internal software and development costs of $1.5 million in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at September 30, 2007. We intend to continue to invest in our research and development efforts. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future.

The increases in research and development expenses were primarily due to costs associated with an increase in the number of research and development employees from 14 at September 30, 2006 to 31 at September 30, 2007. Stock-based compensation expense related to research and development employees for the three and nine months ended September 30, 2007 increased $0.1 million and $0.2 million, respectively, when compared to the same periods in 2006. Expense increases for the three and nine months ended September 30, 2007 were slightly offset by capitalized internal software and development costs of $0 and $0.7 million, respectively. On May 31, 2007, we ceased capitalizing internal software and development costs as the asset was put into service.

Interest and Other Income (Expense), Net

Interest and other income (expense) consists primarily of interest income earned on cash balances. We historically have invested our cash in money market funds. Interest and other income (expense) includes interest expense on our debt facilities.

Net interest and other income was $1.6 million for the three months ended September 30, 2007, compared to net interest and other income of $5,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net interest and other income was $2.3 million, compared to net interest and other expense of $49,000 for the nine months ended September 30, 2006. The increase in interest and other income in the three and nine months ended September 30, 2007 as compared to September 30, 2006 were primarily due to interest income earned on the proceeds from our IPO, partially offset by interest expense on our outstanding debt.

Income Taxes

No provision for income taxes was recorded for either the three or nine month periods ended September 30, 2007 or 2006. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2007 or 2006.

Liquidity and Capital Resources

Overview

In May 2007, we completed our IPO of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of our stockholders. Net proceeds to us from the IPO were approximately $95.2 million (net of underwriting discounts and commissions and offering expenses). Prior to our IPO, we primarily funded our operations through the issuance of an aggregate of $27.9 million in preferred stock and $7.5 million in borrowings under our loan and security agreement. We used these proceeds to fund our operations, to develop our technology for our demand response programs, to open new markets and to make acquisitions.

We had approximately $73.8 million in cash and cash equivalents as of September 30, 2007, compared to $9.2 million at December 31, 2006. In October 2007, we posted cash collateral of $10.9 million in connection with certain of our open market bidding commitments. We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and borrowings under our loan and security agreement, will be sufficient to meet our anticipated cash needs for at least the next 24 months.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(In thousands)
Cash flows used in operating activities	$(6,591)	$(2,270)
Cash flows used in investing activities	(33,088)	(6,556)
Cash flows provided by financing activities	104,285	1,916
Net increase (decrease) in cash and cash equivalents	$64,606	$(6,910)

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2007 was $6.6 million and consisted of a $14.5 million net loss and approximately $1.5 million of net cash used for working capital purposes and other activities, offset by $9.4 million of non-cash items, consisting primarily of depreciation and amortization, interest expense and stock-based compensation charges. Cash used for working capital and other activities primarily reflected a $7.6 million increase in accounts receivable due to increased revenues, a $0.5 million increase in prepaid expenses and other current assets, a $1.3 million increase in deferred cost of sales, and a decrease of $1.2 million in other noncurrent assets. These amounts were partially offset by an increase of $2.8 million in accounts payable and accrued expenses, an increase in accrued capacity payments of $4.5 million and an increase in deferred revenue of $1.7 million as our operations continued to grow.

Cash used in operating activities in the nine months ended September 30, 2006 was $2.3 million and consisted of a $1.7 million net loss and $2.9 million of net cash used by working capital and other activities offset by $2.3 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges. Cash used by working capital and other activities primarily reflected a $6.7 million increase in accounts receivable offset by a $0.6 million increase in accounts payable and accrued expenses as our operations continued to grow, a $3.4 million increase in accrued capacity payments and other noncurrent liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $33.1 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively. Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, the cash portion of the purchase price for our acquisitions of MDE and Pinpoint Power DR, the acquisition of the assets of eBidenergy Inc, and the acquisition of substantially all of the assets of Celerity Energy Partners LLC. For the nine months ended September 30, 2007, purchases of available-for-sale securities were approximately $15.0 million and sales of available-for-sale maturities were $2.4 million.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $104.3 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows provided by financing activities consisted of the following:

Equity Financing Activities

In May 2007, we completed our IPO of 4,312,500 shares of common stock at a price of $26.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of our stockholders. Net proceeds to us from the IPO were approximately $95.2 million (net of underwriting discounts and commissions and offering expenses). In January 2007, we raised $10 million of proceeds through sales of our Series C Convertible Preferred Stock. In May 2006, we raised $2.6 million of proceeds through sales of our Series B-1 Convertible Preferred Stock. In addition, we received approximately $0.1 million and $1,000 from exercises of common stock options during the nine months ended September 30, 2007 and September 30, 2006, respectively.

During the nine months ended September 30, 2007, we increased our restricted cash by $2.0 million and incurred $3.6 million of costs associated with the filing of our IPO. In February 2007, we repurchased 104,393 shares of our common stock for $0.4 million.

Credit Facility Borrowings

During the nine months ended September 30, 2007, we borrowed $2.5 million under the loan and security agreement and made scheduled principal payments on our outstanding debt and capital lease obligations of $1.0 million. During the nine months ended September 30, 2006, we made $0.6 million of scheduled principal payments on our outstanding debt.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $15.7 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. Under certain of our contracts we are required to make capital expenditures of $4.0 million to $6.0 million related to environmental control facilities. Most of those expenditures are expected to be made in 2007 and the first half of 2008, and we do not expect to make additional capital expenditures in connection with those contracts unless our capacity commitment is expanded under the contracts.

Contractual Obligations

The disclosures relating to our contractual obligations in our registration statement on Form S-1, which we filed with the SEC on October 29, 2007, have not materially changed since we filed that registration statement. As described in our registration statement, during the third quarter of 2007 and as part of our acquisition of MDE, we incurred the obligation to pay to the former members of MDE an earnout amount equal to two times the revenues of MDE’s business during the period from July 1, 2007 through December 31, 2007.  The earnout will be payable in cash during the first quarter of 2008.  Also in connection with the MDE acquisition, we are obligated to pay to certain employees of MDE a cash bonus payment of up to $300,000 in the first quarter of 2008 and up to $600,000 in the first quarter of 2009 upon the achievement of certain revenue-based milestones during 2007 and 2008, respectively, related to MDE’s services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit issued in the ordinary course of business.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates during the third quarter of 2007. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our registration statement on Form S-1, which we filed with the SEC on October 29, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2007, all of our $6.7 million of outstanding debt was at fixed interest rates; therefore, there was no significant impact from changes in interest rates.

We manage our cash and cash equivalents portfolio considering investment opportunities and risks, tax consequences and overall financing strategies. Our investment portfolio consists primarily of cash and cash equivalents, money market funds, and municipal auction rate securities with carrying amounts approximating market value. As our investments are made with highly rated municipal auction rate securities and short-term securities, we are not anticipating any significant impact in the short term from a change in interest rates.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary conduct of our business we are subject to periodic lawsuits, investigations and claims.  Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 1A.  Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks and uncertainties described below together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risks and uncertainties described under the section titled “Risk Factors” of our registration statement on Form S-1 that we filed with the SEC on October 29, 2007, before making an investment decision. If any of these risks actually occurs, our business, financial condition, results of operations, and future growth prospects may suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.

Our net losses in 2004, 2005 and 2006 were $1.9 million, $1.7 million and $5.8 million, respectively. Our net operating loss for the three and nine months ended September 30, 2007 was $2.5 million and $14.5 million, respectively. We have not achieved profitability for any calendar year, although we have for certain quarters, and we expect to continue to incur operating losses for the foreseeable future. As of September 30, 2007, we had an accumulated deficit of $24.8 million. Initially, our operating losses were principally driven by start-up costs and the costs of developing our technology, which included research and development. More recently, our net losses have been principally driven by selling and marketing, and general and administrative expenses. As we seek to grow our revenues and customer base, we plan to continue to expand our demand response and energy management solutions, which will require increased selling and marketing, general and administrative, and research and development expenses. These increased operating costs may cause us to incur net losses for the foreseeable future, and there can be no assurance that we will be able to grow our revenues, sustain the growth rate of our revenues, expand our customer base or become profitable. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on our currently outstanding debt and on any debt that we incur in the future could contribute to our net losses. As a result, even if we significantly increase our revenues, we may continue to incur net losses in the future. If we fail to achieve profitability, the market price of our common stock could decline substantially.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

We began operating as a New Hampshire limited liability company in December 2001, and were incorporated as a Delaware corporation in June 2003. We first began generating revenues in 2003. Accordingly, we have only a limited history of generating revenues, and the future revenue potential of our business in the emerging market for clean and intelligent energy solutions is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development. To address these risks and uncertainties, we must do the following:

•     maintain our current relationships and develop new relationships with grid operators and utilities and the entities that regulate them;

•     maintain and expand our current relationships and develop new relationships with commercial, institutional and industrial customers;

•     maintain and enhance our existing demand response and energy management solutions;

•           continue to develop clean and intelligent energy solutions that achieve significant market acceptance;

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

The market for clean and intelligent energy solutions is fragmented. Some traditional providers of advanced metering solutions have added, or may add, demand response services to their existing business. We face strong competition from clean and intelligent energy solutions providers, both larger and smaller than we are. We also compete against traditional supply-side resources such as natural gas-fired peaking power plants. In addition, utilities and competitive electricity suppliers offer their own demand response solutions, which could decrease our base of potential customers along with our revenues and profitability.

Many of our competitors have greater financial resources than we do. Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some advanced metering infrastructure service providers, for example, are substantially larger and better capitalized than we are and have the ability to combine advanced metering and demand response solutions into an integrated offering to a large, existing customer base. Our competitors may offer clean and intelligent energy solutions at prices below cost or even for free in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may also face competition based on technological developments that reduce peak demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our demand response and energy management solutions.

If we fail to successfully educate existing and potential grid operator and utility customers regarding the benefits of our demand response and energy management solutions or a market otherwise fails to develop for those solutions, our ability to sell our solutions and grow our business could be limited.

Our future success depends on commercial acceptance of our clean and intelligent energy solutions and our ability to obtain additional contracts. We anticipate that revenues related to our demand response solutions will constitute a substantial portion of our revenues for the foreseeable future. The market for clean and intelligent energy solutions in general is relatively new. If we are unable to educate our potential customers about the advantages of our solutions over competing products and services, or our existing customers no longer rely on our demand response solutions, our ability to sell our solutions will be limited. In addition, because the clean and intelligent energy solutions sector is rapidly evolving, we cannot accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing clean and intelligent energy solutions that address those needs. If the market for our demand response and our energy management solutions does not continue to develop, our ability to grow our business could be limited and we may not be able to achieve profitability.

If the actual amount of demand response capacity that we make available under our capacity contracts is materially less than required, our committed capacity could be reduced and we could be required to make refunds and pay penalty fees.

We provide demand response capacity to our grid operator and utility customers either under fixed price long-term contracts, or under terms established in open bidding markets where capacity is purchased. Under the long-term contracts and open bidding market commitments, grid operators and utilities make periodic payments to us based on the amount of demand response capacity that we are obligated to make available to them during the contract period, or make monthly payments to us based on the amount of demand response capacity that we chose to make available to them during the relevant period. We refer to these payments as committed capacity payments. Committed capacity is negotiated and established by the contract or set in the open market bidding process and is subject to subsequent confirmation by measurement and verification tests or performance in a demand response event. In our open bidding markets, we offer different amounts of committed capacity to our grid operator and utility customers based on market rules on a periodic basis. We refer to measured and verified capacity as our demonstrated or proven capacity. Once demonstrated, the proven capacity amounts typically establish a baseline of capacity for each end-use customer site in our portfolio, on which committed capacity payments are calculated going forward and until the next demand response event or measurement and verification test when we are called to make capacity available.

The capacity level that we are able to achieve varies with the electricity demand of targeted equipment, such as heating and cooling equipment, at the time an end-use customer is called to perform. Accordingly, our ability to deliver committed capacity depends on factors beyond our control, such as temperature and humidity and the time of day that an end-use customer is called to perform. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Under some of our contracts, any difference between our demonstrated capacity and the committed capacity on which capacity payments were previously made will result in either a refund payment from us to our grid operator or utility customer or an additional payment to us by such customer. Any refund payable by us would reduce our deferred revenues, but would not impact our previously recognized revenues. If there is a true-up settlement due to a grid operator or utility customer, we generally make a corresponding adjustment in our payments to the end-use customer or customers who failed to make the appropriate level of capacity available, however we are sometimes unable to do so. In addition, some of our contracts with and open market programs established by our grid operator and utility customers provide for penalty payments, which can be substantial, in certain circumstances in which we do not meet our capacity commitments, either in measurement and verification tests or in demand response events. Further, because measurement and verification test results for some capacity contracts establish capacity levels on which payments will be made until the next test or demand response event, the payments to be made to us under such capacity contracts would be reduced until the level of capacity is established at the next test or demand response event. To date we have been required to make only de minimis refund and penalty payments, and we have incurred only immaterial downward adjustments in capacity payments, as a result of failures to achieve our committed capacity levels. However, we could experience significant period-to-period fluctuations in our financial results in future periods due to true-up settlements, capacity payment adjustments, replacement costs or other payments, which could be substantial. We incurred aggregate penalty payments of $54,971 and $1,971 during the nine months ended September 30, 2007 and September 30, 2006, respectively.

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our clean and intelligent energy solutions.

While the electric power markets in which we operate are regulated, we are not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, the installation of devices used in providing those solutions and electric generators sometimes installed or activated when providing demand response solutions may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state, provincial or local governmental entities may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our current or future solutions, whether at the federal, state, provincial or local level, may negatively impact the installation, servicing and marketing of those solutions and increase our costs and the price of our solutions. In a relatively few instances, we have agreed to own and operate a back-up generator at a commercial, institutional or industrial customer location for a period of time and to activate the generator when capacity is called for dispatch so that the commercial, institutional or industrial customer can reduce its consumption of electricity from the electric power grid. These generators could become ineligible to participate in demand response programs in the future, or be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial position. In addition, certain of our contracts and expansion of existing contracts with grid operators and utility customers are subject to approval by state or local regulatory agencies. There can be no assurance that such approvals will be obtained or be issued on a timely basis  For example, we received notification in October 2007 from the California Public Utilities Commission, or the CPUC, that the CPUC denied our initial 25 MW expansion request that San Diego Gas & Electric, or SDG&E, had supported for our demand reduction program, citing procedural requirements that SDG&E and we purposely omitted by seeking fast-tracked approval of our clean capacity resource. Although we are working with SDG&E and the CPUC on the procedural actions that the CPUC recommends, we cannot be certain that our expansion request will be granted.

A substantial majority of our revenues are generated from contracts with, and open market sales to, a small number of grid operator and utility customers, including in particular one grid operator customer, and the modification or termination of these contracts or sales relationships could materially adversely affect our business.

A majority of our revenues have been generated from contracts with, and open market sales to, ISO New England Inc. This customer accounted for 86%, 65% and 61% of our total revenues in

2005, 2006 and the nine months ended September 30, 2007, respectively. Moreover, revenues from our three largest grid operator and utility customers represented approximately 88%, 93% and 88% of our total revenues in 2005, 2006 and the nine months ended September 30, 2007, respectively. Any modification or termination of these contracts or key customer relationships could have a material adverse effect on our business.

A substantial portion of our revenues historically have been derived from three fixed price contracts. In 2005 and 2006, and the nine months ended September 30, 2007, these contracts accounted for approximately 86%, 62% and 49%, respectively, of our total revenues. Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, two of the three major contracts described above expire in May 2008 and the third expires in December 2008. There can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance that we would be able to do so. In addition, other programs could provide lower capacity payments than our existing fixed price contracts. Thus, the failure to renew any of these contracts could significantly reduce our revenues.

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

Our continued success depends to a considerable degree upon the continued availability, contributions, vision, skills, experience and effort of our senior management, sales and marketing, engineering and operations teams. We do not maintain “key person” insurance on any of our employees. We have entered into employment agreements with certain members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. All of the agreements with members of our senior management team provide that employment is at-will and may be terminated by the employee at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives. We rely on our engineering team to research, design and develop new and enhanced demand response and energy management solutions. We rely on our operations team to install, test, deliver and manage our demand response solutions. The loss or interruption of the service of members of our senior management, sales and marketing, engineering or operations teams, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

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

The rapid growth of the clean and intelligent energy solutions sector is resulting in increasingly aggressive pricing, which could cause the prices for clean and intelligent energy solutions to decrease over time. Our grid operator and utility customers may switch to other clean and intelligent energy solutions providers based on price, particularly if they perceive the quality of our competitors’ products or services to be equal or superior to ours. Continued decreases in the price of capacity by our competitors could result in a loss of grid operator and utility customers or a decrease in the growth of our business, or it may require us to lower our prices for capacity to remain competitive, which would result in reduced revenues and lower profit margins and would adversely affect our results of operations and financial position and delay or prevent our future profitability. Continued increases in the percentage or fixed amount paid to commercial, institutional and industrial customers by our competitors for making capacity available could result in a loss of commercial, institutional and industrial customers or a decrease in the growth of our business. It also may require us to increase the percentage or fixed amount we pay to our commercial, institutional and industrial customers to remain competitive, which would result in increases in the cost of revenues and lower profit margins and would adversely affect our results of operations and financial position and delay or prevent our future profitability.

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

Third-party patent applications and patents may be applicable to our clean and intelligent energy solutions. As a result, third-parties may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our solutions, which litigation could be time-consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our solutions, and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our solutions and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all.

If our information technology systems fail to adequately gather and assess data used in providing our clean and intelligent energy solutions, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

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

We currently derive substantially all of our revenues from the sale of demand response solutions, directly or indirectly, to the electric power industry. Purchases of our demand response solutions by grid operators or electric utilities may be deferred or cancelled as a result of many factors, including mergers and acquisitions involving electric utilities, changing regulations, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of capacity in open markets are particularly susceptible to variability based on changes in the spending patterns of our grid operator and utility customers and on associated fluctuating market prices for capacity. In addition, peak demand for electricity and other capacity constraints tend to be seasonal. Peak demand in the United States tends to be most extreme in warmer months. Hence, some capacity markets yield higher prices for capacity or contract for the availability of a greater amount of capacity during these warmer months. As a result, our demand response revenues can be seasonal. For example, in 2006, our demand response revenues in the third quarter were higher than our demand response revenues in the fourth quarter. Further, occasional events, such as a spike in natural gas prices, can lead grid operators and utilities to implement short-term calls for demand response capacity to respond to these events, but we cannot be sure that such calls will continue or that we will be in a position to generate revenues when they do occur. In the first quarter of 2006, we earned $3.6 million under the Demand Response Winter Supplemental Program, a temporary demand response program established by ISO New England Inc. in response to an anticipated shortage in natural gas resulting from Hurricanes Katrina and Rita. We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these and other factors. Pronounced variability or an extended period of reduction in spending by grid operators and utilities, or continued requests from grid operators and utilities to pay for demand response capacity at prices that are not equal on a monthly or quarterly basis over the course of a contract year, could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that does not result in increases in revenues.

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

Our ability to provide demand response capacity under our demand response contracts depends on the number of commercial, institutional and industrial customers who enter into agreements with us to reduce electricity consumption on demand and the levels of consumption which those customers agree to reduce. The average annual rate of terminations by our commercial, institutional and industrial customers in 2004, 2005, and 2006 was less than 1%. If this termination rate increases, or if customers do not renew their contracts as they expire, we will need to acquire additional commercial, institutional and industrial customers or expand our relationships with existing commercial, institutional and industrial customers in order to maintain our revenues and grow our business. The loss of revenues resulting from terminations could be significant, and limiting customer terminations is an important factor in our ability to achieve future profitability. If we are unsuccessful in controlling our commercial, institutional and industrial customer terminations, we may be unable to acquire a sufficient number of new customers or we may incur significant costs to replace customers, which could cause our revenues to decrease and our cost of revenues to increase, and delay or prevent our profitability.

The success of our businesses depends in part on our ability to develop new clean and intelligent energy solutions and increase the functionality of our current demand response and energy management solutions.

The market for demand response and energy management solutions is characterized by rapid technological changes, frequent new software introductions, Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, and evolving industry standards and regulations. We may not be able to successfully develop and market new clean and intelligent energy solutions that comply with present or emerging industry regulations and technology standards. Also, any new regulation or technology standard could increase our cost of doing business.

From time to time, our customers have expressed a need for increased functionality in our solutions. In response, and as part of our strategy to enhance our clean and intelligent energy solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design new, competitive clean and intelligent energy solutions, enhance our existing demand response and energy management solutions and provide new, value-added services to our customers. Initiatives to develop new solutions will require continued investment, and we may experience unforeseen problems in the performance of our technologies and operational processes, including new technologies and operational processes that we develop and deploy, to implement our solutions. In addition, software addressing the procurement and management of energy assets is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new clean and intelligent energy solutions or enhancements to our existing demand response and energy management solutions on a timely basis, or if the market does not accept such solutions, we will lose opportunities to realize revenues and customers and our business and results of operations will be adversely affected.

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

The growth of our business will depend on substantial amounts of additional capital for marketing and product development of our demand response and energy management solutions. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions, and our expansion of sales and marketing and product development activities. In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, such as our acquisition of MDE, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. Because of our losses, we do not fit traditional credit lending criteria. We may not be able to obtain loans or additional capital on acceptable terms or at all. Moreover, our current loan and security agreement contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities would likely contain similar restrictions. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. The number of shares of our common stock that we issued in our IPO, together with any subsequent shares of stock we issue, may be sufficient, taking into account prior or future shifts in our ownership over a three year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us.

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

The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. In addition, if we are unable to integrate any acquired businesses, products or technologies effectively, our business, financial condition and results of operations may be materially adversely affected. In September 2007, we acquired MDE and there can be no assurance that we will be able to successfully integrate it or any other companies, products or technologies that we acquire.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide bid bonds or performance bonds to secure our performance under long-term contracts with our grid operator and utility customers. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages or true-up payments as the result of a failure to make available capacity at agreed levels or an event of default under our contracts with them. Our ability to obtain such bonds and letters of credit primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. As of September 30, 2007, we had $2.5 million of letters of credit outstanding. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects. In addition, in October 2007, we posted collateral of $10.9 million in connection with our open market bidding programs.

If the software we use in providing our demand response and energy management solutions produces inaccurate information or is incompatible with the systems used by our customers, it could make us unable to provide our solutions, which could lead to a loss of revenues and trigger penalty payments.

Our software is complex and, accordingly, may contain undetected errors or failures when introduced or subsequently modified. Software defects or inaccurate data may cause incorrect recording, reporting or display of information about the level of demand reduction at a commercial, institutional and industrial customer location, which could cause us to fail to meet our commitments to have capacity available. Although we have not incurred penalty payments or adjusted revenue in 2005, 2006, or the first nine months of 2007 for failures to have capacity available due to inaccurate software information, any such failures could cause us to be subject to penalty payments to our grid operator and utility customers or reduce revenue in the period the adjustment is identified and result in reductions in capacity payments under contracts in subsequent periods. In addition, such defects and inaccurate data may prevent us from successfully providing our energy management solutions, which would result in lost revenues. Software defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation may be harmed and our financial condition and results of operations could be materially adversely affected.

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

Our quarterly revenues and operating results may vary depending on a number of factors, including:

•      demand for and acceptance of our clean and intelligent energy solutions;

•      delays in the implementation and delivery of our clean and intelligent energy solutions, which may impact the timing of our recognition of revenues;

•      delays or reductions in spending for clean and intelligent energy solutions by our customers and potential customers;

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 50,000,000 shares of common stock, of which 18,564,556 shares of common stock were outstanding at September 30, 2007. Of these shares, the shares of common stock sold in our IPO are freely transferable without restriction or further registration under the Securities Act by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, substantially all of our shares of outstanding common stock will be freely tradeable immediately upon the termination of the lock-up agreements described below. Certain of our stockholders will be able to cause us to register common stock that they own under the Securities Act pursuant to registration rights that are described in “Certain Relationships and Related Transactions—Registration Rights” contained in our registration statement on Form S-1, which we filed with the SEC on October 29, 2007. We also registered all shares of common stock that we may issue under our Amended and Restated 2003 Stock Option and Incentive Plan, or 2003 Stock Plan, and our 2007 Employee, Director and Consultant Stock Plan, or 2007 Stock Plan.

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

Certain provisions of our certificate of incorporation and bylaws could discourage, delay, or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

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

•      limit who may call stockholder meetings; and

•      require the approval of the holders of 75% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and bylaws.

Some of our employment arrangements and restricted stock and incentive stock option agreements provide for severance payments and accelerated vesting of benefits, including accelerated vesting of restricted stock and options, upon a change of control. These provisions may discourage or prevent a change of control.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a proscribed period of time.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934 and The Nasdaq Global Market, require significant resources, increase our costs and distract our management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with equity securities listed on The Nasdaq Global Market, we must comply with statutes and regulations of the SEC and requirements of The Nasdaq Global Market, with which we were not required to comply prior to the completion of our initial public offering in May 2007. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management and will significantly increases our costs and expenses.

In addition, as a public company we incur substantially higher costs to obtain director and officer liability insurance policies than we did as a private company. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could materially harm our business and cause our stock price to decline.

As a public company, our internal control over financial reporting is required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting in 2008. If we are unable to maintain effective control over financial reporting, such conclusion would be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2008. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. If we fail to maintain effective internal control over financial reporting in accordance with Section 404, we will not be able to conclude that we have and maintain effective internal control over financial reporting or our independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Market, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control in accordance with Section 404 requires increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results, and you could lose all or a significant portion of your investment.

Insiders will continue to have substantial control over us, which could delay or prevent a change of corporate control or result in the entrenchment of management and/or the board of directors.

As of September 30, 2007, our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 67% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended September 30, 2007:

On September 13, 2007, in connection with our acquisition of MDE, we issued 139,056 shares of our common stock worth approximately $4.7 million to the holders of membership interests of MDE. Also on September 13, 2007, we issued 66,921 shares of our common stock to each of Lighthouse Capital Partners IV, L.P. and Lighthouse Capital Partners V, L.P. upon each entity’s net exercise of warrants to purchase shares of our common stock.

These issuances of securities were made in reliance on an exemption from the registration provisions of the Securities Act of 1933, as amended, or the Securities Act, set forth in Rule 506 of Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

The managing underwriters of the offering were Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million. These expenses consisted of direct payments of:

i.    $7.4 million in underwriters discounts, fees and commissions; and

ii.    $3.6 million in legal, accounting and printing fees and miscellaneous expenses.

No payments for such expenses were directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds of approximately $95.2 million from the IPO are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds from the offering to fund the expansion of our business into new regions and expand our customer base, to finance research and development, to fund cash consideration for future acquisitions and for other general corporate purposes. We also may repay indebtedness. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b). Through September 30, 2007, the proceeds from our IPO have been used to fund the operations of our business and for general corporate purposes.

Item 5.  Other Information.

On November 1, 2007, we, the holders of substantially all of our shares of common stock issued upon conversion of our preferred stock in connection with our IPO, and our founders, entered into a fifth amended and restated investor rights agreement, which amended and restated our fourth amended and restated investor rights agreement, entered into on May 11, 2007.  The agreement provides, among other things, the parties thereto, as well as our executive officers, with certain registration rights and associated rights and obligations, including payment of expenses and indemnification by us in connection with the exercise of such registration rights.  The fifth amended and restated investor rights agreement has been included as an exhibit to this Quarterly Report on Form 10-Q as Exhibit 4.1.

Item 6.  Exhibits.

The following documents are filed as exhibits to this report:

2.1

Agreement and Plan of Merger, dated as of September 12, 2007, by and among EnerNOC, Inc., a Delaware corporation, Mdenergy, LLC, a Connecticut limited liability company, MDE Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of EnerNOC, Inc., Clifford Sirlin, in his capacity as the Mdenergy, LLC members’ representative, and Clifford Sirlin and Andrew Appelbaum, individually, filed as an Exhibit to EnerNOC, Inc.’s Current Report on Form 8-K (File No. 001-33471) filed on September 18, 2007 and incorporated herein by reference.

4.1	Fifth Amended and Restated Investor Rights Agreement.
10.1*

Demand Response Resource Purchase Agreement, by and between EnerNOC, Inc. and Southern California Edison Company, dated September 27, 2007, filed as an Exhibit to EnerNOC, Inc.’s Current Report on Form 8-K/A (File No. 001-33471) filed on October 12, 2007 and incorporated herein by reference.

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

*  Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: November 5, 2007	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: November 5, 2007	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of September 12, 2007, by and among EnerNOC, Inc., a Delaware corporation, Mdenergy, LLC, a Connecticut limited liability company, MDE Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of EnerNOC, Inc., Clifford Sirlin, in his capacity as the Mdenergy, LLC members’ representative, and Clifford Sirlin and Andrew Appelbaum, individually, filed as an Exhibit to EnerNOC, Inc.’s Current Report on Form 8-K (File No. 001-33471) filed on September 18, 2007 and incorporated herein by reference.

4.1	Fifth Amended and Restated Investor Rights Agreement.
10.1*

Demand Response Resource Purchase Agreement, by and between EnerNOC, Inc. and Southern California Edison Company, dated September 27, 2007, filed as an Exhibit to EnerNOC, Inc.’s Current Report on Form 8-K/A (File No. 001-33471) filed on October 12, 2007 and incorporated herein by reference.

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

*  Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment.