Form 10-Q
period 2008-03-31
ENERNOC INC
filed 2008-05-13
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐   No      ☒

There were 19,732,859 shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 9, 2008.

Table of Contents

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,435	$70,242
Restricted cash	11,038	1,248
Marketable securities	13,951	15,500
Accounts receivable, net allowance for doubtful accounts of $368	8,139	10,134
Deposits, current	7,094	1,955
Prepaid expenses and other current assets	2,038	2,315

Total current assets	90,695	101,394
Property and equipment, net	25,556	23,195
Goodwill and other intangible assets, net	13,658	16,421
Restricted cash—non current	2,137	1,770
Deposits, non-current	7,155	12,496
Other assets	308	308

Total assets	$139,509	$155,584

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,452	$2,112
Accrued capacity payments	10,102	9,069
Current portion of deferred related-party acquisition payments	326	431
Accrued payroll and related expenses	3,449	4,902
Accrued Mdenergy, LLC earn-out	—	3,357
Accrued expenses and other current liabilities	1,666	1,586
Deferred revenue	1,386	2,403
Contingent consideration provision	—	2,247
Current portion of long-term debt	2,523	2,451

Total current liabilities	20,904	28,558
Long-term liabilities
Long-term debt, net of current portion	2,981	3,640
Deferred tax liability	185	100
Other liabilities	860	869

Total long-term liabilities	4,026	4,609
Commitments and contingencies (Note 7)	—	—

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized, 19,551,185 and 19,180,504 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	20	19
Additional paid-in capital	159,411	156,250
Accumulated deficit	(44,852)	(33,852)

Total stockholders’ equity	114,579	122,417

Total liabilities and stockholders’ equity	$139,509	$155,584

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
Revenues	$18,612	$9,971
Cost of revenues	12,141	7,065

Gross profit	6,471	2,906

Operating expenses:
Selling and marketing expenses	5,833	3,067
General and administrative expenses	10,824	3,466
Research and development expenses	1,511	341

Total operating expenses	18,168	6,874

Loss from operations	(11,697)	(3,968)
Interest and other income	1,035	273
Interest expense	(253)	(119)

Loss before income tax expense	(10,915)	(3,814)
Provision for income tax expense	(85)	—

Net loss	$(11,000)	$(3,814)

Basic and diluted net loss per share	$(0.57)	$(0.91)

Weighted average basic and diluted shares used in computation	19,170,399	4,181,913

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(11,000)	$(3,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,645	294
Amortization of intangibles	516	550
Stock-based compensation expense	2,185	595
Deferred tax liability	85	—
Non-cash interest expense	45	44
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	1,995	(1,893)
Deferred revenue	(1,017)	888
Prepaid expenses and other current assets	277	(850)
Other noncurrent assets	(45)	(32)
Other noncurrent liabilities	(4)	(3)
Accrued capacity payments	1,033	1,306
Accrued payroll and related expenses	(609)	(364)
Accounts payable and accrued expenses	(580)	2,998

Net cash used in operating activities	(5,474)	(281)

Cash flows from investing activities
Purchase of marketable securities	(10,051)	—
Sales and maturities of marketable securities	11,600	—
Purchase of Mdenergy, LLC	(3,357)	—
Purchase of Pinpoint Power DR LLC	(105)	(104)
Purchases of property and equipment	(4,006)	(5,324)
Increase in restricted cash and deposits for customer programs	(9,955)	(809)

Net cash used in investing activities	(15,874)	(6,237)

Cash flows from financing activities
Proceeds from exercises of stock options	128	15
Proceeds from borrowing	—	2,500
Repayment of borrowings and payments under capital leases	(587)	(12)
Proceeds from the issuance of preferred stock, net of issuance costs	—	9,990
Repurchase of treasury stock	—	(395)
Deferred initial public offering costs	—	(2,183)

Net cash (used in) provided by financing activities	(459)	9,915

Net change in cash and cash equivalents	(21,807)	3,397
Cash and cash equivalents at beginning of year	70,242	9,184

Cash and cash equivalents at end of year	$48,435	$12,581

Supplemental disclosure of cash flow information

Non-cash financing and investing activities

Issuance of common stock as bonus payments	$844	$—

Vesting of restricted stock	$5	$—

Accretion of preferred stock issuance costs	$—	$18

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

In May 2007, the Company completed its initial public offering (IPO) of 4,312,500 shares of common stock at a price of $26.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of the Company’s stockholders. Net proceeds to the Company from the IPO were approximately $95,200. In November 2007, the Company completed a follow-on public offering of 2,500,000 shares of its common stock at a price of $43.00 per share. Of the 2,500,000 shares, the Company sold 500,000 shares and selling stockholders sold 2,000,000 shares. This transaction resulted in net proceeds to the Company of $19,446.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the 2008 presentation. These reclassifications have no material impact on previously reported results of operations or stockholders’ equity. The reclassifications made related to the balance sheet account groupings and did not change the total current assets or current liabilities.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2008 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC) on March 28, 2008.

2. Acquisition

On September 13, 2007, the Company acquired all of the outstanding membership interests of Mdenergy, LLC (MDE), an energy procurement service provider, pursuant to the terms of a merger agreement. The total purchase price paid by the Company at closing was approximately $7,900, of which $3,501 was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of the Company’s common stock.

In addition to the amounts paid at closing, the Company was obligated to pay to the former holders of MDE membership interests an earnout equal to two times the revenues of MDE’s business during the period from July 1, 2007 through December 31, 2007. The contingent consideration related to the earnout in the amount of approximately $3,357 was paid in January of 2008 and was recorded as additional purchase price.

Supplemental Information

The following unaudited pro forma combined financial information is presented for comparative purposes for the three months ended March 31, 2007 and gives effect to certain adjustments, including amortization of the definite life intangible assets as if the acquisition occurred on January 1, 2007. The information below is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations:

Three months ended March 31, 2007
Revenues	$10,531
Net loss	$(3,658)
Net loss per share – basic and diluted	$(0.86)

3.  Recent Accounting Pronouncements

SFAS No. 141R, Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS No. 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 141R becomes effective January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. The Company adopted SFAS No. 159 on January 1, 2008 and it does not have a significant impact on the Company’s results of operations and financial condition at this time.

4. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the as-converted method. The calculation of dilutive weighted average shares outstanding does not include the following potentially dilutive shares as their effect would be antidilutive.

	Three months ended March 31,
	2008	2007
Redeemable Convertible Preferred Stock	—	9,499,566
Outstanding options, restricted stock and warrants	1,772,868	2,559,020
Shares held in escrow	35,114	—
Dilutive weighted average shares outstanding	1,807,982	12,058,586

Included in the calculation of the weighted average number of common shares outstanding at March 31, 2008 and 2007 are 44,260 and 110,211 contingently issuable shares of common stock, respectively. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at March 31, 2008 does not include 35,114 shares issued in the MDE acquisition that are held in escrow. These shares are included in the calculation of diluted shares outstanding as if the contingency period ended on March 31, 2008.  These shares contain restrictions which require the holder to return all or a portion of the shares if specific conditions are not met.

5. Marketable Securities

Cash equivalents principally consist of money market funds and municipal bonds with original maturities of three months or less at the date of purchase. Marketable securities at March 31, 2008 are classified as “available-for-sale.” The Company’s investments in securities include auction-rate securities (ARS) and state and municipal bonds. The securities the Company typically invests in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years.

As of March 31, 2008, all of the Company’s $3,898 par value ARS were subject to failed auctions and none of the ARS succeeded in an auction subsequent to March 31, 2008.  As a result of these failed auctions, the Company has the potential to benefit from a penalty feature in its interest rates, which allows it to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  The Company believes that it will be able to liquidate the investments at par within a reasonable time period and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as current assets on the Condensed Consolidated Balance Sheet as of March 31, 2008 based on the Company’s current expectations regarding liquidity.  However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve.  The Company has not made any additional investments in ARS since March 31, 2008.

The following is a summary of the Company’s available-for-sale marketable securities as of March 31, 2008 and December 31, 2007:

	Gross unrealized
As of March 31, 2008	Cost	Gains	Losses	Fair value
Auction rate securities	$3,898	$—	$—	$3,898
State and municipal bonds	10,053			10,053

Total	$13,951	$—	$—	$13,951

	Gross unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair value
Auction rate securities	$5,600	$—	$—	$5,600
State and municipal bonds	9,900			9,900

Total	$15,500	$—	$—	$15,500

The following is a summary of the cost and fair value of current available-for-sale marketable securities at March 31, 2008, by contractual maturity:

	Cost	Fair value

Due after ten years	$13,951	$13,951

At March 31, 2008, the Company had restricted cash of approximately $13,175 invested in certificates of deposit with original maturities greater than 90 days at acquisition.  All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008.  Adoption does not have a material impact on the Company’s financial position or results of operations at this time. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•                       Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•                       Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•                       Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Auction rate securities	$3,898	$—	3,898	—
State and municipal bonds	$10,053	$10,053	—	—
	$13,951	$10,053	3,898	—

6. Property and Equipment

Property and equipment as of March 31, 2008 and December 31, 2007 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2008	December 31, 2007

Computers and office equipment	3	$6,705	$3,870
Software	3	3,543	2,499
Demand response equipment	Lesser of useful life or contract term	5,315	4,523
Back-up generators	5-10	12,962	13,976
Furniture and fixtures	5	795	777
Leasehold improvements	Lesser of the useful life or lease term	1,017	902
Assets under capital lease	Lesser of the useful life or lease term	222	200
Construction-in-progress		1,027	833

		31,586	27,580
Accumulated depreciation		(6,030)	(4,385)

Property and equipment, net		$25,556	$23,195

Depreciation expense was $1,645 and $294 for the three months ended March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008 and 2007, $735 and $194 were included in cost of revenues, and $910 and $100 were included in general and administrative expenses, respectively.

Software development costs of $0 and $398 for the three months ended March 31, 2008 and 2007, respectively, have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The Company ceased capitalizing software development costs as of May 31, 2007 when the system became operational. The capitalized amount is included as software in property and equipment at March 31, 2008 and December 31, 2007.

Construction-in-progress consists principally of demand response equipment and back-up generators that have not been placed in service. Construction-in-progress at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Back-up generators and demand response equipment	$1,027	$778
Capitalized interest	—	55
	$1,027	$833

7. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contacts and open market bidding program participation rules. The Company had deposits held by certain customers of $14,249 and $14,451 at March 31, 2008 and December 31, 2007, respectively. These amounts primarily represent up-front payments required by customers to participate in certain programs and ensure that the Company will deliver its committed capacity amounts. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these agreements and has determined it to be remote. The Company expects the majority of the outstanding deposits outstanding as of March 31, 2008 to be released in June 2008.

The Company is contingently liable under unused letters of credit. Restricted cash balances in the amount of $13,175 and $3,018 collateralize certain unused letters of credit at March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, the Company had $5,504 outstanding under its term loan facility.

8. Stockholders’ Equity

Stock Split

In May 2007, the Company effected a 2.831 for one split of its common stock. All financial information in the financial statements presented retroactively reflects the impact of this split.

9. Stock-Based Compensation

Stock Options

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan and the 2007 Employee, Director and Consultant Stock Plan (the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years.

In order to estimate the fair value of options granted during the three months ended March 31, 2008 and March 31, 2007, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions (weighted averages based on grants during the period):

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.79%	4.57%
Expected term of options, in years	6.25	6.25
Expected annual volatility	87%	87%
Expected dividend yield	0%	0%

The components of stock-based compensation expense are disclosed below:

	Three months ended March 31,
	2008	2007
Stock option expense (employees)	$1,906	$550
Stock option expense (non-employees)	105	31
Restricted stock	174	14

Total	$2,185	$595

The following is a summary of the Company’s stock option activity as of March 31, 2008 and the stock option activity for all stock option plans during the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)

Outstanding at beginning of period	2,882,445	$0.11-$48.54	$9.19
Granted	255,950		$25.93
Exercised	(168,220)		$0.76
Cancelled	(22,020)		$13.95

Outstanding at end of period	2,948,155	$0.11-$48.54	$11.09	$18,551
Remaining contractual life in years	8.62
Exercisable at end of period	639,144	$0.11-$38.13	$2.40	$5,522
Remaining contractual life in years	8.11

(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2008 of $11.40 and the exercise price of the underlying options.

Of the stock options outstanding as of March 31, 2008, 15,570 options were held by non-employees and 2,932,585 options were held by employees. The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of March 31, 2008 was $24,692 which is to be recognized over a weighted average period of 3.3 years. The amount that may be recognized into expense over the next four years is as follows:

2008	$5,976
2009	7,795
2010	7,496
2011	3,356
2012	69
$24,692

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	154,669	$10.96
Granted	175,500	$15.50
Vested	(9,529)	$1.53

Unvested at March 31, 2008	320,640	$14.21

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The shares typically vest ratably over a four year period from the date of issuance, with the exception of 2,000 shares issued in 2007 that vested immediately and 30,000 shares issued in 2008 that vest ratably over a three year period from the date of issuance. The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records the proceeds received for unvested shares in accrued expenses. The amount is amortized into additional paid-in capital as the shares vest. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. For restricted stock at March 31, 2008, the Company had $3,757 of stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.6 years.

10. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.  The Company has recorded a deferred tax provision for $85 related to tax deductible goodwill for the three months ended March 31, 2008.  Amounts due to various states for excise taxes are included in general and administrative expense and accrued expenses and other current liabilities as of March 31, 2008 and December 31, 2007.

11. Related Party Transactions

Deferred Acquisition Payments

On June 1, 2005, the Company acquired all of the outstanding membership interests in PPDR from the sole member of PPDR (the Sole Member) in a purchase business combination pursuant to a purchase agreement (the Purchase Agreement). Under the Purchase Agreement, the Company is required to (i) make fixed payments of $5,925 and (ii) issue 303,001 shares of the Company’s common stock to the Sole Member. As of March 31, 2008, 44,260 shares remain to be issued through May 31, 2008. As part of the Purchase Agreement, the Company acquired a demand response contract that contains a one-year option to extend, as of May 31, 2008, at the sole discretion of a certain customer. If exercised, the Company is obligated to make an additional payment of $2,366 and issue an additional 28,287 shares of the Company’s common stock in connection with the Purchase Agreement. In February 2008, the customer informed the Company that it elected not to exercise the one-year option to extend; therefore, no additional payments, including the contingent consideration of $2,247, or shares will be due to the Sole Member. This amount had been recorded as a liability at December 31, 2007 and was reversed, along with a corresponding reduction to intangible assets during the first quarter of 2008.

As of March 31, 2008, deferred payments to the Sole Member and the fair value of the common stock to be issued to the Sole Member are as follows:

At March 31, 2008	Gross Payment	Discount Payment	Common Stock	Total
Current liability	$304	$282	$44	$326
Long-term liability	—	—	—	—
Total	$304	$282	$44	$326

12. Industry Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment.

During the three months ended March 31, 2008 and 2007, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended March 31,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Customer 1	$11,112	60%	$6,014	60%
Customer 2	3,986	21%	3,443	35%

Total	$15,098	81%	$9,457	95%

13. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, the Company is a party to the litigation described below.

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company, several of its officers and directors, and certain of the underwriters from the Company’s November 2007 follow-on public offering of its common stock. The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from November 1, 2007 through February 27, 2008 and/or those persons who purchased shares of the Company’s common stock in connection with its follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaints, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material effect on the Company’s consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

14. Subsequent Events

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC, or SRC, for a purchase price equal to approximately $4.8 million, subject to certain upward adjustments, which consisted of $3.0 million in cash and 120,000 shares of the Company’s common stock that had a value of approximately $1.8 million as of the closing date, plus certain earn-out payments contingent on SRC attaining specific revenue and gross margin targets over the next 24 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of these terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

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

Our customer base has grown from 19 commercial, institutional and industrial customers with 70 sites in our network as of December 31, 2004 to 1,062 end-use customers for our demand response solutions with 2,864 sites in our demand response network as of March 31, 2008. The demand response capacity we manage through our network has grown from 10 megawatts, or MW, as of December 31, 2004 to 1,502 MW as of March 31, 2008.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $44.9 million from inception to March 31, 2008. Our net losses were $11.0 million and $3.8 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

In May 2008, we acquired 100% of the membership interests of South River Consulting, LLC, or SRC, for a purchase price equal to approximately $4.8 million, subject to certain upward adjustments, which consisted of $3.0 million in cash and 120,000 shares of our common stock that had a value of approximately $1.8 million as of the closing date, plus certain earn-out payments contingent on SRC attaining specific revenue and gross margin targets over the next 24 months.

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

Our energy management solutions include energy procurement services where we evaluate our end-use customers’ energy purchasing needs and assist them in procuring more cost effective electricity. We receive a monthly fee from the competitive electricity provider based upon the actual consumption of electricity used by our end-use customers. Demand response audits are services where we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand. We receive a fee from our electric grid operator and utility customers for each audit typically based upon a contractually specified rate times the amount of kilowatts, or kW, we identify that can be reduced from the electric power grid. We also use our PowerTrak platform to deliver energy analytics and control and emissions tracking and trading support. We generally receive either a subscription-based fee or a percentage savings fee for these energy management solutions. We have yet to earn substantial revenues from these energy management solutions.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, in all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, services have been provided, the fee is fixed or determinable, and we deem collection to be probable. As program rules may differ for each contract and/or region where we operate, we assess whether or not we have met the specific service requirements and defer revenues as necessary. In accordance with SAB No. 104, we recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the agreement. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly until the next verification event. In subsequent verification events, if our verified capacity is below the previously verified amount, the customer will reduce future payments based on the adjusted verified capacity amounts. The payments received from the customer can be decreased or increased, up to the committed capacity amounts under the agreement, in connection with subsequent verification events. Revenues recognized between demand response events or tests are not subject to customer refund.

As of March 31, 2008, we had 1,502 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to 1,502 MW of demand response capacity. In most of the markets in which we originally focused our growth, we generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” such MW, or the date on which we can reduce such MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we materially increased our participation during the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues. Because PJM operates on a June to May delivery-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average lag time in our portfolio from the point in time when we consider a MW to be under management to when we earn revenues from such MW. Of the 1,502 MW under management as of March 31, 2008, 399 were subject to this PJM lag, which means that we expect those 399 MW to begin generating revenue for us in June 2008. As we approach June of each year, we expect the number of MW subject to the PJM lag to increase.

Revenues generated from fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 60% of our total revenues in each of the three months ended March 31, 2008 and March 31, 2007, respectively. Specifically, an aggregate of 8% and 12% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under two fixed price contracts with ISO-NE, both of which expire on May 31, 2008, and the remainder in both periods was generated under open market sales to ISO-NE.  In addition, 21% and 35% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under a fixed price contract with The Connecticut Light and Power Company, or CL&P, which expires on December 31, 2008.  Although we entered into a new 170 MW fixed price contract with CL&P in February 2008, which we expected would partially offset the impact of the expiration of our existing fixed price contracts with ISO-NE and CL&P on our revenues, this new contract was denied regulatory approval by the Connecticut Department of Public Utility Control, or the DPUC, in April 2008.   We intend to file a motion for reconsideration and to work with CL&P to submit another proposal for consideration by the DPUC, as necessary.  If we are unable to enter into, or obtain regulatory approval of, a new fixed price contract with CL&P, we intend to enroll all or a portion of the MW represented by our existing fixed price contracts with ISO-NE and CL&P in other available demand response programs, which other programs will likely provide significantly lower capacity payments than our existing fixed price contracts with ISO-NE and CL&P. For example, the capacity payments available under ISO-NE’s Real-Time Demand Response program are significantly lower than the capacity payments available under these existing fixed price contracts.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from eight employees at December 31, 2003 to 286 employees at March 31, 2008. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During the three months ended March 31, 2008 and 2007, respectively, we capitalized internal software and development costs of $0 and $0.4 million in accordance with SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at March 31, 2008. We intend to continue to invest in our research and development efforts. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended March 31, 2008 and 2007, we recorded expenses of approximately $2.2 million and $0.6 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through March 31, 2008, a future expense of non-vested options of approximately $24.7 million is expected to be recognized over a weighted average period of 3.3 years and a future expense of restricted stock awards of approximately $3.8 million is expected to be recognized over a weighted average period of 3.6 years.

Interest and Other Income

Interest and other income consist primarily of interest income earned on cash balances and other non-operating income. We historically have invested our cash in money market funds, municipal bonds and auction rate securities.

Interest Expense

Interest expense consists of interest on our debt facilities.

Consolidated Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

The following table summarizes our revenues for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31.		Percentage
	2008	2007	Change
Revenues:
Demand response solutions	$17,608	$9,719	81.2%
Energy management solutions	1,004	252	298.4%
Total revenues	$18,612	$9,971	86.7%

During the three months ended March 31, 2008, the increase in our demand response solutions revenues compared to the same period in 2007 was primarily due to an increase in our MW under management in all operating regions and the enrollment of new end-use customers in our demand response programs. Also contributing to the increase in our demand response solutions revenues was an increase in the number of our commercial, institutional and industrial customers utilizing our price-based demand response solutions to reduce their electrical consumption from the electric power grid during times of high wholesale market prices.  Additionally, during the three months ended March 31, 2008, we had a demand response event called by a grid operator customer that allowed us to recognize $1.1 million of revenues associated with this customer, which had been deferred at December 31, 2007. As of March 31, 2008, we had 1,502 MW of electric capacity under management compared to 562 MW under management as of March 31, 2007.

During the three months ended March 31, 2008, the increase in our energy management solutions revenues compared to the same period in 2007 was primarily due to our acquisition of Mdenergy, LLC, or MDE, an energy procurement services provider, and to end-use customers continuing to utilize our energy procurement services offering, under which offering we evaluate our end-use customers’ energy purchasing needs and assist them in procuring more cost effective electricity. During the three months ended March 31, 2008, we also received revenues from our demand response audits pursuant to which we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand.

We expect our revenues to increase in 2008 compared to 2007 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities. In February 2008, ISO-NE notified us that it will not extend our two fixed price contracts representing approximately 80 MW that expire on May 31, 2008. In February 2008, we entered into a new 170 MW fixed price contract with CL&P, which we expected would partially offset the impact of the expiration of these ISO-NE contracts and our existing fixed price contract with CL&P, which represents approximately 110 MW and which expires on December 31, 2008, on our revenues. However, on April 2, 2008, we were notified by the DPUC that this new contract was denied regulatory approval.  We intend to file a motion for reconsideration and to work with CL&P to submit another proposal for consideration by the DPUC, as necessary. If we are unable to enter into, and obtain regulatory approval of, a new fixed price contract with CL&P, other demand response programs in which we enroll these MW will likely provide significantly lower capacity payments than our existing fixed price contracts with ISO-NE and CL&P and our revenues will be significantly and adversely affected.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Three Months Ended March 31,
2008		2007
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$6,471	34.8%	$2,906	29.1%

Our gross profit increased during the three months ended March 31, 2008 when compared to the same period in 2007 primarily due to our continued growth and more favorable contract terms with our commercial, institutional and industrial customers. In 2008, we expect our gross margin percentage to continue to increase as we seek to sell higher gross margin energy management solutions to our existing demand response customers and seek to achieve more favorable contract terms with our commercial, institutional and industrial customers.

Operating Expenses

The following tables summarize our operating expenses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2008	2007	Change
Operating Expenses:
Selling and marketing expenses	$5,833	$3,067	90.2%
General and administrative expenses	10,824	3,466	212.3%
Research and development expenses	1,511	341	343.1%
Total	$18,168	$6,874	164.3%

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 131 employees at March 31, 2007 to 286 employees at March 31, 2008. In 2008, we expect to increase our headcount by approximately 40% to 50% over headcount at the end of 2007, when we had 253 employees, and we expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Selling and Marketing Expenses

 The increase in selling and marketing expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $1.6 million for the three months ended March 31, 2007 to $4.7 million for the three months ended March 31, 2008. The number of selling and marketing employees increased from 55 at March 31, 2007 to 101 at March 31, 2008. Stock-based compensation expense related to selling and marketing employees for the three months ended March 31, 2008 increased $0.6 million to $0.9 million, when compared to the same period in 2007.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $1.5 million for the three months ended March 31, 2007 to $5.1 million for the three months ended March 31, 2008, as well as to greater costs associated with being a public company. The number of general and administrative employees, including employees in our operations group, increased from 57 at March 31, 2007 to 144 at March 31, 2008. Stock-based compensation expense related to general and administrative employees for the three months ended March 31, 2008 increased $0.9 million to $1.2 million, when compared to the same period in 2007.

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $0.7 million for the three months ended March 31, 2007 to $1.3 million for the three months ended March 31, 2008. The number of research and development employees increased from 19 at March 31, 2007 to 41 at March 31, 2008. Stock-based compensation expense related to research and development employees for the three months ended March 31, 2008 increased from $42,000 to $0.1 million, when compared to the same period in 2007.

Interest and Other Income (Expense), Net

Net interest and other income was $0.8 million for the three months ended March 31, 2008, compared to net interest and other expense of $0.2 million for the three months ended March 31, 2007.

Interest and other income in the three months ended March 31, 2008 was $1.0 million as compared to $0.3 million at March 31, 2007.  The increase was primarily due to interest income earned on the proceeds from our IPO and follow-on public offering.

Interest expense for the three months ended March 31, 2008 was $0.3 million compared to $0.1 million at March 31, 2007.  The increase was primarily due to a higher average outstanding debt balance during the three months ended March 31, 2008. In addition, for the three months ended March 31, 2008 and 2007, we capitalized interest related to construction in progress projects totaling approximately $0.1 million in each period.

Income Taxes

We had a provision for income taxes of $0.1 million and $0 for the three months ended March 31, 2008 and 2007, respectively. The provision for the three months ended March 31, 2008 relates to the amortization of tax deductible goodwill not offset by net operating losses. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2008 or March 31, 2007.

Liquidity and Capital Resources

Overview

Revenues generated from fixed price contracts with, and open market sales to, ISO-NE accounted for 60% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively. Specifically, an aggregate of 8% and 12% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under two fixed price contracts with ISO-NE, both of which expire on May 31, 2008, and the remainder in both periods was generated under open market sales to ISO-NE.  ISO-NE has notified us that it will not extend either contract beyond May 31, 2008.  In addition, 21% and 35% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under a fixed price contract with CL&P, which expires on December 31, 2008.  We do not expect the expiration of our fixed price contracts with ISO-NE and CL&P to have a material impact on our liquidity.

As of March 31, 2008, we had cash, cash equivalents, and marketable securities totaling $62.4 million, of which $48.4 million represented cash and cash equivalents, a decrease of $23.4 million from the December 31, 2007 balance of $85.7 million.  This decrease included the effect of posting $10.0 million of financial assurances to satisfy certain demand response market requirements.  As of March 31, 2008, we had restricted cash of $13.2 million and financial assurance deposits of $14.2 million, totaling $27.4 million as compared to $17.5 million as of December 31, 2007, an increase of $10.0 million.  As we fulfill our obligations and enroll capacity in certain markets, a portion or all of these deposits will be released.  We expect a majority of these deposits will be released in the second quarter of 2008. We believe that our existing cash and cash equivalents and marketable securities at March 31, 2008 and our anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 24 months.

Our investments in securities include auction-rate securities, or ARS, and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheet. Our holdings of ARS as of March 31, 2008 and December 31, 2007 were $3.9 million and $5.6 million, respectively.

As of March 31, 2008, we had $3.9 million par value ARS that were subject to failed auctions and none of the ARS succeeded in an auction subsequent to March 31, 2008.  As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that we will be able to liquidate the investments at par within a reasonable time period and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as current assets in our condensed consolidated balance sheet as of March 31, 2008 based on our current expectations regarding liquidity.  However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve.

We are contingently liable under unused letters of credit. Included in the March 31, 2008 and December 31, 2007 restricted cash balances are amounts used to collateralize unused letters of credit in the amount of $13.2 million and $3.0 million, respectively.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007

Cash flows used in operating activities	$(5,474)	$(281)
Cash flows used in investing activities	(15,874)	(6,237)
Cash flows (used in) provided by financing activities	(459)	9,915
Net increase (decrease) in cash and cash equivalents	$(21,807)	$3,397

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities in the three months ended March 31, 2008 was $5.5 million and consisted of an $11.0 million net loss offset by approximately $1.1 million of net cash provided for working capital purposes and other activities and by $4.4 million of non-cash items, consisting primarily of depreciation and amortization, interest expense and stock-based compensation charges. Cash provided for working capital and other activities primarily reflected a $2.0 million decrease in accounts receivable due to the timing of cash receipts under our programs, a $1.0 million increase in accrued capacity payments and a $0.3 million decrease in prepaid expenses and other current assets.  These amounts were partially offset by an increase of $0.6 million in accounts payable and accrued expenses, an increase of $1.0 million in deferred revenues as our operations continued to grow and a decrease of $0.6 million in accrued payroll and related expenses.

Cash used in operating activities in the three months ended March 31, 2007 was $0.3 million and consisted of a $3.8 million net loss partially offset by $2.0 million of net cash provided by working capital and other activities and by $1.5 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges. Cash provided by working capital and other activities primarily reflected a $3.0 million increase in accounts payable and accrued expenses as our operations continued to grow, an increase in accrued capacity payments of $1.3 million, and an increase of $0.9 million in deferred revenues.  These amounts were offset by a $1.9 million increase in accounts receivable attributable to the significant increase in revenues and $0.9 million increase in prepaid and other noncurrent assets and a decrease in accrued payroll and related expenses of $0.4 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was $15.9 million for the three months ended March 31, 2008. Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, and the cash portion earnout for our acquisition of MDE. For the three months ended March 31, 2008, purchases of available-for-sale securities were approximately $10.1 million and sales of available-for-sale maturities were $11.7 million.  During the three months ended March 31, 2008, we increased our restricted cash and deposits for customer programs by $10.0 million.  During the three months ended March 31, 2008, we incurred $4.0 million in capital expenditures of which $2.8 million was related to office equipment, $0.8 million was related to demand response equipment and $0.4 million related to other miscellaneous expenditures. In addition, we paid $3.4 million related to the earnout obligation incurred in connection with our acquisition of MDE.

For the three months ended March 31, 2007, cash used in investing activities was $6.2 million. Our principal cash investments during this period related to purchases of equipment, furniture and fixtures, the cash portion of the purchase price for our acquisition of all the membership interests of Pinpoint Power DR, and installation services used to build out and expand our demand response programs. During the three months ended March 31, 2007, we incurred $5.3 million in capital expenditures of which $3.5 million was related to construction-in-progress, $1.3 million was related to equipment and software and $0.5 million was capitalized interest and internal software development costs. In addition, we disbursed $0.1 million related to our acquisition of Pinpoint Power DR.

Cash Flows (Used in) Provided by Financing Activities

Cash flows used in financing activities were $0.5 million for the three months ended March 31, 2008. Cash flows provided by financing activities were $9.9 million for the three months ended March 31, 2007. Cash flows (used in) provided by financing activities consisted of the following:

Equity Financing Activities

During the three months ended March 31, 2007, we incurred $2.2 million of costs associated with the filing of our initial public offering, or IPO.

In February 2007, we repurchased 104,392 shares of our common stock for $0.4 million. In January 2007, we raised $10.0 million of proceeds through sales of our Series C Convertible Preferred Stock.

In addition, we received approximately $0.1 million and $15,000 from exercises of common stock options during the three months ended March 31, 2008 and March 31, 2007, respectively.

Credit Facility Borrowings

During the three months ended March 31, 2008, we made $0.6 million of scheduled principal payments on our outstanding debt.  During the three months ended March 31, 2007, we borrowed $2.5 million under our loan and security agreement and made scheduled principal payments on our outstanding debt and capital lease obligations of $12,000.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $4.0 million and $5.3 million for the three months ended March 31, 2008 and 2007, respectively.

Contractual Obligations

As of March 31, 2008, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008, has not materially changed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit issued in the ordinary course of business.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates during the three months ended March 31, 2008. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2008, all of our $5.5 million of outstanding debt was at fixed interest rates; therefore, there was no significant impact from changes in interest rates.

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

Our investments in securities include ARS and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheet. Our holdings of ARS as of March 31, 2008 and December 31, 2007 were $3.9 million and $5.6 million, respectively.

As of March 31, 2008, we had $3.9 million par value ARS that were subject to failed auctions and none of the ARS succeeded in an auction subsequent to March 31, 2008.  As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that we will be able to liquidate the investments at par within a reasonable time period, and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as current assets in our condensed consolidated balance sheet as of March 31, 2008 based on our current expectations regarding liquidity.  However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, several of our officers and directors and certain of the underwriters from our November 2007 follow-on public offering of our common stock. The plaintiffs claim to represent those persons who purchased shares of our common stock from November 1, 2007 through February 27, 2008 and/or those persons who purchased shares of our common stock in connection with our follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The complaints allege various claims under the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper.

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

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than changes to the risk factors listed below. These risk factors have been updated to reflect denial by the DPUC of regulatory approval of our 170 MW contract with CL&P, the Federal Energy Regulatory Commission’s, or the FERC, approval of ISO-NE’s market rule change to its Day-Ahead Load Response program and a filing that our subsidiary, Celerity Energy Partners San Diego, LLC, made with the FERC in April 2008.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Risks Related to Our Business

A substantial majority of our revenues are generated from contracts with, and open market sales to, a small number of grid operator and utility customers, including in particular one grid operator customer with which certain of our contracts are expiring in May 2008, and the modification or termination of these contracts or sales relationships could materially adversely affect our business.

Revenues generated from fixed price contracts with, and open market sales to, ISO-NE accounted for 60% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively. Specifically, an aggregate of 8% and 12% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under two fixed price contracts with ISO-NE, both of which expire on May 31, 2008, and the remainder in both periods was generated under open market sales to ISO-NE.  ISO-NE has notified us that it will not extend either contract beyond May 31, 2008.  In addition, 21% and 35% of our total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively, were generated under a fixed price contract with CL&P, which expires on December 31, 2008.

These three fixed price contracts with ISO-NE and CL&P represent an aggregate of approximately 190 MW of demand response capacity under our management as of March 31, 2008. We entered into a new 170 MW fixed price contract with CL&P in February 2008, which we expected would partially offset the impact of the expiration of our existing fixed price contracts with ISO-NE and CL&P on our revenues.  However, on April 2, 2008, we received notification from the DPUC that the DPUC denied regulatory approval of this new contract.  Although we intend to file a motion for reconsideration and to work with CL&P to submit another proposal for consideration by the DPUC, as necessary, there can be no assurance that such motion or proposal will be successful.  If we are unable to enter into, and obtain regulatory approval of, a new fixed price contract with CL&P, we intend to enroll all or a portion of the MW represented by our existing fixed price contracts with ISO-NE and CL&P in other available demand response programs, which other programs will likely provide significantly lower capacity payments than our existing fixed price contracts with ISO-NE and CL&P. For example, the capacity payments available under ISO-NE’s Real-Time Demand

Response program are significantly lower than the capacity payments available under these existing fixed price contracts. Thus, the failure to enter into, and obtain regulatory approval for, a new contract with CL&P could significantly reduce our future revenues and have a material adverse effect on our business.

Our business is subject to government regulation, and may become subject to modified or new government regulation, which may negatively impact our ability to market our clean and intelligent energy solutions.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, we may become directly subject to the regulation of the FERC, to the extent we own, operate, or control generation used to make wholesale sales of power. In addition, our subsidiary Celerity Energy Partners San Diego, LLC, or Celerity, is subject to direct regulation by FERC, because Celerity exports power to the electric power grid for resale pursuant to a contract with San Diego Gas & Electric Company.

In addition, the installation of devices used in providing our solutions and electric generators sometimes installed or activated when providing demand response solutions may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In a relatively few instances, we have agreed to own and operate a back-up generator at a commercial, institutional or industrial customer location for a period of time and to activate the generator when capacity is called for dispatch so that the commercial, institutional or industrial customer can reduce its consumption of electricity from the electric power grid. These generators could become ineligible to participate in demand response programs in the future, or be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial position. In addition, certain of our contracts and expansion of existing contracts with grid operators and utility customers are subject to approval by federal, state, provincial or local regulatory agencies. There can be no assurance that such approvals will be obtained or be issued on a timely basis, if at all. For example, we received notification in April 2008 from the DPUC that the DPUC denied our request for approval of our contract with CL&P for up to 170 MW of demand response capacity. Although we intend to file a motion for reconsideration and are working with CL&P to submit a revised proposal in connection with this contract, there can be no assurance that such motion or proposal will be successful

Additionally, federal, state, provincial or local governmental entities may seek to change existing regulations, impose additional regulations or change their interpretation of the applicability of existing regulations. Any modified or new government regulation applicable to our current or future solutions, whether at the federal, state, provincial or local level, may negatively impact the installation, servicing and marketing of those solutions and increase our costs and the price of our solutions.

We depend on the electric power industry for revenues and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric power industry spending and other factors affecting the electric utility industry, such as seasonality of peak demand.

We currently derive substantially all of our revenues from the sale of demand response solutions, directly or indirectly, to the electric power industry. Purchases of our demand response solutions by grid operators or electric utilities may be deferred or cancelled as a result of many factors, including mergers and acquisitions involving electric utilities, changing regulations or program rules, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of capacity in open markets are particularly susceptible to variability based on changes in the spending patterns of our grid operator and utility customers and on associated fluctuating market prices for capacity. For example, in February 2008, ISO-NE implemented a market rule change to its Day-Ahead Load Response program, a program in which we have historically been an active participant. The change, which was approved by FERC in April 2008, would result in less opportunity for demand response to participate in this program and may negatively impact our revenues and could delay or prevent our profitability. In addition, peak demand for electricity and other capacity constraints tend to be seasonal. Peak demand in the United States tends to be most extreme in warmer months, which may lead some capacity markets to yield higher prices for capacity or contract for the availability of a greater amount of capacity during these warmer months. As a result, our demand response revenues may be seasonal. For example, in 2006, our demand response revenues in the third quarter were higher than our demand response revenues in the fourth quarter. Further, occasional events, such as a spike in natural gas prices, can lead grid operators and utilities to implement short-term calls for demand response capacity to respond to these events, but we cannot be sure that such calls will continue or that we will be in a position to generate revenues when they do occur. We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these and other factors. Pronounced variability or an extended period of reduction in spending by grid operators and utilities, or continued requests from grid operators and utilities to pay for demand response capacity at prices that are not equal on a monthly or quarterly basis over the course of a contract year, could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that does not result in increases in revenues.

We may incur significant penalties and fines if found to be in non-compliance with any applicable State or Federal regulation, despite best efforts at compliance and adherence.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, regulations by the FERC related to market design, market rules, tariffs, and bidding rules impact how we can interact with our grid operator and utility customers. In addition, we are aware that our subsidiary Celerity exports some power to the electric power grid and is thus subject to direct regulation by the FERC and its regulations related to the sale of wholesale power at market based rates. Despite our efforts to manage compliance with such regulations, we may be found to be in non-compliance with such regulations and therefore subject to penalties or fines. For example, we recently determined that prior to our acquisition of Celerity in May 2006, Celerity failed to make requisite filings with the FERC in connection with transactions relating to our acquisition. Celerity made such required filings with the FERC on April 25, 2008, but the proceeding is ongoing and Celerity may be subject to penalties and fines, any of which may have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)     Unregistered Sales of Equity Securities

None.

(b)       Use of Proceeds

We registered shares of our common stock in connection with our IPO under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  Through March 31, 2008, approximately $7.1 million of the proceeds from our IPO have been used to fund the operations of our business and for general corporate purposes, approximately $9.8 million have been used to purchase and install equipment, approximately $0.8 have been used to repay indebtedness and approximately $6.2 million have been used to fund acquisitions and make payments outstanding on prior acquisitions. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b).

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: May 13, 2008	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: May 13, 2008	By:	/s/ Neal C. Isaacson
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
32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.