Form 10-Q
period 2008-06-30
ENERNOC INC
filed 2008-08-13
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes       ☐    No       ☒

There were 20,041,225 shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 11, 2008.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,331	$70,242
Restricted cash	600	1,248
Marketable securities	3,410	15,500
Trade accounts receivable, net allowance for doubtful accounts of $68 and $368	9,956	10,134
Unbilled revenue	3,781	—
Deposits, current	631	1,955
Prepaid expenses and other current assets	3,202	2,315

Total current assets	83,911	101,394
Property and equipment, net	27,811	23,195
Goodwill and other intangible assets, net	18,889	16,421
Restricted cash—non current	1,894	1,770
Deposits, non-current	7,217	12,496
Other assets	261	308

Total assets	$139,983	$155,584

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,627	$2,112
Accrued capacity payments	13,068	9,069
Current portion of deferred related-party acquisition payments	—	431
Accrued payroll and related expenses	4,730	4,902
Accrued Mdenergy, LLC earn-out	—	3,357
Accrued expenses and other current liabilities	3,663	1,586
Deferred revenue	919	2,403
Contingent consideration provision	—	2,247
Current portion of long-term debt	4,758	2,451

Total current liabilities	29,765	28,558
Long-term liabilities
Long-term debt, net of current portion	142	3,640
Deferred tax liability	258	100
Other liabilities	993	869

Total long-term liabilities	1,393	4,609
Commitments and contingencies (Note 7)	—	—

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,038,221 and 19,180,504 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20	19
Additional paid-in capital	164,094	156,250
Accumulated deficit	(55,289)	(33,852)

Total stockholders’ equity	108,825	122,417

Total liabilities and stockholders’ equity	$139,983	$155,584

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$23,686	$12,015	$42,298	$21,987
Cost of revenues	14,815	7,910	26,957	14,974
Gross profit	8,871	4,105	15,341	7,013

Operating expenses:
Selling and marketing expenses	6,914	4,372	12,740	7,478
General and administrative expenses	11,657	7,907	22,488	11,337
Research and development expenses	921	498	2,432	839
Total operating expenses	19,492	12,777	37,660	19,654
Loss from operations	(10,621)	(8,672)	(22,319)	(12,641)

Interest and other income	489	558	1,524	828
Interest expense	(231)	(92)	(484)	(207)

Loss before income tax expense	(10,363)	(8,206)	(21,279)	(12,020)
Provision for income tax expense	(73)	—	(158)	—

Net loss	$(10,436)	$(8,206)	$(21,437)	$(12,020)

Net loss per share:
Basic and diluted (restated) (1)	$(0.54)	$(0.74)	$(1.11)	$(1.56)

Weighted average number of basic and diluted shares (restated) (1)	19,434,228	11,156,858	19,302,329	7,687,756

(1) See Note 4.

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	(21,437)	$(12,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,568	918
Amortization of intangibles	645	1,099
Stock-based compensation expense	4,881	4,320
Deferred tax liability	158	—
Non-cash interest expense	90	87
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	310	(3,634)
Deferred revenue	(1,484)	1,221
Unbilled revenue	(3,781)	—
Prepaid expenses and other current assets	(834)	(1,331)
Other noncurrent assets	(43)	53
Other noncurrent liabilities	124	(5)
Accrued capacity payments	3,999	2,149
Accrued payroll and related expenses	683	972
Accounts payable and accrued expenses	2,492	2,980

Net cash used in operating activities	(10,629)	(3,191)

Cash flows from investing activities
Purchase of marketable securities	(10,642)	—
Sales and maturities of marketable securities	22,732	—
Purchase of South River Consulting, LLC	(3,757)	—
Purchase of Mdenergy, LLC	(3,357)	—
Purchase of Pinpoint Power DR LLC	(389)	(355)
Purchases of property and equipment	(8,125)	(10,818)
Increase (decrease) in restricted cash and deposits for customer programs	7,127	(2,043)

Net cash (used in) provided by investing activities	3,589	(13,216)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	95,159
Proceeds from exercises of stock options	319	84
Proceeds from borrowing	—	2,500
Repayment of borrowings and payments under capital leases	(1,190)	(488)
Proceeds from the issuance of preferred stock, net of issuance costs	—	9,990
Repurchase of treasury stock	—	(395)

Net cash (used in) provided by financing activities	(871)	106,850

Net change in cash and cash equivalents	(7,911)	90,443
Cash and cash equivalents at beginning of period	70,242	9,184

Cash and cash equivalents at end of period	$62,331	$99,627

Supplemental disclosure of cash flow information

Non-cash financing and investing activities

Issuance of common stock to South River Consulting LLC	$1,747	$—

Deferred related party stock issuance for Pinpoint Power DR LLC	$44	$66

Conversion and net exercise into common stock of preferred stock warrant	$—	$606

Issuance of common stock as bonus payments	$844	$—

Issuance of common stock to a related party	$—	$395

Accretion of preferred stock issuance costs	$—	$216

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2008 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC) on March 28, 2008.

Unbilled Revenue

A significant portion of the Company’s revenue is derived from long-term contracts and open market bidding programs with grid operators and utilities pursuant to which a monthly capacity payment is made to the Company for agreeing to provide relief in the form of curtailment of energy usage during times of high energy demand.  The Company records these payments as revenue over the period during which the Company is required to perform under these contracts and programs.  Under certain contracts and programs, the period during which the Company is obligated to perform may be shorter than the period over which it receives payments under that contract or program.  In these cases, the Company records revenue over the mandatory performance obligation period, and a portion of the revenue is recorded and accrued as unbilled revenue because the revenue has been earned but is not billable.  As of June 30, 2008, the Company had unbilled revenue of $3,781.

2. Acquisitions

South River Consulting, LLC

 In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,504, which consisted of $3,603 in cash, $154 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date.  In addition to the amounts paid at closing, the Company may be obligated to pay to the former holders of SRC membership interests an earnout amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010. The earnout payments will be based on the achievement of certain minimum revenue-based milestones of SRC and will be paid in a combination of cash and shares of the Company’s common stock. The acquisition of SRC strengthens the Company’s position in a growing energy procurement services market and provides a local presence for the Company in the PJM Interconnection service region.

The SRC acquisition has been accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The closing of the SRC acquisition was on May 1, 2008, and as such, the Company’s consolidated financial statements reflect SRC’s results of operations from that date forward.

The aggregate purchase price of $5,504 consists of the following:

Cash	$3,603
Common stock	1,747
Acquisition related expenses	154
Total purchase price	$5,504

The aggregate purchase price has been allocated to the acquired assets based on their fair values as determined by the Company as follows:

Total purchase price	$5,504
Accounts receivable	$132
Prepaids and other current assets	53
Customer contracts	710
Fixed assets	59
Employment agreements	80
Accrued expenses	(40)
Accounts payable	(60)
Net assets acquired	$934
Excess purchase price over the fair value of assets acquired	$4,570

The financial information above reflects a preliminary allocation of the purchase price. The estimated fair values of the assets acquired and liabilities assumed are not yet complete and are subject to future adjustments. In addition to the amounts paid at closing, the Company may be obligated to pay the former holders of SRC membership interests an earnout payment, as described above. These amounts will be assessed if additional purchase price is deemed probable. The customer contracts will be amortized over a period of ten years, and the employment agreement will be amortized over a period of three years.

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

Supplemental Information

The following unaudited pro forma combined financial information is presented for comparative purposes for the three and six months ended June 30, 2008 and June 30, 2007 and gives effect to certain adjustments, including amortization of the definite life intangible assets as if the acquisitions occurred on January 1, 2007. The information below is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$23,895	$13,398	$43,160	$24,539
Net loss	$(10,379)	$(7,885)	$(21,278)	$(11,520)
Pro forma net loss per share – basic	$(0.53)	$(0.70)	$(1.10)	$(1.47)

3.  Recent Accounting Pronouncements

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS No. 141R retains the fundamental requirements in SFAS No. 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 141R becomes effective January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Redeemable Convertible Preferred Stock	—	4,906,539	—	7,186,800
Outstanding options, restricted stock and warrants	1,548,039	2,854,176	1,277,183	2,706,569
Shares held in escrow	95,111	—	65,111	—
Dilutive weighted average shares outstanding	1,643,150	7,760,715	1,342,294	9,893,369

Included in the calculation of the weighted average number of common shares outstanding at June 30, 2007 are 110,211 contingently issuable shares of common stock. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at June 30, 2008 did not include 35,114 shares issued in the MDE acquisition or 120,000 shares issued in the SRC acquisition that are held in escrow. These shares are included in the calculation of diluted shares outstanding as if the contingency period ended on June 30, 2008.  These shares contain restrictions which require the holder to return all or a portion of the shares if specific conditions are not met.

5. Marketable Securities

Cash equivalents principally consist of money market funds and municipal bonds with original maturities of three months or less at the date of purchase. Marketable securities at June 30, 2008 are classified as “available-for-sale.” The Company’s investments in securities include auction-rate securities (ARS) and state and municipal bonds. The securities the Company typically invests in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years.

As of June 30, 2008, all of the Company’s $2,910 par value ARS were subject to failed auctions, and none of the ARS succeeded in an auction during the six months ended June 30, 2008 or subsequent to June 30, 2008.  As a result of these failed auctions, the Company has the potential to benefit from a penalty feature in its interest rates, which allows it to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  The Company believes that it will be able to liquidate the investments at par within a reasonable time period, and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as a current asset on the Condensed Consolidated Balance Sheet as of June 30, 2008 as it is believed that the Company will be able to liquidate these securities within one year.  If in the future the Company no longer believes that it will be able to liquidate these securities within one year, the investments may need to be reclassified as long-term assets or the Company may be required to write down these securities to fair value based on future market conditions. The Company has not made any additional investments in ARS since June 30, 2008.

The following is a summary of the Company’s available-for-sale marketable securities as of June 30, 2008 and December 31, 2007:

	Gross unrealized
As of June 30, 2008	Cost	Gains	Losses	Fair value
Auction rate securities	$2,910	$—	$—	$2,910
Fixed income securities	500	—	—	500

Total	$3,410	$—	$—	$3,410

	Gross unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair value
Auction rate securities	$5,600	$—	$—	$5,600
State and municipal bonds	9,900			9,900

Total	$15,500	$—	$—	$15,500

The following is a summary of the cost and fair value of current available-for-sale marketable securities at June 30, 2008, by contractual maturity:

	Cost	Fair value
Due within one year	$500	$500
Due after ten years	2,910	2,910
Total	$3,410	$3,410

At June 30, 2008, the Company had restricted cash of approximately $2,494 invested in certificates of deposit with original maturities greater than 90 days at acquisition.  All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Auction rate securities	$2,910	$—	$2,910	—
Fixed income securities	500	500	—	—

	$3,410	$500	$2,910	—

6. Property and Equipment

Property and equipment as of June 30, 2008 and December 31, 2007 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2008	December 31, 2007

Computers and office equipment	3	$7,685	$3,870
Software	3	4,298	2,499
Demand response equipment	Lesser of useful life or contract term	7,554	4,523
Back-up generators	5-10	12,077	13,976
Furniture and fixtures	5	814	777
Leasehold improvements	Lesser of the useful life or lease term	1,251	902
Assets under capital lease	Lesser of the useful life or lease term	222	200
Construction-in-progress		1,863	833

		35,764	27,580
Accumulated depreciation		(7,953)	(4,385)

Property and equipment, net		$27,811	$23,195

Depreciation expense was $1,923 and $624, respectively, for the three months ended June 30, 2008 and 2007.  Depreciation expense was $3,568 and $918, respectively, for the six months ended June 30, 2008 and 2007.  For the three months ended June 30, 2008 and 2007, $730 and $317, respectively, were included in cost of revenues and $1,193 and $307, respectively, was included in general and administrative expenses.  For the six months ended June 30, 2008 and 2007, $1,465 and $411, respectively, was included in cost of revenues and $2,103 and $407, respectively, were included in general and administrative expenses.

Software development costs of $663 for both the three and six months ended June 30, 2008 have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  Capitalized software development costs for the three and six months ended June 30, 2007 were $279 and $677, respectively.   The capitalized amounts are included as software in property and equipment at June 30, 2008 and December 31, 2007. Construction-in-progress consists principally of demand response equipment and back-up generators that have not been placed in service. Construction-in-progress at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Demand response equipment	$1,863	$778
Capitalized interest	—	55
	$1,863	$833

7. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contacts and open market bidding program participation rules. The Company had deposits held by certain customers of $7,848 and $14,451, respectively, at June 30, 2008 and December 31, 2007. These amounts primarily represent up-front payments required by customers to participate in certain programs and ensure that the Company will deliver its committed capacity amounts. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these agreements and has determined it to be remote.

The Company is contingently liable under unused letters of credit. Restricted cash balances in the amount of $2,494 and $3,018, respectively, collateralize certain unused letters of credit at June 30, 2008 and December 31, 2007.

As of June 30, 2008, the Company had $4,758 outstanding under its term loan facility with Bluecrest Capital Partners, L.P.  The entire balance is classified as the current portion of long-term debt in the accompanying balance sheet.

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

In order to estimate the fair value of options granted during the six months ended June 30, 2008 and June 30, 2007, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions (weighted averages based on grants during the period):

	Six months ended
	June 30, 2008	June 30, 2007
Risk-free interest rate	2.91%	4.57%
Expected term of options, in years	6.25	6.25
Expected annual volatility	87%	87%
Expected dividend yield	0%	0%

The components of stock-based compensation expense are disclosed below:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Stock option expense (employees)	$1,933	$1,235	$3,839	$1,786
Stock option expense (non-employees)	493	96	598	127
Restricted stock	270	93	444	107
Executive common stock	—	2,300	—	2,300
Total	$2,696	$3,724	$4,881	$4,320

The following is a summary of the Company’s stock option activity as of June 30, 2008 and the stock option activity for all stock option plans during the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)

Outstanding at beginning of period	2,882,445	$0.11-$48.54	$9.18
Granted	387,360		$22.25
Exercised	(488,996)		$0.65
Cancelled	(43,257)		$15.89

Outstanding at end of period	2,737,552	$0.11-$48.54	$12.46	$27,321
Remaining contractual life in years	8.57
Exercisable at end of period	601,115	$0.11-$48.54	$8.27	$6,891
Remaining contractual life in years	8.37

(1)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2008 of $17.95 and the exercise price of the underlying options.

Of the stock options outstanding as of June 30, 2008, 66,086 options were held by non-employees and 2,671,466 options were held by employees. The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of June 30, 2008 was $23,406, which is to be recognized over a weighted average period of 3.0 years. The amount that may be recognized into expense over the next four years is as follows:

2008	$4,081
2009	7,969
2010	7,646
2011	3,564
2012	146
$23,406

During the first quarter of 2008, certain of the Company’s executives elected to take their bonuses in shares of fully vested common stock.  The shares issued totaled 26,961 and had an approximate value of $844.

During the second quarter of 2008, the Company granted fully vested options to certain members of its Board of Directors to purchase an aggregate of 39,193 shares of its common stock, which had an estimated fair value of $511.

Restricted Stock

The following table summarizes restricted stock activity during the three months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	152,460	$0.51
Granted	177,500	$15.48
Vested	(29,057)	$14.13
Cancelled	(750)	$13.76

Unvested at June 30, 2008	300,153	$13.82

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The shares typically vest ratably over a four year period from the date of issuance, with certain exceptions. The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records the proceeds received for unvested shares in accrued expenses. The amount is amortized into additional paid-in capital as the shares vest. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. For restricted stock at June 30, 2008, the Company had $3,511 of stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.4 years.

10. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.  The Company has recorded a deferred tax provision for $73 and $158, respectively, related to tax deductible goodwill for the three and six months ended June 30, 2008.  Amounts due to various states for excise taxes are included in general and administrative expense and accrued expenses and other current liabilities as of June 30, 2008 and December 31, 2007.

11. Related Party Transactions

Deferred Acquisition Payments

On June 1, 2005, the Company acquired all of the outstanding membership interests in PPDR from the sole member of PPDR (the Sole Member) in a purchase business combination pursuant to a purchase agreement (the Purchase Agreement). Under the Purchase Agreement, the Company was required to (i) make fixed payments of $5,925 and (ii) issue 303,001 shares of the Company’s common stock to the Sole Member. As part of the Purchase Agreement, the Company acquired a demand response contract that contained a one-year option to extend, as of May 31, 2008, at the sole discretion of a certain customer. If exercised, the Company would have been obligated to make an additional payment of $2,366 and issue an additional 28,287 shares of the Company’s common stock in connection with the Purchase Agreement. In February 2008, the customer informed the Company that it elected not to exercise the one-year option to extend; therefore, no additional payments, including the contingent consideration of $2,247, or shares will be due to the Sole Member. This amount had been recorded as a liability at December 31, 2007 and was reversed, along with a corresponding reduction to intangible assets during the first quarter of 2008.

In June 2008, the Company made a final payment of $348 and issued 44,260 shares of common stock to the Sole Member, which reduced the liability to zero.

12. Industry Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment.

During the three and six months ended June 30, 2008 and 2007, respectively, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended June 30,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Customer 1	$8,411	35.5%	$6,223	51.8%
Customer 2	4,646	19.6%	3,276	27.3%
Customer 3	6,640	28.0%	409	3.4%

Total	$19,697	83.1%	$9,908	82.5%

	Six Months Ended June 30,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Customer 1	$19,495	46.1%	$13,530	61.5%
Customer 2	8,632	20.4%	5,365	24.4%
Customer 3	7,514	17.8%	477	2.2%

Total	$35,641	84.3%	$19,372	88.1%

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company, several of its officers and directors, and certain of the underwriters from the Company’s November 2007 follow-on public offering of its common stock. The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint is currently due on September 12, 2008. The plaintiffs in the class actions claim to represent those persons who purchased shares of the Company’s common stock from November 1, 2007 through February 27, 2008 and/or those persons who purchased shares of the Company’s common stock in connection with its follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The class action complaints allege various claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

In addition, on May 14, 2008, a complaint was filed derivatively on behalf of the Company in the United States District Court for the District of Massachusetts against several of the Company’s officers and directors and certain of the underwriters from the Company’s follow-on public offering.  The derivative complaint alleges various common law and equitable claims, including breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings, press releases and other public statements from November 1, 2007 to May 14, 2008.  The derivative plaintiff seeks, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may deem proper.  On August 12, 2008, the Court stayed the Company’s obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ anticipated motion to dismiss the amended consolidated class action complaint.

The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the class action and derivative suit complaints, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

14. Subsequent Events

On August 5, 2008, the Company and one of its subsidiaries entered into a $35 million secured revolving credit and term loan facility with a bank, under which the bank will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account.  The interest on loans under the Company’s credit facility will accrue at interest rates based upon either the bank’s prime rate or LIBOR, at the Company’s election. The Company’s obligations under this credit facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property.  This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock,  consolidate or merge with other entities, or suffer a change in control.  In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the credit facility may be accelerated.  This credit facility replaced the Company’s credit facility with Bluecrest Capital, L.P that existed as of June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of these terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our contracted revenues, results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading developer and provider of clean and intelligent energy solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand and create a lower risk and more environmentally sound alternative to building additional power plants and transmission lines. Grid operators and utilities pay us a stream of recurring cash flows for managing demand response capacity that we share with participating end-use customers. We receive most of our revenues from grid operators and utilities, and we make payments to end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon. In doing so, we establish a base of installed users for an expanding portfolio of our technology-enabled energy management solutions.

Our customer base has grown from 19 commercial, institutional and industrial customers with 70 sites in our network as of December 31, 2004 to 1,252 end-use customers for our demand response solutions with 3,067 sites in our demand response network as of June 30, 2008. The demand response capacity we manage through our network has grown from 10 megawatts, or MW, as of December 31, 2004 to 1,643 MW as of June 30, 2008.  We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $55.3 million from inception to June 30, 2008. Our net losses were $10.4 million and $21.4 million, respectively, for the three and six months ended June 30, 2008.

Significant Recent Developments

In May 2008, we acquired 100% of the membership interests of South River Consulting, LLC, or SRC, an energy procurement and risk management services provider, for a purchase price equal to approximately $5.5 million, which consisted of approximately $3.6 million in cash, $0.2 million of acquisition related expenses, and 120,000 shares of our common stock that had an aggregate value of approximately $1.75 million as of the closing date, plus certain earn-out payments contingent on SRC attaining specific revenue and gross margin targets over a 24-month period. The acquisition of SRC strengthens our position in a growing energy procurement services market and provides a local presence for us in the PJM Interconnection, or PJM, service region.

 In June 2008, Arthur W. Coviello, Jr. was elected to serve as a member of our board of directors.  In addition, Mr. Coviello was appointed to the audit committee of our board of directors.

On August 5, 2008, we and a subsidiary of ours entered into a $35 million secured revolving credit and term loan facility with Silicon Valley Bank, which provides for, among other things,  revolving credit and term loan advances and letters of credit for our account. Our obligations under this credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. This credit facility replaced our credit facility with Bluecrest Capital, L.P. that existed as of June 30, 2008.

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

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, in all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, services have been provided, the fee is fixed or determinable, and we deem collection to be probable. As program rules may differ for each contract and/or region where we operate, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. In accordance with SAB No. 104, we recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the agreement or at the end of the service delivery period. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, revenues become fixed or determinable and are recognized over the delivery service period. Under certain contracts and programs rules, if our verified capacity is below the previously verified amount, the customer will reduce future payments based on the adjusted verified capacity amounts. Revenues recognized between demand response events or tests are not subject to customer refund.  Under certain contracts and programs, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program.  In these cases, we record revenue over the mandatory performance obligation period, and a portion of the revenue is recorded and accrued as unbilled revenue because the revenue has been earned but is not billable.

As of June 30, 2008, we had 1,643 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to 1,643 MW of demand response capacity. In most of the markets in which we originally focused our growth, we generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM forward capacity market, which is a market in which we materially increased our participation during the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues. Because PJM operates on a June to May fiscal year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average lag time in our portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW.

Contracted revenues represent our estimate of total payments that we currently expect to earn in connection with providing demand response solutions to grid operators and utilities over the course of long-term contracts and pursuant to open market bidding programs, as well as providing energy management solutions to our commercial, institutional and industrial end-use customers. In July 2008, we announced that we had surpassed $500 million in contracted revenues. We currently expect approximately 90% of this contracted revenue to be earned by May 31, 2012 and the remainder to be earned through 2018. Approximately 10% of the contracted revenue referenced in this paragraph relates to contracts that we entered into with utility customers that are currently subject to regulatory approval.  For a discussion of the risks and uncertainties regarding our contracted revenues, please see the section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Revenues generated from two fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 35.5% and 51.8%, respectively, of our total revenues in each of the three months ended June 30, 2008 and June 30, 2007. For the six months ended June 30, 2008 and June 30, 2007, this customer accounted for 46.1% and 61.5%, respectively, of our total revenues.

Specifically, an aggregate of 4.0% and 5.8%, respectively, of our total revenues for the three and six months ended June 30, 2008 were generated under two fixed price contracts with ISO-NE, both of which expired on May 31, 2008.  In addition, 19.6% and 27.3%, respectively, of our total revenues for the three months ended June 30, 2008 and June 30, 2007 were generated under a fixed price contract with The Connecticut Light and Power Company, or CL&P, which expires on December 31, 2008.  For the six months ended June 30, 2008 and June 30, 2007, this customer accounted for 20.4% and 24.4%, respectively, of our total revenues.  Although we entered into a new 170 MW fixed price contract with CL&P in February 2008, which we expected to partially offset the impact of the expiration of our fixed price contracts with ISO-NE and CL&P on our revenues, this new contract was denied regulatory approval by the Connecticut Department of Public Utility Control, or the DPUC, in April 2008.  We intend to enroll a significant portion of the MW represented by our fixed price contracts with ISO-NE and CL&P in other available demand response programs, which other programs could provide significantly lower capacity payments than our expired or expiring fixed price contracts with ISO-NE and CL&P. For example, capacity payments currently available under ISO-NE’s Real-Time Demand Response program are significantly lower than the capacity payments available under these fixed price contracts.

During the three and six months ended June 30, 2008, revenues generated from open market sales to PJM, a grid operator customer, accounted for 28.0% and 17.8%, respectively, of our total revenues.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from eight employees at December 31, 2003 to 314 employees at June 30, 2008. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities. We expect annual selling and marketing expenses to decrease as a percentage of total annual revenues as we leverage our current sales and marketing personnel.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During the three and six months ended June 30, 2008, we capitalized $0.7 million of software and development costs in accordance with SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at June 30, 2008. During the three and six months ended June 30, 2007, we capitalized software and development costs of $0.3 million and $0.7 million, respectively. We intend to continue to invest in our research and development efforts. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three and six months ended June 30, 2008, we recorded expenses of approximately $2.7 million and $4.9 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through June 30, 2008, a future expense of non-vested options of approximately $23.4 million is expected to be recognized over a weighted average period of 3.0 years and a future expense of restricted stock awards of approximately $3.5 million is expected to be recognized over a weighted average period of 3.4 years.

Interest and Other Income

Interest and other income consist primarily of interest income earned on cash balances and other non-operating income. We historically have invested our cash in money market funds, municipal bonds and auction rate securities.

Interest Expense

Interest expense consists of interest on our debt facilities.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Percentage Change
Revenues:
Demand response solutions	$21,868	$11,910	83.6%
Energy management solutions	1,818	105	1631.4%
Total revenues	$23,686	$12,015	97.1%

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Percentage Change
Revenues:
Demand response solutions	$39,476	$21,514	83.5%
Energy management solutions	2,822	473	496.6%
Total revenues	$42,298	$21,987	92.4%

Demand Response Solutions Revenues

During our first year of participation in the PJM Emergency Load Response Program, or the ELRP, which extended from June 2007 through May 2008, and in accordance with accounting principles generally accepted in the United States, or GAAP, and SAB 104, we recognized capacity-based revenue from the ELRP over a twelve-month period due to our lack of operating experience in the ELRP.  Beginning with the new PJM fiscal year in June 2008, we recognize capacity-based revenue from the ELRP over its delivery period of June through September, consistent with GAAP, SAB 104 and how we recognize capacity-based revenue in other demand response programs.  As a result, during the three and six months ended June 30, 2008, we were able to recognize additional revenue of approximately $3.8 million, approximately $3.3 million of which was attributable to new megawatts enrolled in the ELRP in June 2008. We continue to recognize energy-based revenue from the ELRP during the month in which the energy is delivered.  The remaining increase in demand response solutions revenues of approximately $6.1 million and $14.1 million, respectively, during the three and six months ended June 30, 2008 was due to an increase in our MW under management in all operating regions and the enrollment of new end-use customers in our demand response programs.

Energy Management Solutions Revenues

During the three and six months ended June 30, 2008, the increase in our energy management solutions revenues compared to the same period in 2007 was primarily due to our acquisition of Mdenergy, LLC, or MDE, an energy procurement services provider, our acquisition of SRC, an energy procurement and risk management services provider, and to end-use customers continuing to utilize our energy procurement services offering, under which offering we evaluate our end-use customers’ energy purchasing needs and assist them in procuring more cost effective electricity. During the three and six months ended June 30, 2008, we also received revenues from our demand response audits, pursuant to which we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand.

We currently expect our revenues to increase in 2008 compared to 2007 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities. In February 2008, ISO-NE notified us that it will not extend our two fixed price contracts representing approximately 80 MW that expired on May 31, 2008. In February 2008, we entered into a new 170 MW fixed price contract with CL&P, which we expected to partially offset the impact of the expiration of these ISO-NE contracts and our fixed price contract with CL&P, which represents approximately 110 MW and which expires on December 31, 2008, on our revenues. However, on April 2, 2008, we were notified by the DPUC that this new contract was denied regulatory approval.  We intend to enroll a significant portion of the MW represented by our fixed price contracts with ISO-NE and CL&P in other available demand response programs, which other programs could provide significantly lower capacity payments than our expired or expiring fixed price contracts with ISO-NE and CL&P. As a result, our revenues may be significantly and adversely affected.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

Three Months Ended June 30,
2008		2007
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$8,871	37.5%	$4,105	34.2%

Six Months Ended June 30,
2008		2007
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$15,341	36.3%	$7,013	31.9%

Our gross profit increased during the three and six months ended June 30, 2008 when compared to the same periods in 2007 primarily due to our continued growth and more favorable contract terms with our commercial, institutional and industrial customers. In 2008, we expect our gross margin percentage to increase as we seek to sell higher gross margin energy management solutions to our existing demand response customers and seek to achieve more favorable contract terms with our commercial, institutional and industrial customers.

As discussed  under “Revenues” above and in connection with our increased participation in the PJM ELRP, as a result of recognizing capacity-based revenue over the four month delivery period of June through September, we recognized additional gross profit of approximately $1.3 million during the three and six months ended June 30, 2008.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Percentage Change
Operating Expenses:
Selling and marketing expenses	$6,914	$4,372	58.1%
General and administrative expenses	11,657	7,907	47.4%
Research and development expenses	921	498	84.9%
Total	$19,492	$12,777	52.6%

	Six Months Ended June 30,
	2008	2007	Percentage Change
Operating Expenses:
Selling and marketing expenses	$12,740	$7,478	70.4%
General and administrative expenses	22,488	11,337	98.4%
Research and development expenses	2,432	839	189.9%
Total	$37,660	$19,654	91.6%

Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 161 employees at June 30, 2007 to 314 employees at June 30, 2008. In 2008, we expect to increase our headcount by approximately 45% to 50% over headcount at the end of 2007, when we had 253 employees, and we expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Selling and Marketing Expenses

The increase in selling and marketing expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $2.6 million for the three months ended June 30, 2007 to $5.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, employee related costs were $9.9 million compared to $4.2 million for the same period in 2007.  During the three and six months ended June 30, 2008 and in connection with our revised sales commission policy, selling and marketing expenses related to the payment of up-front commission fees to certain of our selling and marketing employees decreased as compared to the same periods in 2007, which decrease was offset by an increase in the number of selling and marketing employees and an increase in the base salaries of certain of these employees.  The number of selling and marketing employees increased from 59 at June 30, 2007 to 105 at June 30, 2008. Stock-based compensation expense related to selling and marketing employees for the three months ended June 30, 2008 increased to $0.9 million compared to $0.4 million for the same period in 2007.  For the six months ended June 30, 2008, stock-based compensation expense related to selling and marketing employees was $1.8 million, compared to $0.7 million for the same period in 2007.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $2.5 million for the three months ended June 30, 2007 to $5.5 million for the three months ended June 30, 2008, as well as to greater costs associated with being a public company. For the six months ended June 30, 2008, employee related costs were $10.6 million compared to $4.0 million for the same period in 2007. The number of general and administrative employees, including employees in our operations group, increased from 81 at June 30, 2007 to 170 at June 30, 2008. Stock-based compensation expense related to general and administrative employees for the three months ended June 30, 2008 was $1.6 million compared to $3.3 million for the same period in 2007.  For the six months ended June 30, 2008, stock-based compensation expense related to general and administrative employees was $2.8 million, compared to $3.5 million for the same period in 2007.  Included within the 2007 stock-based compensation amounts is $2.3 million in compensation expense associated with a grant that we made to certain of our executives which was recognized in full as compensation expense during these respective periods.

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee related costs, excluding stock based compensation, from $0.4 million for the three months ended June 30, 2007 to $0.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, employee related costs were $1.9 compared to $0.7 million for the same period in 2007. The number of research and development employees increased from 21 at June 30, 2007 to 39 at June 30, 2008. Stock-based compensation expense related to research and development employees for the three months ended June 30, 2008 and 2007 was $0.1 million for both periods.  For the six months ended June 30, 2008, stock-based compensation expense related to research and development employees was $0.3 million, compared to $0.1 million for the same period in 2007.  The increase in research and development expenses for the three and six months ended June 30, 2008 was slightly offset by capitalized software and development costs of $0.7 million.

Interest and Other Income (Expense), Net

Net interest and other income was $0.3 million for the three months ended June 30, 2008, compared to net interest and other expense of $0.5 million for the three months ended June 30, 2007.  Net interest and other income was $1.0 million for the six months ended June 30, 2008, compared to net interest and other expense of $0.6 million for the six months ended June 30, 2007.

Interest and other income in the three months ended June 30, 2008 was $0.5 million as compared to $0.6 million at June 30, 2007.  The decrease was primarily due to a change in the mix of investment vehicles.  For the six months ended June 30, 2008, interest and other income was $1.5 million compared to $0.8 million for the six months ended June 30, 2007.  This increase was due to investment of our initial public offering, or IPO, and follow-on offering proceeds over the period.

Interest expense for the three months ended June 30, 2008 was $0.2 million compared to $0.1 million for the same period in 2007.  For the six months ended June 30, 2008, interest and other income was $0.5 million compared to $0.2 million for the six months ended June 30, 2007.  The increases were primarily due to a higher average outstanding debt balance during both the three and six months ended June 30, 2008. In addition, for the three and six months ended June 30, 2007, we capitalized interest related to construction in progress projects totaling approximately $0.3 million and $0.7 million, respectively.

Income Taxes

We had a provision for income taxes of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2008.  There was no provision for the three and six months ended June 20, 2007. The provision for the three and six months ended June 30, 2008 relates to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2008.

Liquidity and Capital Resources

Overview

Revenues generated from two fixed price contracts with, and open market sales to, ISO-NE accounted for 35.5% and 46.1%, respectively, of our total revenues for the three and six months ended June 30, 2008.  For the three and six months ended June 30, 2007, these amounts accounted for 51.8% and 61.5%, respectively. Specifically, an aggregate of 4.0% and 5.8%, respectively, of our total revenues for the three and six months ended June 30, 2008 were generated under two fixed price contracts with ISO-NE, both of which expired on May 31, 2008.  In addition, 19.6% and 27.3%, respectively, of our total revenues for the three months ended June 30, 2008 and June 30, 2007 were generated under a fixed price contract with CL&P, which expires on December 31, 2008. For the six months ended June 30, 2008 and June 30, 2007, CL&P accounted for 20.4% and 24.4%, respectively, of our total revenues. We do not currently expect the expiration of our fixed price contracts with ISO-NE and CL&P to have a material impact on our liquidity.

As of June 30, 2008, we had cash, cash equivalents, and marketable securities totaling $65.7 million, of which $62.3 million represented cash and cash equivalents, a decrease of $20.0 million from the December 31, 2007 balance of $85.7 million.  This decrease includes the effect of posting $10.0 million of financial assurances to satisfy certain demand response market requirements.  As of June 30, 2008, we had restricted cash of $2.5 million and financial assurance deposits of $7.8 million, totaling $10.3 million compared to $17.5 million as of December 31, 2007, a decrease of $7.1 million primarily due to the release of deposits during the second quarter of 2008.  As we fulfill our obligations and enroll capacity in certain markets, a portion or all of these deposits will be released.  We believe that our existing cash and cash equivalents and marketable securities at June 30, 2008, our anticipated net cash flows from operating activities and amounts available under our credit facility will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 24 months.

Contracted revenues represent our estimate of total payments that we currently expect to earn in connection with providing demand response solutions to grid operators and utilities over the course of long-term contracts and pursuant to open market bidding programs, as well as providing energy management solutions to our commercial, institutional and industrial end-use customers.  In July 2008, we announced that we had surpassed approximately $500 million in contracted revenues. We currently expect approximately 90% of this contracted revenue to be earned by May 31, 2012 and the remainder to be earned through 2018.  Approximately 10% of the contracted revenue referenced in this paragraph relates to contracts that we entered into with utility customers that are currently subject to regulatory approval. For a discussion of the risks and uncertainties regarding our contracted revenues, please see the section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our investments in securities include auction-rate securities, or ARS, and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheet. Our holdings of ARS as of June 30, 2008 and December 31, 2007 were $2.9 million and $5.6 million, respectively.

As of June 30, 2008, we had $2.9 million par value ARS that were subject to failed auctions, and none of the ARS succeeded in an auction during the six months ended June 30, 2008 or subsequent to June 30, 2008.  As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that we will be able to liquidate the investments at par within a reasonable time period, and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as current assets in our condensed consolidated balance sheet as of June 30, 2008 based on our current expectations regarding liquidity.  If in the future we no longer believe that we will be able to liquidate these securities within one year, the investments may need to be reclassified as long-term assets or may require a write down to fair value based on future market conditions.

We are contingently liable under unused letters of credit. Included in the June 30, 2008 and December 31, 2007 restricted cash balances are amounts used to collateralize unused letters of credit in the amount of $2.5 million and $3.0 million, respectively.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,
	2008	2007

Cash flows used in operating activities	$(10,629)	$(3,191)
Cash flows provided by (used in) investing activities	3,589	(13,216)
Cash flows (used in) provided by financing activities	(871)	106,850
Net (decrease) increase in cash and cash equivalents	$(7,911)	$90,443

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

 Cash used in operating activities in the six months ended June 30, 2008 was $10.6 million and consisted of a $21.4 million net loss offset by approximately $1.5 million of net cash provided for working capital purposes and other activities and by $9.4 million of non-cash items, consisting primarily of depreciation and amortization, interest expense, deferred tax liability and stock-based compensation charges. Cash used for working capital and other activities primarily reflected a $4.0 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, an increase of $2.5 million in accounts payable an accrued expenses, an increase of $0.7 million in payroll and related expenses, an increase of $0.1 million in other noncurrent liabilities and a $0.3 million decrease in trade accounts receivable. These amounts were partially offset by an increase of $3.8 million in unbilled revenue relating to the PJM demand response market, a decrease of $1.5 million in deferred revenues, and an increase of $0.8 million in prepaid and other assets.

Cash used in operating activities in the six months ended June 30, 2007 was $3.2 million and consisted of a $12.0 million net loss partially offset by $2.4 million of net cash provided by working capital and other activities and by $6.4 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges. Cash provided by working capital and other activities primarily reflected a $3.0 million increase in accounts payable and accrued expenses as our operations continued to grow, an increase in accrued capacity payments of $2.1 million, an increase of $1.2 million in deferred revenues and an increase of $1.0 million in accrued payroll and related expenses.  These amounts were offset by a $3.6 million increase in accounts receivable attributable to the significant increase in revenues, a $0.6 million increase in prepaid and other noncurrent assets and an increase in deferred cost of sales of $0.7 million.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities was $3.6 million for the six months ended June 30, 2008. For the six months ended June 30, 2008, purchases of available-for-sale securities were approximately $10.6 million and sales of available-for-sale maturities were $22.7 million.  Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, the cash portion earn-out for our acquisition of MDE of $3.4 million, and $3.8 million of the cash used for the acquisition of SRC. During the six months ended June 30, 2008, we decreased our restricted cash and deposits for customer programs by $7.1 million.  During the six months ended June 30, 2008, we incurred $8.1 million in capital expenditures primarily related to office equipment, demand response equipment and other miscellaneous expenditures.

For the six months ended June 30, 2007, cash used in investing activities was $13.2 million. Our principal cash investments during this period related to purchases of equipment, furniture and fixtures, the cash portion of the purchase price for our acquisition of all the membership interests of Pinpoint Power DR, and installation services used to build out and expand our demand response programs.

Cash Flows (Used in) Provided by Financing Activities

Cash flows used in financing activities were $0.9 million for the six months ended June 30, 2008. Cash flows provided by financing activities were $106.9 million for the six months ended June 30, 2007. Cash flows (used in) provided by financing activities consisted of the following:

Equity Financing Activities

During the six months ended June 30, 2007, we increased our restricted cash by $2.0 million.

In January 2007, we raised $10.0 million of proceeds through sales of our Series C Convertible Preferred Stock.

In February 2007, we repurchased 104,393 shares of our common stock for $0.4 million.

In May 2007, we completed an IPO of 4,312,500 shares of common stock at a price of $26.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 562,500 shares and the sale of 225,000 shares by certain of our stockholders. Net proceeds to us from the offering were approximately $95.2 million.

In addition, we received approximately $0.3 million and $84,000, respectively, from exercises of common stock options during the six months ended June 30, 2008 and June 30, 2007.

Credit Facility Borrowings

During the six months ended June 30, 2008, we made scheduled payments on our outstanding debt and capital lease obligations of $1.2 million.  During the six months ended June 30, 2007, we borrowed $2.5 million under our loan and security agreement and made scheduled payments on our outstanding debt and capital lease obligations of $0.5 million.

On August 5, 2008, we and a subsidiary of ours entered into a $35 million secured revolving credit and term facility with Silicon Valley Bank, which provides for, among other things, revolving credit and term loan advances and letters of credit for our account. This credit facility replaced our credit facility with Bluecrest Capital, L.P. that existed as of June 30, 2008.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $8.1 million and $10.8 million, respectively, for the six months ended June 30, 2008 and 2007.

Contractual Obligations

In June 2008, we entered into a sublease agreement pursuant to which we leased approximately 8,766 square feet of space located in San Francisco, California.  We will incur operating lease obligations of approximately $0.2 million, $0.3 million, $0.4 million, $0.4 million and $0.2 million, respectively, in 2008, 2009, 2010, 2011 and 2012 under this sublease agreement.

Other than as set forth above, as of June 30, 2008, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008, has not materially changed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit issued in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.  There have been no material changes to these estimates during the three months ended June 30, 2008.  For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of June 30, 2008, all of our $4.9 million of outstanding debt was at fixed interest rates; therefore, there was no significant impact from changes in interest rates.

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

Our investments in securities include ARS and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheet. Our holdings of ARS as of June 30, 2008 and December 31, 2007 were $2.9 million and $5.6 million, respectively.

As of June 30, 2008, we had $2.9 million par value ARS that were subject to failed auctions, and none of the ARS succeeded in an auction during the six months ended June 30, 2008 or subsequent to June 30, 2008.  As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction is set to occur.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that we will be able to liquidate the investments at par within a reasonable time period, and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The investments were classified as current assets in our condensed consolidated balance sheet as of June 30, 2008 based on our current expectations regarding liquidity.  However, the investments may need to be reclassified as long-term assets in the future or may require a write down to fair value based on future market conditions if the liquidity of the investments does not improve.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, several of our officers and directors and certain of the underwriters from the November 2007 follow-on public offering of our common stock. The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint is currently due on September 12, 2008. The plaintiffs in the class actions claim to represent those persons who purchased shares of our common stock from November 1, 2007 through February 27, 2008 and/or those persons who purchased shares of our common stock in connection with our follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings, press releases and other public statements. The class action complaints allege various claims under the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action complaints seek, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper.

In addition, on May 14, 2008, a complaint was filed derivatively on our behalf in the United States District Court for the District of Massachusetts against several of our officers and directors and certain of the underwriters from our follow-on public offering.  The derivative complaint alleges various common law and equitable claims, including breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings, press releases and other public statements from November 1, 2007 to May 14, 2008.  The derivative plaintiff seeks, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may deem proper. On August 12, 2008, the Court stayed our obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ anticipated motion to dismiss the amended consolidated class action complaint.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the class action and derivative suit complaints, and we will pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, other than changes set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and the addition of a risk factor entitled “We may not receive the revenues anticipated by our long-term contracts, open market bidding programs and/or our provision of energy management solutions, which may result in actual revenues earned in future periods differing from management’s current estimate of contracted revenues to be earned” to reflect recent developments in our growth strategy.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

We may not receive the revenues anticipated by our long-term contracts, open market bidding programs and/or our provision of energy management solutions, which may result in actual revenues earned in future periods differing from management’s current estimate of contracted revenues to be earned.

Contracted revenues represent our estimate of total payments that we currently expect to earn in connection with providing demand response solutions to grid operators and utilities over the course of long-term contracts and pursuant to open market bidding programs, as well as providing energy management solutions to our commercial, institutional and industrial end-use customers.  Our estimated contracted revenues from these long-term contracts, open market bidding programs and our provision of energy management solutions are based on contractual terms, open market bidding program rules and a number of assumptions, including:

•                  our ability to provide our utility and grid operator customers the capacity that we have committed to provide under long-term contracts and pursuant to open market bidding programs;

•                  our contracts with utility and grid operator customers, and commercial, institutional and industrial end-use customers not being terminated, modified or delayed or becoming subject to governmental regulation that could materially and adversely affect our interests;

•                  the rules and assumed pricing of the various open market bidding programs in which we participate remaining unchanged in all material respects;

•                  the rate of termination of our commercial, institutional and industrial end-use customers under our long-term contracts remaining consistent with our historical average;

•                  the electricity consumption of our commercial, institutional and industrial end-use customers remaining consistent with historical use throughout the term of our contracts with such customers; and

•                  our ability to obtain regulatory approval for our long-term contracts with certain utility customers.

Any differences in these assumptions, other factors and our actual experiences may result in actual revenues earned in future periods being significantly lower than management’s current estimate of contracted revenues to be earned and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)      Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended June 30, 2008:

(i)      On June 1, 2008, in connection with our acquisition of 100% of the membership interests of Pinpoint Power DR, LLC, we issued 44,260 shares of our common stock to Thomas E. Atkins.

(ii)     On May 1, 2008, in connection with the acquisition of 100% of the membership interests of SRC, we issued 120,000 shares of our common stock.

The issuance of securities described in (i) and (ii) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

(b)      Use of Proceeds

We registered shares of our common stock in connection with our IPO under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  Through June 30, 2008, approximately $11.9 million of the proceeds from our IPO have been used to fund the operations of our business and for general corporate purposes, approximately $14.3 million have been used to purchase and install equipment, approximately $1.9 have been used to repay indebtedness and approximately $8.2 million have been used to fund acquisitions and make payments outstanding on prior acquisitions. As of June 30, 2008, $10.3 million was posted as financial assurance deposits and letter of credit collateral.  The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b).

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on Friday, May 9, 2008, in Boston, Massachusetts, at which the following matters were submitted to a vote of the stockholders:

(a)

Votes regarding the election of the person named below as a class I member to the board of directors for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal were as follows:

	For	Withheld
Adam Grosser	16,309,729	293,087

(b)	Votes regarding ratification of the appointment of the accounting firm of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year were as follows:

For	Against	Abstentions
16,578,615	12,278	11,922

Item 6.  Exhibits.

10.1	Sub-Sublease Agreement by and between Prosodie Interactive California and EnerNOC, Inc., dated May 30, 2008.

10.2@	Form of Restricted Stock Unit Agreement under the EnerNOC, Inc. 2007 Employee, Director and Consultant Stock Plan.

10.3@	EnerNOC, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 @ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: August 13, 2008	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: August 13, 2008	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Number	Description of Exhibit
10.1	Sub-Sublease Agreement by and between Prosodie Interactive California and EnerNOC, Inc., dated May 30, 2008.

10.2@	Form of Restricted Stock Unit Agreement under the EnerNOC, Inc. 2007 Employee, Director and Consultant Stock Plan.

10.3@	EnerNOC, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@ Management contract, compensatory plan or arrangement.