Form 10-Q
period 2008-09-30
ENERNOC INC
filed 2008-11-13
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

75 Federal Street
Suite 300
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 224-9900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐    No      ☒

There were 20,250,743 shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 10, 2008.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53,268	$70,242
Restricted cash	—	1,248
Marketable securities	4,900	15,500
Trade accounts receivable, net allowance for doubtful accounts of $55 and $368	15,536	10,134
Unbilled revenue	18,643	—
Deposits, current	617	1,955
Prepaid expenses and other current assets	1,861	2,315

Total current assets	94,825	101,394
Property and equipment, net	28,451	23,195
Goodwill and other intangible assets, net	18,701	16,421
Restricted cash-non current	1,894	1,770
Deposits, non-current	8,293	12,496
Other assets	121	308

Total assets	$152,285	$155,584

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,530	$2,112
Accrued capacity payments	24,678	9,069
Deferred related-party acquisition payments	—	431
Accrued payroll and related expenses	8,010	4,902
Accrued Mdenergy, LLC earn-out	—	3,357
Accrued expenses and other current liabilities	3,331	1,586
Deferred revenue	234	2,403
Contingent consideration payable	—	2,247
Current portion of long-term debt	45	2,451

Total current liabilities	37,828	28,558
Long-term liabilities
Long-term debt, net of current portion	4,529	3,640
Deferred tax liability	280	100
Other liabilities	1,318	869

Total long-term liabilities	6,127	4,609
Commitments and contingencies (Note 8 and Note 13)	—	—

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,073,232 and 19,180,504 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20	19
Additional paid-in capital	166,658	156,250
Accumulated deficit	(58,348)	(33,852)

Total stockholders’ equity	108,330	122,417

Total liabilities and stockholders’ equity	$152,285	$155,584

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues	$44,152	$19,139	$86,450	$41,126
Cost of revenues	25,792	11,258	52,748	26,232
Gross profit	18,360	7,881	33,702	14,894

Operating expenses:
Selling and marketing expenses	8,202	4,362	20,949	11,840
General and administrative expenses	11,736	6,699	34,217	18,036
Research and development expenses	1,195	985	3,627	1,824
Total operating expenses	21,133	12,046	58,793	31,700
Loss from operations	(2,773)	(4,165)	(25,091)	(16,806)

Interest and other income	319	1,709	1,843	2,537
Interest expense	(584)	(69)	(1,068)	(276)

Loss before income tax expense	(3,038)	(2,525)	(24,316)	(14,545)
Provision for income tax expense	(22)	—	(180)	—

Net loss	$(3,060)	$(2,525)	$(24,496)	$(14,545)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(1.26)	$(1.30)

Weighted average number of basic and diluted shares	19,606,287	18,153,491	19,406,811	11,214,704

See accompanying notes.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(24,496)	$(14,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,601	1,880
Amortization of intangibles	853	1,658
Stock-based compensation expense	7,390	5,759
Impairment of equipment	288	—
Deferred tax liability	180	—
Non-cash interest expense	505	131
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(5,270)	(7,576)
Deferred revenue	(2,169)	1,722
Unbilled revenue	(18,643)	—
Prepaid expenses and other current assets	507	(530)
Other noncurrent assets	(318)	(1,174)
Other noncurrent liabilities	449	(1,295)
Accrued capacity payments	15,609	4,543
Accrued payroll and related expenses	3,969	1,338
Accounts payable and accrued expenses	1,063	1,498

Net cash used in operating activities	(14,482)	(6,591)

Cash flows from investing activities
Purchase of marketable securities	(12,142)	(15,000)
Sales and maturities of marketable securities	22,742	2,400
Purchase of South River Consulting, LLC	(3,777)	—
Purchase of Mdenergy, LLC	(3,357)	(3,362)
Purchase of Pinpoint Power DR LLC	(389)	(1,470)
Purchases of property and equipment	(11,086)	(15,656)
Increase (decrease) in restricted cash and deposits for customer programs	6,665	(2,033)

Net cash used in investing activities	(1,344)	(35,121)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	95,159
Proceeds from exercises of stock options	368	105
Proceeds from borrowing	4,352	2,500
Repayment of borrowings and payments under capital leases	(5,868)	(1,041)
Proceeds from the issuance of preferred stock, net of issuance costs	—	9,990
Repurchase of treasury stock	—	(395)

Net cash (used in) provided by financing activities	(1,148)	106,318

Net change in cash and cash equivalents	(16,974)	64,606
Cash and cash equivalents at beginning of period	70,242	9,184

Cash and cash equivalents at end of period	$53,268	$73,790

Supplemental disclosure of cash flow information

Non-cash financing and investing activities

Issuance of common stock in connection with the acquisition of South River Consulting, LLC	$1,747	$—

Deferred related party stock issuance for Pinpoint Power DR LLC	$44	$66

Conversion and net exercise into common stock of preferred stock warrant	$—	$606

Issuance of common stock as bonus payments	$844	$—

Issuance of common stock to a related party	$—	$395

Accretion of preferred stock issuance costs	$—	$216

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

Basis of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Intercompany transactions and balances are eliminated upon consolidation. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2008 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC) on March 28, 2008.

Unbilled Revenue

A significant portion of the Company’s revenue is derived from long-term contracts and open market bidding programs with grid operators and utilities pursuant to which a monthly capacity payment is made to the Company for agreeing to provide relief in the form of curtailment of energy usage during times of high energy demand.  The Company records these payments as revenue over the period during which the Company is required to perform under these contracts and programs.  Under certain contracts and programs, the period during which the Company is obligated to perform may be shorter than the period over which it receives payments under that contract or program.  In these cases, the Company records revenue over the mandatory performance obligation period, and a portion of the revenue that has been earned is recorded and accrued as unbilled revenue.  As of September 30, 2008, the Company had unbilled revenue of $18,643.

2. Acquisitions

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date.  In addition to the amounts paid at closing, the Company may be obligated to pay to the former holders of SRC membership interests an earnout amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010. The earnout payments will be based on the achievement of certain minimum revenue-based milestones of

SRC and will be paid in a combination of cash and shares of the Company’s common stock. The acquisition of SRC strengthens the Company’s position in a growing energy procurement services market and provides a local presence for the Company in the PJM Interconnection service region.

The SRC acquisition has been accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The closing of the SRC acquisition was on May 1, 2008, and as such, the Company’s consolidated financial statements reflect SRC’s results of operations from that date forward.

The aggregate purchase price of $5,524 consists of the following:

Cash	$3,603
Common stock	1,747
Acquisition related expenses	174
Total purchase price	$5,524

The aggregate purchase price has been allocated to the acquired assets based on their fair values as determined by the Company as follows:

Total purchase price	$5,524
Accounts receivable	132
Prepaids and other current assets	53
Customer contracts	2,230
Property and equipment	59
Employment agreements	80
Accrued expenses	(40)
Accounts payable	(60)
Net assets acquired	2,454
Excess purchase price over the fair value of assets acquired	$3,070

The financial information above reflects the preliminary allocation of the purchase price.  During the three months ended September 30, 2008, the Company allocated an additional $1,520 to customer contracts which had previously been recorded as goodwill as of June 30, 2008.  In addition to the amounts paid at closing, the Company may be obligated to pay the former holders of SRC membership interests an earnout payment, as described above. These amounts will be assessed if additional purchase price is deemed probable. The customer contracts will be amortized over a period of ten years, and the employment agreements will be amortized over a period of three years.

Mdenergy, LLC

In September 2007, the Company acquired all of the outstanding membership interests of Mdenergy, LLC (MDE), an energy procurement service provider, pursuant to the terms of a merger agreement. The total purchase price paid by the Company at closing was approximately $7,900, of which $3,501 was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of the Company’s common stock.

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

Supplemental Information

The following unaudited pro forma combined financial information is presented for comparative purposes for the three and nine months ended September 30, 2008 and September 30, 2007 and gives effect to certain adjustments, including amortization of the definite life intangible assets as if the acquisitions occurred on January 1, 2007. The information below is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$44,152	$20,342	$87,312	$44,880
Net loss	$(3,060)	$(2,424)	$(24,567)	$(14,009)
Pro forma net loss per share – basic and diluted	$(0.16)	$(0.13)	$(1.26)	$(1.22)

3.  Recent Accounting Pronouncements

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Redeemable Convertible Preferred Stock	—	—	—	4,688,231
Outstanding options, restricted stock and warrants	1,790,816	2,179,211	2,015,936	2,380,476
Shares held in escrow	149,389	5,725	93,411	1,929
Dilutive weighted average shares outstanding	1,940,205	2,184,936	2,109,347	7,070,636

Included in the calculation of the weighted average number of common shares outstanding at September 30, 2007 are 44,260 contingently issuable shares of common stock. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at September 30, 2008 did not include 120,000 shares issued in the SRC acquisition that are held in escrow.  The weighted average common shares outstanding at September 30, 2007 did not include 35,114 shares issued in the MDE acquisition that were held in escrow.  These shares are included in the calculation of diluted shares outstanding as if the contingency period ended on September 30, 2008.  These shares contain restrictions which require the holder to return all or a portion of the shares if specific conditions are not met. In September 2008, the 35,114 shares issued in the MDE acquisition were released from escrow.

5. Marketable Securities

Cash equivalents principally consist of money market funds, commercial paper and municipal bonds with original maturities of three months or less at the date of purchase. Marketable securities at September 30, 2008 are classified as “available-for-sale.” The Company’s investments in securities include auction-rate securities (ARS) and state and municipal bonds. The securities the Company typically invests in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years.

As of September 30, 2008, all of the Company’s $2,900 par value ARS were subject to failed auctions, and none of the ARS succeeded in an auction during the nine months ended September 30, 2008 or subsequent to September 30, 2008.  As a result of these failed auctions, the Company has had the potential to benefit from a penalty feature in its interest rates, which allows it to earn an additional 5.1% to 14.0% of interest on these securities until the next auction, or until the Company sells the ARS, if it is able to do

so.  The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  The Company believes that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  The Company’s ARS are managed by Morgan Stanley & Co. Incorporated (Morgan).  In November 2008, the Company agreed to tender its $2,900 of ARS to Morgan pursuant to an agreement dated September 30, 2008.  The agreement permits the Company to sell its ARS to Morgan at par value, plus accrued interest, any time prior to the acceptance of the tender by Morgan.  Morgan will begin accepting the tender of eligible securities on November 1, 2008 and the acceptance date will be the business day immediately prior to the next interest payment date, subsequent to the date the ARS are actually tendered.  The investments were classified as a current asset on the accompanying condensed consolidated balance sheet as of September 30, 2008 as the Company believes that it will be able to liquidate these securities at par value within one year.

If in the future the Company no longer believes that it will be able to liquidate these securities within one year, the investments may need to be reclassified as long-term assets or the Company may be required to write down these securities to fair value based on future market conditions. The Company has not made any additional investments in ARS since December 31, 2007.

The following is a summary of the Company’s available-for-sale marketable securities as of September 30, 2008 and December 31, 2007:

	Gross unrealized
As of September 30, 2008	Cost	Gains	Losses	Fair value
Auction rate securities	$2,900	$—	$—	$2,900
Fixed income securities	500	—	—	500
Commercial paper	1,500	—	—	1,500
Total	$4,900	$—	$—	$4,900

	Gross unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair value
Auction rate securities	$5,600	$—	$—	$5,600
State and municipal bonds	9,900	—	—	9,900

Total	$15,500	$—	$—	$15,500

The following is a summary of the cost and fair value of current available-for-sale marketable securities at September 30, 2008, by contractual maturity:

	Cost	Fair value
Due within one year	$2,000	$2,000
Due after ten years	2,900	2,900
Total	$4,900	$4,900

At September 30, 2008, the Company had restricted cash of approximately $1,894 invested in certificates of deposit with original maturities greater than 90 days at acquisition.  All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year.  In February 2008, the FASB issued FASB Staff Position (FSP) No 157-2,  Effective date of FASB Statement No. 157,  which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008.  The Company does not believe that adoption has a material impact on the Company’s financial position or results of operations at this time. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

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

•                         Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the asset or liability.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Auction rate securities	$2,900	$—	$2,900	—
Fixed income securities	500	500	—	—
Money market funds (1)	15,168	15,168	—	—
Commercial paper	1,500	1,500	—	—
	$20,068	$17,168	$2,900	—

(1)  Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

6. Property and Equipment

Property and equipment as of September 30, 2008 and December 31, 2007 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2008	December 31, 2007

Computers and office equipment	3	$8,974	$3,870
Software	3	5,125	2,499
Demand response equipment	Lesser of useful life or contract term	9,210	4,523
Back-up generators	5-10	11,037	13,976
Furniture and fixtures	5	844	777
Leasehold improvements	Lesser of the useful life or lease term	1,271	902
Assets under capital lease	Lesser of the useful life or lease term	222	200
Construction-in-progress		1,754	833

		38,437	27,580
Accumulated depreciation		(9,986)	(4,385)

Property and equipment, net		$28,451	$23,195

Depreciation expense was $2,033 and $962, respectively, for the three months ended September 30, 2008 and 2007.  Depreciation expense was $5,601 and $1,880, respectively, for the nine months ended September 30, 2008 and 2007.  For the three months ended September 30, 2008 and 2007, $797 and $468, respectively, were included in cost of revenues and $1,236 and $494, respectively, were included in general and administrative expenses.  For the nine months ended September 30, 2008 and 2007, $2,352 and $978, respectively, were included in cost of revenues and $3,249 and $902, respectively, were included in general and administrative expenses.

During the third quarter of 2008, the Company determined that specific generation equipment was impaired in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 requires long-lived assets to be reviewed for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair market value is recorded. For a portion of the Company’s generation equipment, the carrying value exceeded the undiscounted future cash flows based upon its anticipated retirement dates. As a result, the Company recognized an impairment charge of $288 representing the difference between the generation equipments’ carrying value and fair market value.

Software development costs of $440 and $1,103, respectively, for the three and nine months ended September 30, 2008 have been capitalized in accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  Capitalized software development costs for the three and nine months ended September 30, 2007 were $0 and $677, respectively.  The capitalized amounts are included as software in property and equipment at September 30, 2008 and December 31, 2007. Construction-in-progress consists principally of demand response equipment and back-up generators that have not been placed in service. Construction-in-progress at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Demand response equipment	$1,754	$778
Capitalized interest	—	55
Total	$1,754	$833

7.  Financing Arrangements

On August 5, 2008, the Company and one of its subsidiaries entered into a $35,000 secured revolving credit and term loan facility with Silicon Valley Bank (SVB), under which SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account.  The interest on loans under the Company’s revolving credit loan will accrue at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election.  The interest on the Company’s term loan will accrue at SVB’S prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election.  The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date.

The Company’s obligations under this credit facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property.  This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control.  In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  This credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the credit facility may be accelerated.  The Company was in compliance with all financial covenants at September 30, 2008.

As of September 30, 2008, unused availability under the revolving credit and term loan facility totaled $30,558. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 5, 2010. The Company is also required to pay an unused line fee on the daily unused amount of its facility at a per annum rate of 0.25%. This credit facility replaced the Company’s credit facility with Bluecrest Capital, L.P. At September 30, 2008, the Company had borrowings of $4,442 outstanding under the SVB credit and term loan facility.  Subsequent to September 30, 2008, the Company borrowed $6,850 under the SVB credit facility to fund a letter of credit under a customer program, at which point the customer returned a cash deposit back to the Company in the amount of $6,850.

8. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $8,910 and $14,451, respectively at September 30, 2008 and December 31, 2007. These amounts primarily represent up-front payments required by customers to participate in certain programs and ensure that the Company will deliver its committed capacity amounts. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these agreements and has determined it to be remote. Subsequent to September 30, 2008, the Company issued a letter of credit in the amount of $6,850 to replace a previous cash deposit in the same amount.

The Company is contingently liable under unused letters of credit. Restricted cash balances in the amount of $1,894 and $3,018, respectively, collateralize certain unused letters of credit at September 30, 2008 and December 31, 2007.

In June 2008, the Company entered into a sublease agreement pursuant to which the Company leased approximately 8,766 square feet of space located in San Francisco, California.  The Company will incur operating lease obligations of approximately $83, $338, $346, $355 and $59, respectively, in 2008, 2009, 2010, 2011 and 2012 under this sublease agreement.

In August 2008, the Company entered into an amended and restated lease agreement for approximately 57,000 square feet of space for its corporate headquarters located at 75-101 Federal Street, Boston, Massachusetts.  The Company will incur operating lease obligations of approximately $116, $1,803, $2,579, $2,636, $2,693, $2,750, and $1,389, respectively, in 2008, 2009, 2010, 2011, 2012, 2013 and 2014 under this lease agreement.

In September 2008, the Company entered into a lease agreement for approximately 6,600 square feet of office space located in New York, New York. The Company will incur operating lease obligations of approximately $289, $304 and $314, respectively, in 2009, 2010 and 2011 under this lease agreement.

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

In order to estimate the fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions (weighted averages based on grants during the period):

	Nine months ended
	September 30, 2008	September 30, 2007
Risk-free interest rate	2.3-3.6%	4.1-5.0%
Expected term of options, in years	6.25	6.25
Expected annual volatility	87%	87%
Expected dividend yield	0%	0%

The components of stock-based compensation expense are disclosed below:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock option expense (employees)	$2,207	$1,247	$6,511	$3,044
Stock option expense (non-employees)	5	82	139	198
Restricted stock	296	110	740	217
Executive common stock	—	—	—	2,300
Total	$2,508	$1,439	$7,390	$5,759

The following is a summary of the Company’s stock option activity as of September 30, 2008 and the stock option activity for all stock option plans during the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)

Outstanding at beginning of period	2,882,445	$0.11-$48.54	$9.18
Granted	479,502		$16.06
Exercised	(524,007)		$3.21
Cancelled	(84,394)		$14.33

Outstanding at end of period	2,753,546	$0.11-$48.54	$12.56	$12,692
Remaining contractual life in years	8.36
Exercisable at end of period	822,583	$0.11-$48.54	$11.76	$4,805
Remaining contractual life in years	8.05

(1)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2008 of $10.34 and the exercise price of the underlying options.

Of the stock options outstanding as of September 30, 2008, 33,971 options were held by non-employees and 2,719,575 options were held by employees. The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of September 30, 2008 was $21,266, which is to be recognized over a weighted average period of 2.8 years. The amount that may be recognized into expense over the next four years is as follows:

2008	$2,052
2009	8,020
2010	7,393
2011	3,502
2012	299
$21,266

During the first quarter of 2008, certain of the Company’s executives elected to take their bonuses in shares of fully vested common stock.  The shares issued totaled 26,961 and had an approximate value of $844.

During the second and third quarter of 2008, the Company granted fully vested options to certain members of its Board of Directors to purchase an aggregate of 46,451 shares of its common stock, which had an estimated fair value of $597.

Restricted Stock

The following table summarizes restricted stock activity during the three months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	152,460	$0.51
Granted	177,500	$15.52
Vested	(41,084)	$12.67
Cancelled	(1,500)	$13.76

Unvested at September 30, 2008	287,376	$14.04

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The shares typically vest ratably over a four year period from the date of issuance, with certain exceptions. The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records the proceeds received for unvested shares in accrued expenses. The amount is amortized into additional paid-in capital as the shares vest. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. For restricted stock at September 30, 2008, the Company had $3,310 of stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.2 years.

10. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.  The Company has recorded a deferred tax provision for $22 and $180, respectively, related to tax deductible goodwill for the three and nine months ended September 30, 2008.  Amounts due to various states for excise taxes are included in general and administrative expenses, accrued expenses and other current liabilities as of September 30, 2008 and December 31, 2007.

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

During the three and nine months ended September 30, 2008 and 2007, respectively, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended September 30,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Customer 1	$22,067	50.0%	$ *	*
Customer 2	7,999	18.1%	12,717	66.4%
Customer 3	*	*	2,980	15.6%

Total	$30,066	68.1%	$15,697	82.0%

	Nine Months Ended September 30,
	2008		2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Customer 1	$29,580	34.2%	$ *	*
Customer 2	27,490	31.8%	24,906	60.6%
Customer 3	12,036	14.0%	9,879	24.0%

Total	$69,106	80.0%	$34,785	84.6%

* Less than 10% of total revenues

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts (the Court) against the Company, several of its officers and directors, and certain of the underwriters of the Company’s November 2007 follow-on public offering of its common stock.  The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008.  The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008.  The motion to dismiss is expected to be fully briefed by December 17, 2008, and a hearing on the motion is currently scheduled for January 6, 2009. The lead plaintiff in the consolidated class action claims to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of the Company’s common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of the Company’s common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserts, on behalf of the purported Securities Act Class, various claims under the Securities Act of 1933, as amended, against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 against the Company and the individual officer and director defendants. The amended consolidated class action complaint seeks, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may deem just and proper.

In addition, on May 14, 2008, a complaint was filed derivatively on behalf of the Company in the United States District Court for the District of Massachusetts against several of the Company’s officers and directors and certain of the underwriters of the Company’s follow-on public offering.  The derivative complaint alleges various common law and equitable claims, including, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings and other public statements from November 1, 2007 to May 14, 2008.  The derivative plaintiff seeks, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may deem proper.  On August 12, 2008, the Court stayed the Company’s obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ motion to dismiss the amended consolidated class action complaint.

The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the amended consolidated class action and derivative suit complaints, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of these terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading developer and provider of clean and intelligent energy solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand and create a lower risk and more environmentally sound alternative to building additional power plants and transmission lines.  We receive most of our revenues from grid operators and utilities that pay us a stream of recurring cash flows for managing demand response capacity, which revenues we share with participating end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon. In doing so, we establish a base of installed users for an expanding portfolio of our technology-enabled energy management solutions.

Our customer base has grown from 19 commercial, institutional and industrial customers with 70 sites in our network as of December 31, 2004 to over 1,400 end-use customers for our demand response solutions with 3,400 sites in our demand response network as of September 30, 2008. The demand response capacity we manage through our network has grown from 10 megawatts, or MW, as of December 31, 2004 to over 1,760 MW as of September 30, 2008.    We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $58.3 million from inception to September 30, 2008. Our net losses were $3.1 million and $24.5 million, respectively, for the three and nine months ended September 30, 2008.

Significant Recent Developments

 In August 2008, we and a subsidiary of ours entered into a $35.0 million secured revolving credit and term loan facility with Silicon Valley Bank, which provides for, among other things, revolving credit and term loan advances and letters of credit for our account. Our obligations under this credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. This credit facility replaced our credit facility with Bluecrest Capital, L.P.

In October 2008, James L. Turner was elected to serve as a member of our board of directors.  In addition, Mr. Turner was appointed to the nominating and governance committee of our board of directors.

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

Where we have a long-term contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Where we operate in open markets, our revenues from demand response capacity payments generally vary month-to-month based upon our enrolled capacity and the market payment rate. Under both long-term contracts and open market programs, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid. We demonstrate our capacity either through a demand response event, a demand response test or an initial acceptance test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid; we call this an energy payment. The energy payment is based upon the amount of energy usage that we actually reduce from the electricity grid in kilowatt hours during the demand response event.

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

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, in all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, services have been provided, the fee is fixed or determinable, and we deem collection to be probable. As program rules may differ for each contract and/or region where we operate, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. In accordance with SAB No. 104, we recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the agreement or at the end of the service delivery period. Committed capacity is verified through the results of an actual demand response event, a demand response test or an initial acceptance test. Once the capacity amount has been verified, revenues become fixed or determinable and are recognized over the delivery service period. Under certain contracts and programs rules, if our verified capacity is below the previously verified amount, the customer will reduce future payments based on the adjusted verified capacity amounts. Revenues recognized between demand response events or tests are not subject to customer refund.  Under certain contracts and programs, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program.  In these cases, we record revenue over the mandatory performance obligation period, and a portion of the revenue that has been earned is recorded and accrued as unbilled revenue.

As of September 30, 2008, we had over 1,760 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to over 1,760 MW of demand response capacity. In most of the markets in which we originally focused our growth, we generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we materially increased our participation during the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future. Because PJM operates on a June to May fiscal year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average lag time in our portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW.

Revenues generated from two fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 18.1% and 31.8%, respectively, of our total revenues in each of the three and nine months ended September 30, 2008. Specifically, an aggregate of 18.1% and 29.1%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated from open market sales to ISO-NE. For the three and nine months ended September 30, 2007, ISO-NE accounted for 66.4% and 60.6%, respectively, of our total revenues.  Our two fixed price contracts with ISO-NE expired on May 31, 2008.  In addition, 7.7% and 14.0%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated under a fixed price contract with The Connecticut Light and Power Company, or CL&P, which expires on December 31, 2008.  For the three and nine months ended September 30, 2007, CL&P accounted for 15.6% and 24.0%, respectively, of our total revenues.  Although we entered into a new 170 MW fixed price contract with CL&P in February 2008, which we expected to partially offset the impact of the expiration of our fixed price contracts with ISO-NE and CL&P on our revenues, this new contract was denied regulatory approval by the Connecticut Department of Public Utility Control, or the DPUC, in April 2008. We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE, and intend to enroll a significant portion of the MW represented by our expiring fixed price contract with CL&P, in other available demand response programs. These programs have provided, and could continue to provide significantly lower capacity payments. For example, capacity payments currently available under ISO-NE’s Real-Time Demand Response program are significantly lower than the capacity payments available under our expired or expiring fixed price contracts with ISO-NE and CL&P.

During the three and nine months ended September 30, 2008, revenues generated from open market sales to PJM, a grid operator customer, accounted for 50.0% and 34.2%, respectively, of our total revenues.

Cost of Revenues

Cost of revenues for our demand response solutions consists primarily of payments that we make to our commercial, institutional and industrial customers for their participation in our demand response network. We generally enter into one to five year contracts with our end-use customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a customer reduces consumption of energy from the electric power grid. The equipment and installation costs for our devices at our commercial, institutional and industrial customer sites are capitalized and depreciated over the lesser of the remaining term of the contract, for fixed contracts, or the estimated useful life of the equipment and this depreciation is also reflected in cost of revenues. We also include the monthly telecommunications/data costs we incur as a result of being connected to our commercial, institutional and industrial sites and our internal payroll and related costs specifically allocated to a customer site. Cost of revenues for energy management solutions include the wages and associated benefits that we pay to our project managers for the performance of those services.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from eight employees at December 31, 2003 to 335 employees at September 30, 2008. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums.  We expect general and administrative expenses to decrease as a percentage of total annual revenues as we leverage our current infrastructure and employee base.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During the three and nine months ended September 30, 2008, we capitalized $0.4 million and $1.1 million, respectively, of software and development costs in accordance with Statement of Position 98-1,  Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at September 30, 2008. During the nine months ended September 30, 2007, we capitalized software and development costs of $0.7 million. We intend to continue to invest in our research and development efforts. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123R,  Share Based Payment (SFAS No. 123(R)) using the modified prospective method. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three and nine months ended September 30, 2008, we recorded expenses of approximately $2.5 million and $7.4 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through September 30, 2008, a future expense of non-vested options of approximately $21.3 million is expected to be recognized over a weighted average period of 2.8 years and a future expense of restricted stock awards of approximately $3.3 million is expected to be recognized over a weighted average period of 3.2 years.

Interest and Other Income

Interest and other income consist primarily of interest income earned on cash balances and other non-operating income. We historically have invested our cash in money market funds, municipal bonds and auction rate securities.

Interest Expense

Interest expense consists of interest on our debt facilities.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Percentage Change
Revenues:
Demand response solutions	$42,167	$18,871	123.5%
Energy management solutions	1,985	268	640.7%
Total revenues	$44,152	$19,139	130.7%

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Percentage Change
Revenues:
Demand response solutions	$81,643	$40,502	101.6%
Energy management solutions	4,807	624	670.4%
Total revenues	$86,450	$41,126	110.2%

During the three and nine months ended September 30, 2008, our demand response solutions revenues increased by $23.3 million and $41.1 million, respectively, from the same periods in 2007, of which $21.1 million and $28.1 million, respectively, resulted from our participation in PJM’s Emergency Load Response Program, or ELRP. During the three and nine months ended September 30, 2007, we recognized revenues of $0.8 million and $1.1 million, respectively, from our participation in the ELRP.  We had over 500 megawatts enrolled in the ELRP during the three and nine months ended September 30, 2008 and recognize capacity-based revenue from the ELRP over its delivery period of June through September.  The remainder of the increase in our demand response solutions revenues during the three and nine months ended September 30, 2008 resulted from an increase in our MW under management in certain other operating areas, our expansion into new markets and programs, and energy payments in connection with a certain demand response event, offset by the expiration of our fixed price contracts with ISO-NE and a reduction in energy payments due to fewer demand response events being called as compared to the same periods in 2007.

During the three and nine months ended September 30, 2008, our energy management solutions revenues increased by $1.7 million and $4.2 million, respectively, from the same periods in 2007.  Approximately $1.5 million and $3.6 million, respectively, of this increase resulted from our acquisitions of Mdenergy, LLC, or MDE, an energy procurement services provider, and South River Consulting, LLC, or SRC, an energy procurement and risk management services provider.  The remainder of the increase in our energy management solutions revenues during the three and nine months ended September 30, 2008 resulted from end-use customers continuing to utilize our energy procurement services offering, under which offering we evaluate our end-use customers’ energy purchasing needs and assist them in procuring more cost effective electricity, and from revenues we received from our demand response audits, pursuant to which we evaluate end-use customers’ energy utilization and operating flexibility to determine potential savings opportunities from implementing demand response, conserving energy and limiting peak demand.

We currently expect our revenues to increase in 2008 compared to 2007 as we seek to further increase our MW under management in all operating regions, including PJM where we currently have over 500 MW enrolled in the ELRP, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities. Although we expect our annual revenues to increase in 2008 as compared to 2007, we currently expect that revenues for the fourth quarter of 2008 will be comparable to the same period in 2007 and will be significantly lower than the third quarter of 2008, primarily as a result of our recognizing capacity-based revenue from the ELRP over its delivery period of June through September.  We currently see a trend of increased revenues in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Demand response solutions	$16,755	39.7%	$7,614	40.3%
Energy management solutions	1,605	80.9%	267	99.9%

Total	$18,360	41.6%	$7,881	41.2%

	Nine Months Ended September 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Demand response solutions	$29,799	36.5%	$14,396	35.5%
Energy management solutions	3,903	81.2%	498	79.7%

Total	$33,702	39.0%	$14,894	36.2%

Our gross profit increased during the three and nine months ended September 30, 2008 when compared to the same periods in 2007 primarily due to our increased participation in the ELRP, under which we recognize capacity-based revenue over the four-month delivery period of June through September, as well as to the increase in our MW under management in other operating regions and more favorable contract terms with our commercial, institutional and industrial customers. Our gross margin increased during the three and nine months ended September 30, 2008 when compared to the same periods in 2007 due to our higher gross margin energy management services business comprising a greater percentage of our overall revenues. In 2008, we expect our gross margin percentage to increase as we seek to sell higher gross margin energy management solutions to our existing demand response customers and seek to achieve more favorable contract terms with our commercial, institutional and industrial customers.

Operating Expenses

The following tables summarize our operating expenses for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2008	2007	Change
Operating Expenses:
Selling and marketing expenses	$8,202	$4,362	88.0%
General and administrative expenses	11,736	6,699	75.2%
Research and development expenses	1,195	985	21.3%
Total	$21,133	$12,046	75.4%

	Nine Months Ended September 30,		Percentage
	2008	2007	Change
Operating Expenses:
Selling and marketing expenses	$20,949	$11,840	76.9%
General and administrative expenses	34,217	18,036	89.7%
Research and development expenses	3,627	1,824	98.8%
Total	$58,793	$31,700	85.5%

Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 207 employees at September 30, 2007 to 335 employees at September 30, 2008. By the end of 2008, we expect to increase our headcount by approximately 35% to 45% over headcount at the end of 2007, when we had 253 employees, and we expect to continue to hire employees to support our growth for the foreseeable future.  In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Selling and Marketing Expenses

	Three Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$6,053	$2,638	129.5%
Stock-based compensation	946	559	69.2%
Other	1,203	1,165	3.3%
Total	$8,202	$4,362	88.0%

	Nine Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$15,221	$7,957	91.3%
Stock-based compensation	2,656	1,250	112.5%
Other	3,072	2,633	16.7%
Total	$20,949	$11,840	76.9%

The increase in selling and marketing expenses primarily related to an increase in the number of selling and marketing employees from 70 at September 30, 2007 to 108 at September 30, 2008.  During the three and nine months ended September 30, 2008 and in connection with our revised sales commission policy, selling and marketing expenses related to the payment of up-front commission fees to certain of our selling and marketing employees decreased as compared to the same periods in 2007, which decrease was offset by an increase in the number of selling and marketing employees and an increase in the base salaries of certain of these employees.

General and Administrative Expenses

	Three Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$5,805	$3,005	93.2%
Stock-based compensation	1,406	772	82.1%
Other	4,525	2,922	54.9%
Total	$11,736	$6,699	75.2%

	Nine Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$15,162	$6,510	132.9%
Stock-based compensation	4,348	4,295	1.2%
Other	14,707	7,231	103.4%
Total	$34,217	$18,036	89.7%

The increase in general and administrative expenses primarily related to an increase in general and administrative employees, including employees in our operations group, from 106 at September 30, 2007 to 183 at September 30, 2008.  A portion of the increase in general and administrative expenses was also attributable to greater costs associated with being a public company.  Included within the 2007 stock-based compensation amounts is $2.3 million in compensation expense associated with a grant that we made to certain of our executives which was recognized in full as compensation expense during these respective periods.  The increase in other of $7.5 million for the nine months ended September 30, 2008 was the result of increases in several areas, the most significant of which are depreciation of $2.3 million, occupancy of $0.8 million, telecommunication services of $0.7 million, travel of $0.8 million, professional services of $1.7 million and $1.2 million of miscellaneous items.

Research and Development Expenses

	Three Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$939	$757	24.0%
Stock-based compensation	156	108	44.4%
Other	100	120	(16.7)%
Total	$1,195	$985	21.3%

	Nine Months Ended September 30,		Percentage
	2008	2007	Change
Payroll and related costs	$2,944	$1,320	123.0%
Stock-based compensation	386	214	80.4%
Other	297	290	2.4%
Total	$3,627	$1,824	98.8%

The increase in research and development expenses primarily related to an increase in the number of research and development employees from 31 at September 30, 2007 to 44 at September 30, 2008.

Interest and Other Income (Expense), Net

Net interest and other expense was $0.3 million for the three months ended September 30, 2008, compared to net interest and other income of $1.6 million for the three months ended September 30, 2007.  Net interest and other income was $0.8 million for the nine months ended September 30, 2008, compared to net interest and other income of $2.3 million for the nine months ended September 30, 2007.

Interest and other income in the three months ended September 30, 2008 was $0.3 million as compared to $1.7 million as of September 30, 2007.  The decrease was primarily due to a downturn in overall market conditions, which has reduced the yields on our investments.  For the nine months ended September 30, 2008, interest and other income was $1.9 million compared to $2.5 million for the nine months ended September 30, 2007.

Interest expense for the three months ended September 30, 2008 was $0.6 million compared to $0.1 million for the same period in 2007.  For the nine months ended September 30, 2008, interest expense was $1.1 million compared to $0.3 million for the nine months ended September 30, 2007.  The increases were primarily due to the write off of $0.4 million in deferred financing fees associated with our Bluecrest Capital, L.P. debt, which was replaced in August 2008 with our revolving credit and term loan facility with SVB, and amounts incurred in conjunction with the debt arrangement with SVB that we entered into in August 2008.

Income Taxes

We had a provision for income taxes of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2008.  There was no provision for the three and nine months ended September 30, 2007. The provision for the three and nine months ended September 30, 2008 relates to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2008.

Liquidity and Capital Resources

Overview

Revenues generated from two fixed price contracts with, and open market sales to, ISO-NE accounted for 18.1% and 31.8%, respectively, of our total revenues for the three and nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, ISO-NE accounted for 66.4% and 60.6%, respectively, of our total revenues. Specifically, an aggregate of 18.1% and 29.1%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated from open market sales to ISO-NE.  Our two fixed price contracts with ISO-NE expired on May 31, 2008.  In addition, 7.7% and 14.0%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated under a fixed price contract with CL&P, which expires on December 31, 2008. For the three and nine months ended September 30, 2007, CL&P accounted for 15.6% and 24.0%, respectively, of our total revenues. We do not currently expect the expiration of our fixed price contracts with ISO-NE and CL&P to have a material impact on our liquidity.

During the three and nine months ended September 30, 2008, revenues generated from open market sales to PJM, a grid operator customer, accounted for 50.0% and 34.2%, respectively, of our total revenues.  Under certain contracts and programs, such as PJM’s ELRP, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program.  In these cases, we record revenue over the mandatory performance obligation period, and a portion of the revenues that has been earned is recorded and accrued as unbilled revenue.  Our unbilled revenues of $18.6 million at September 30, 2008 will be collected through May 31, 2009.

As of September 30, 2008, we had cash, cash equivalents, and marketable securities totaling $58.2 million, of which $53.3 million represented cash and cash equivalents, a decrease of $27.5 million from the December 31, 2007 balance of $85.7 million.  This decrease includes the effect of posting $8.9 million of financial assurances to satisfy certain demand response market requirements.  As of September 30, 2008, we had restricted cash of $1.9 million and financial assurance deposits of $8.9 million, totaling $10.8 million compared to $17.5 million as of December 31, 2007, a decrease of $6.7 million primarily due to the release of deposits during the second quarter of 2008.  As we fulfill our obligations and enroll capacity in certain markets, a portion or all of these deposits will be released.  We believe that our existing cash and cash equivalents and marketable securities at September 30, 2008, our anticipated net cash flows from operating activities and amounts available under our credit and term loan facility with SVB will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 24 months.

Our investments in securities include auction-rate securities, or ARS, and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our accompanying condensed consolidated balance sheet. Our holdings of ARS as of September 30, 2008 and December 31, 2007 were $2.9 million and $5.6 million, respectively.  As of September 30, 2008, we had $2.9 million par value ARS that were subject to failed auctions, and none of the ARS succeeded in an auction during the nine months ended September 30, 2008 or subsequent to September 30, 2008.  As a result of these failed auctions, we have had the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction, or until we sell the ARS, if we are able to do so.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  Our ARS are managed by Morgan Stanley & Co. Incorporated, or Morgan. In November 2008, we agreed to tender our $2.9 million of ARS to Morgan pursuant to an agreement dated September 30, 2008.  The agreement permits us to sell our ARS to Morgan at par value, plus accrued interest, any time prior to the acceptance of the tender by Morgan.  Morgan will begin accepting the tender of eligible securities on November 1, 2008 and the acceptance date will be the business day immediately prior to the next interest payment date, subsequent to the date the ARS are actually tendered.  The investments were classified as current assets in our accompanying condensed consolidated balance sheet as of September 30, 2008 as we believe that we will be able to liquidate these securities at par value within one year.

We are contingently liable under unused letters of credit. Included in the September 30, 2008 and December 31, 2007 restricted cash balances are amounts used to collateralize unused letters of credit in the amount of $1.9 million and $3.0 million, respectively.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007

Cash flows used in operating activities	$(14,482)	$(6,591)
Cash flows used in investing activities	(1,344)	(35,121)
Cash flows (used in) provided by financing activities	(1,148)	106,318
Net (decrease) increase in cash and cash equivalents	$(16,974)	$64,606

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2008 was $14.5 million and consisted of a $24.5 million net loss and $4.8 million of net cash used for working capital purposes and other activities partially offset by $14.8 million of non-cash items, consisting primarily of depreciation and amortization, impairment of fixed assets, interest expense, a deferred tax liability and stock-based compensation charges. Cash used for working capital and other activities primarily reflected a $18.6 million increase in unbilled revenues relating to the PJM demand response market, a $5.3 million increase in trade accounts receivable and a $2.2 million decrease in deferred revenues. These amounts were partially offset by a $15.6 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, an increase of $4.1 million in payroll and related expenses, an increase of $1.1 million in accounts payable and accrued expenses, and an increase of $0.5 million in other noncurrent liabilities.

Cash used in operating activities in the nine months ended September 30, 2007 was $6.6 million and consisted of a $14.5 million net loss and $1.5 million of net cash used for working capital and other activities partially offset by $9.4 million of non-cash items, consisting primarily of depreciation, amortization, interest expense and stock-based compensation charges. Cash used for working capital and other activities primarily reflected a $7.6 million increase in accounts receivable, a $1.3 million increase in other noncurrent liabilities, a decrease of $1.2 million in other noncurrent assets, and a $0.5 million increase in prepaid and other current assets. These amounts were partially offset by an increase in accrued capacity payments of $4.5 million, an increase of $1.4 million in accrued payroll and related expenses, a $1.5 million increase in accounts payable and accrued expenses and an increase of $1.7 million in deferred revenues.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.3 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, purchases of available-for-sale securities were approximately $12.1 million and sales of available-for-sale maturities were $22.7 million.  Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, the cash portion earn-out for our acquisition of MDE of $3.4 million, and $3.8 million of the cash used for our acquisition of SRC.  During the nine months ended September 30, 2008, we decreased our restricted cash and deposits for customer programs by $6.7 million.  During the nine months ended September 30, 2008, we incurred $11.1 million in capital expenditures primarily related to office equipment, demand response equipment and other miscellaneous expenditures.

For the nine months ended September 30, 2007, cash used in investing activities was $35.1 million.  Our principal cash investments during this period related to purchases of equipment of $15.7 million, the cash portion of the purchase price for our acquisition of all the membership interests of Pinpoint Power DR LLC of $1.5 million, and the cash portion of our acquisition of all the membership interests of MDE of $3.4 million.  For the nine months ended September 30, 2007, purchases of available-for-sale securities were approximately $15.0 million and sales of available-for-sale securities were $2.4 million.

Cash Flows (Used in) Provided by Financing Activities

Cash flows used in financing activities were $1.1 million for the nine months ended September 30, 2008. Cash flows provided by financing activities were $106.3 million for the nine months ended September 30, 2007. Cash flows (used in) provided by financing activities consisted of the following:

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

In addition, we received approximately $0.4 million and $0.1 million, respectively, from exercises of common stock options during the nine months ended September 30, 2008 and September 30, 2007.

Credit Facility Borrowings

During the nine months ended September 30, 2008, we made scheduled payments on our outstanding debt and capital lease obligations of $1.5 million and refinanced $4.4 million of our debt through borrowings of $4.4 million under our new credit and term loan facility with SVB.    During the nine months ended September 30, 2007, we borrowed $2.5 million under our then effective loan and security agreement with Bluecrest Capital Partners L.P. and made scheduled payments on our outstanding debt and capital lease obligations of $1.0 million. Subsequent to September 30, 2008, we borrowed approximately $6.9 million under the SVB credit facility to fund a letter of credit under a customer program, at which point the customer returned a cash deposit back to us in the amount of approximately $6.9 million.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $11.1 million and $15.7 million, respectively, for the nine months ended September 30, 2008 and 2007.  We expect our capital expenditures for the remainder of the year to remain consistent with amounts spent during the first nine months of 2008.

Contractual Obligations

In June 2008, we entered into a sublease agreement pursuant to which we leased approximately 8,766 square feet of space located in San Francisco, California.  We will incur operating lease obligations of approximately $0.1 million, $0.3 million, $0.3 million, $0.4 million and $0.1 million, respectively, in 2008, 2009, 2010, 2011 and 2012 under this sublease agreement.

In August 2008, we and one of our subsidiaries entered into a $35.0 million secured revolving credit and term loan facility with SVB, under which SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account.  The SVB credit facility replaced our credit facility with Bluecrest Capital, L.P.  As of September 30, 2008, we had borrowings of approximately $4.4 million outstanding under the SVB credit and term loan facility.

In August 2008, we entered into an amended and restated lease agreement for approximately 57,000 square feet of space for our corporate headquarters located at 75-101 Federal Street, Boston, Massachusetts.  We will incur operating lease obligations of approximately $0.1 million, $1.8 million, $2.6 million, $2.7 million, $2.7 million, $2.8 million and $1.4 million, respectively, in 2008, 2009, 2010, 2011, 2012, 2013 and 2014 under this lease agreement.

In September 2008, we entered into a lease agreement for approximately 6,600 square feet of office space located in New York, New York. We will incur operating lease obligations of approximately $0.3 million, $0.3 million and $0.3 million, respectively, in 2009, 2010 and 2011 under this lease agreement.

Other than as set forth above, as of September 30, 2008, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 28, 2008, has not materially changed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than letters of credit issued in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.  There have been no material changes to these estimates during the three months ended September 30, 2008.  For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 28, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2008, all of our $4.6 million of outstanding debt was at fixed interest rates; therefore, there was no significant impact from changes in interest rates.

The recent market events have not required us to materially modify or change our financial risk management strategies with respect to our exposure to interest rate risk.

We manage our cash and cash equivalents and marketable securities portfolio considering investment opportunities and risks, tax consequences and overall financing strategies. Our investment portfolio consists primarily of cash and cash equivalents, money market funds, commercial paper and municipal auction rate securities with carrying amounts approximating market value. As our investments are made with highly rated municipal auction rate securities and short-term securities, we are not anticipating any significant impact in the short term from a change in interest rates.

Our investments in securities include ARS and state and municipal bonds. The securities we typically invest in are AAA-rated government-backed securities with interest rates typically ranging from 6.5% to 6.8% that have approximate contractual maturities of at least 26 years. However, because of the short-term nature of our investment in these ARS, they have been classified as available-for-sale and included in short-term investments on our accompanying condensed consolidated balance sheet. Our holdings of ARS as of September 30, 2008 and December 31, 2007 were $2.9 million and $5.6 million, respectively.

As of September 30, 2008, we had $2.9 million par value ARS that were subject to failed auctions, and none of the ARS succeeded in an auction during the nine months ended September 30, 2008 or subsequent to September 30, 2008.  As a result of these failed auctions, we have had the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 5.1% to 14.0% of interest on these securities until the next auction, or until we sell the ARS, if we are able to do so.  We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.  We believe that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate.  Our ARS are managed by Morgan.  In November 2008, we agreed to tender our $2.9 million of ARS to Morgan pursuant to an agreement dated September 30, 2008.  The agreement permits us to sell our ARS to Morgan at par value, plus accrued interest, any time prior to the acceptance of the tender by Morgan.  Morgan will begin accepting the tender of eligible securities on November 1, 2008 and the acceptance date will be the business day immediately prior to the next interest payment date, subsequent to the date the ARS are actually tendered.  The investments were classified as current assets in our accompanying condensed consolidated balance sheet as of September 30, 2008 as we believe that we will be able to liquidate these securities at par value within one year.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts, or the Court, against us, several of our officers and directors, and certain of the underwriters of our November 2007 follow-on public offering of our common stock.  The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008.  The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008.  The motion to dismiss is expected to be fully briefed by December 17, 2008, and a hearing on the motion is currently scheduled for January 6, 2009. The lead plaintiff in the consolidated class action claims to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of our common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of the Company’s common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserts, on behalf of the purported Securities Act Class, various claims under the Securities Act of 1933, as amended, or the Securities Act, against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Exchange Act and Rule 10b-5 against us and the individual officer and director defendants. The amended consolidated class action complaint seeks, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may deem just and proper.

In addition, on May 14, 2008, a complaint was filed derivatively on our behalf in the United States District Court for the District of Massachusetts against several of the our officers and directors and certain of the underwriters of our follow-on public offering.  The derivative complaint alleges various common law and equitable claims, including, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings and other public statements from November 1, 2007 to May 14, 2008.  The derivative plaintiff seeks, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may deem proper.  On August 12, 2008, the Court stayed our obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ motion to dismiss the amended consolidated class action complaint.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the amended consolidated class action and derivative suit complaints, and we will pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial position and results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than changes set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and the risk factors listed below.  The risk factors listed below have been updated to reflect our expanded presence in the PJM market, the seasonality of our business and our loan and security agreement with SVB. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

A substantial majority of our revenues are generated from contracts with, and open market sales to, a small number of grid operator and utility customers, and the modification or termination of these contracts or sales relationships could materially adversely affect our business.

During the three and nine months ended September 30, 2008, revenues generated from open market sales to PJM, a grid operator customer, accounted for 50.0% and 34.2%, respectively, of our total revenues.  The PJM forward capacity market is a market in which we materially increased our participation during the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future.  The modification or termination of our sales relationship with PJM could significantly reduce our future revenues and have a material adverse effect on our results of operations and financial position and delay or prevent our future profitability.

Revenues generated from two fixed price contracts with, and open market sales to ISO-NE, a grid operator customer, accounted for 18.1% and 31.8%, respectively, of our total revenues for the three and nine months ended September 30, 2008.  Specifically, an aggregate of 18.1% and 29.1%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated from open market sales to ISO-NE.  Our fixed price contracts with ISO-NE expired on May 31, 2008.  We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE in ISO-NE’s Real-Time Demand Response program, however capacity payments currently available under this program are significantly lower than the capacity payments we received under our expired fixed price contracts with ISO-NE.  Additionally, other available demand response programs may provide lower capacity payments than ISO-NE’s Real-Time Demand Response program.  The modification or termination of our sales relationship with ISO-NE could therefore significantly reduce our future revenues and have a material adverse effect on our results of operations and financial position and delay or prevent our future profitability.

In addition, 7.7% and 14.0%, respectively, of our total revenues for the three and nine months ended September 30, 2008 were generated under a fixed price contract with CL&P, a grid operator customer, which expires on December 31, 2008. Although we intend to enroll a significant portion of the MW represented by this fixed price contract in other available demand response programs, these other programs, including ISO-NE’s Real-Time Demand Response program, could provide significantly lower capacity payments. Therefore, the expiration of our fixed price contract with CL&P could significantly reduce our future revenues and have a material adverse effect on our results of operations and financial position and delay or prevent our future profitability.

We depend on the electric power industry for revenues and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric power industry spending and other factors affecting the electric utility industry, such as seasonality of peak demand.

We currently derive substantially all of our revenues from the sale of demand response solutions, directly or indirectly, to the electric power industry. Purchases of our demand response solutions by grid operators or electric utilities may be deferred or cancelled as a result of many factors, including mergers and acquisitions involving electric utilities, changing regulations or program rules, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of capacity in open markets are particularly susceptible to variability based on changes in the spending patterns of our grid operator and utility customers and on associated fluctuating market prices for capacity. For example, in February 2008, ISO-NE implemented a market rule change to its Day-Ahead Load Response program, a program in which we have historically been an active participant. The change, which was approved by the Federal Energy Regulatory Commission, or the FERC, in April 2008, would result in less opportunity for demand response to participate in this program and may negatively impact our revenues and could delay or prevent our profitability.

In addition, peak demand for electricity and other capacity constraints tend to be seasonal. Peak demand in the United States tends to be most extreme in warmer months, which may lead some capacity markets to yield higher prices for capacity or contract for the availability of a greater amount of capacity during these warmer months. As a result, our demand response revenues may be seasonal. For example, in the PJM forward capacity market, which is a market in which we materially increased our participation during the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future, we recognize capacity-based revenue from PJM over the four month delivery period of June through September.  This typically results in higher revenues in our second and third quarter as compared to our first and fourth quarters.  As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.  Further, occasional events, such as a spike in natural gas prices, can lead grid operators and utilities to implement short-term calls for demand response capacity to respond to these events, but we cannot be sure that such calls will continue or that we will be in a position to generate revenues when they do occur. We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these and other factors. Pronounced variability or an extended period of reduction in spending by grid operators and utilities, or continued requests from grid operators and utilities to pay for demand response capacity at prices that are not equal on a monthly or quarterly basis over the course of a contract year, could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that does not result in increases in revenues.

Our loan and security agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreement, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Provisions in the loan and security agreement that we and one of our subsidiaries entered into with SVB impose restrictions on our ability to, among other things:

•                  incur additional indebtedness;

•                  create liens;

•                  enter into transactions with affiliates;

•                  transfer assets;

•                  pay dividends or make distributions on, or repurchase, EnerNOC stock; or

•                  merge or consolidate.

In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  Our loan and security agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under our loan and security agreement with SVB. In addition to preventing additional borrowings under our loan and security agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(b)      Use of Proceeds

We registered shares of our common stock in connection with our IPO under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  Through September 30, 2008, approximately $15.7 million of the proceeds from our IPO has been used to fund the operations of our business and for general corporate purposes, approximately $16.8 million has been used to purchase and install equipment, approximately $1.9 million has been used to repay indebtedness and approximately $8.5 million has been used to fund acquisitions and make payments outstanding on prior acquisitions. As of September 30, 2008, $8.9 million was posted as financial assurance deposits and letter of credit collateral.  The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b).

Item 6.  Exhibits.

10.1

Loan and Security Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of August 5, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on August 8, 2008 (File No. 001-33471)).

10.2

Amended and Restated Office Lease by and between Transwestern Federal, L.L.C. and EnerNOC, Inc., dated as of August 15, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on August 20, 2008 (File No. 001-33471)).

10.3

Agreement of Lease by and between CRP/Capstone 14W Property Owner, L.L.C. and EnerNOC, Inc. , dated as of September 9, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on September 12, 2008 (File No. 001-33471)).

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

EnerNOC, Inc.

Date: November 13, 2008	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: November 13, 2008	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

10.1

Loan and Security Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of August 5, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on August 8, 2008 (File No. 001-33471)).

10.2

Amended and Restated Office Lease by and between Transwestern Federal, L.L.C. and EnerNOC, Inc., dated as of August 15, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on August 20, 2008 (File No. 001-33471)).

10.3

Agreement of Lease by and between CRP/Capstone 14W Property Owner, L.L.C. and EnerNOC, Inc. , dated as of September 9, 2008 (incorporated by reference to Exhibit 10.1 to EnerNOC, Inc.’s Current Report on Form 8-K filed on September 12, 2008 (File No. 001-33471)).

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