Form 10-Q
period 2009-03-31
ENERNOC INC
filed 2009-05-08
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       ☐    No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       ☐    No       ☒

There were 20,434,278 shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 6, 2009.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, INC.

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$54,469	$60,782
Restricted cash	1,105	1,419
Marketable securities	500	2,000
Trade accounts receivable, net allowance for doubtful accounts of $37	9,882	11,150
Unbilled revenue	4,680	11,585
Prepaid expenses, deposits and other current assets	4,469	3,250
Total current assets	75,105	90,186
Property and equipment, net	27,386	26,975
Goodwill	13,395	13,395
Intangible assets, net	4,971	5,140
Deposits and other assets	1,061	998
Total assets	$121,918	$136,694

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,087	$1,171
Accrued capacity payments	14,121	18,643
Accrued payroll and related expenses	4,974	6,309
Accrued expenses and other current liabilities	3,159	3,822
Deferred revenue	1,538	1,057
Current portion of long-term debt	44	47
Total current liabilities	24,923	31,049
Long-term liabilities
Long-term debt, net of current portion	4,508	4,516
Deferred tax liability	531	362
Other liabilities	1,582	1,547
Total long-term liabilities	6,621	6,425
Commitments and contingencies (Note 7 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,427,683 and 20,254,548 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20	20
Additional paid-in capital	173,188	169,800
Accumulated other comprehensive income (loss)	214	(86)
Accumulated deficit	(83,048)	(70,514)
Total stockholders’ equity	90,374	99,220
Total liabilities and stockholders’ equity	$121,918	$136,694

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$18,423	$18,612
Cost of revenues	10,525	12,141
Gross profit	7,898	6,471
Operating expenses:
Selling and marketing expenses	8,667	6,474
General and administrative expenses	9,702	9,922
Research and development expenses	1,537	1,772
Total operating expenses	19,906	18,168
Loss from operations	(12,008)	(11,697)
Other (expense) income	(284)	1,035
Interest expense	(61)	(253)
Loss before income tax expense	(12,353)	(10,915)
Provision for income tax expense	(181)	(85)
Net loss	$(12,534)	$(11,000)

Basic and diluted net loss per share	$(0.63)	$(0.57)
Weighted average number of basic and diluted shares	19,993,981	19,170,399

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,534)	$(11,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,443	1,645
Amortization of acquired intangible assets	169	516
Stock-based compensation expense	2,819	2,185
Unrealized foreign exchange transaction loss	304	—
Deferred tax liability	169	85
Other, net	53	45
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	1,267	1,995
Unbilled revenue	6,905	—
Prepaid expenses and other current assets	(1,219)	277
Other noncurrent assets	(84)	(45)
Other noncurrent liabilities	—	(4)
Deferred revenue	484	(1,017)
Accrued capacity payments	(4,521)	1,033
Accrued payroll and related expenses	(835)	(609)
Accounts payable and accrued expenses	(746)	(580)
Net cash used in operating activities	(5,326)	(5,474)

Cash flows from investing activities
Purchase of marketable securities	—	(10,051)
Sales and maturities of marketable securities	1,500	11,600
Payments made for acquisitions of businesses, net of cash acquired	—	(3,462)
Purchases of property and equipment	(2,854)	(4,006)
Increase (decrease) in restricted cash and deposits for customer programs	314	(9,955)
Net cash used in investing activities	(1,040)	(15,874)

Cash flows from financing activities
Proceeds from exercises of stock options	64	128
Repayment of borrowings and payments under capital leases	(11)	(587)
Net cash provided by (used in) financing activities	53	(459)
Net change in cash and cash equivalents	(6,313)	(21,807)
Cash and cash equivalents at beginning of period	60,782	70,242
Cash and cash equivalents at end of period	$54,469	$48,435

Supplemental disclosure of cash flow information

Cash paid for interest	$44	$—

Non-cash financing and investing activities

Issuance of common stock in satisfaction of bonuses	$500	$844

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003. The Company operates in a single segment providing full-service demand response and energy management solutions. The Company enables energy users, energy suppliers, system operators, and utilities to reduce demand for electricity during periods of peak demand or supply shortfalls by proactively shedding noncritical loads, dispatching backup generators, and analyzing real-time data to optimize energy consumption. The Company builds upon its position as a leading demand response solutions provider by using its Network Operations Center and scalable technology platform to also deliver a portfolio of additional energy management solutions to its customers, including the Company’s monitoring-based commissioning services, energy procurement services and emissions tracking and trading support. The Company’s demand response and energy management solutions deliver immediate bottom-line benefits to end-use customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimate reflected in these financial statements includes stock-based compensation.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the March 31, 2008 statements of operations to conform to the March 31, 2009 presentation. The reclassifications primarily consist of costs related to facilities, information technology, human resources and certain employee-related expenses such as employee benefits. These reclassifications were determined on a headcount-based allocation. These amounts, which were previously included in general and administrative expenses, have been allocated among cost of revenues, selling and marketing expenses and research and development expenses. The Company believes that by allocating these costs in this manner it better represents the expenses associated with each of these activities.

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2009 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008 and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments.

Other comprehensive loss for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31.
	2009	2008
Net loss	$(12,534)	$(11,000)
Change in unrealized gain on marketable securities	(4)	—
Foreign currency translation adjustments	304	—
Total comprehensive loss	$(12,234)	$(11,000)

2. Acquisitions

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date. In addition to the amounts paid at closing, the Company may be obligated to pay to the former holders of SRC membership interests an earnout amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010. The earnout payments will be based on the achievement of certain minimum revenue-based milestones of SRC and will be paid in a combination of cash and shares of the Company’s common stock. These additional earnout payments would be recorded as additional purchase price. The earnout payment, if any, related to the May 1, 2008 to April 30, 2009 earnout period will be determined during the second quarter of 2009. The acquisition of SRC strengthens the Company’s position in a growing energy procurement services market and provides a local presence for the Company in the PJM Interconnection service region. SRC’s operations prior to the acquisition were not material to the Company.

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

Pursuant to the merger agreement, the Company was also obligated to pay to certain employees of MDE a cash bonus payment of up to $300 in the first quarter of 2008 and up to $600 in the first quarter of 2009 upon the achievement of certain revenue-based milestones during 2007 and 2008, respectively. The amounts earned and paid in connection with the merger agreement related to 2007 and 2008, and were $300 and $500, respectively.

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

4. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method. The calculation of dilutive weighted average shares outstanding does not include the following potentially dilutive shares as their effect would be antidilutive.

	Three Months Ended March 31,
	2009	2008
Outstanding options, restricted stock and warrants	794,797	1,772,868
Shares held in escrow	120,000	35,114
Dilutive weighted average shares outstanding	914,797	1,807,982

Included in the calculation of the weighted average number of common shares outstanding at March 31, 2008 are 44,260 contingently issuable shares of common stock. These shares were issuable in connection with the Company’s acquisition of Pinpoint Power DR LLC (PPDR) in 2005. These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at March 31, 2009 excludes the 120,000 shares issued in the SRC acquisition that are held in escrow.  The weighted average common shares outstanding at March 31, 2008 excludes the 35,114 shares issued in the MDE acquisition that were held in escrow.  In September 2008, the 35,114 shares issued in the MDE acquisition were released from escrow.

5. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds (1)	$46,023	$46,023	$—	$—
Government securities	500	500	—	—
	$46,523	$46,523	$—	$—

(1)  Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

At March 31, 2009, the Company had restricted cash of approximately $1,105 invested in certificates of deposit. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

 6. Financing Arrangements

On August 5, 2008, the Company and one of its subsidiaries entered into a $35,000 secured revolving credit and term loan facility with Silicon Valley Bank (SVB), under which SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account.  The interest on loans under the Company’s revolving credit loan accrues at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election.  The interest on the Company’s term loan accrues at SVB’s prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election.  The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date.

The Company’s obligations under this credit facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property.  This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control.  In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  This credit facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the credit facility may be accelerated.  The Company was in compliance with all financial covenants under the SVB credit facility at March 31, 2009.

As of March 31, 2009, unused availability under the SVB revolving credit and term loan facility totaled $13,304. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 5, 2010. The Company is also required to pay an unused line fee on the daily unused amount of its facility at a per annum rate of 0.25%. The Company incurred financing costs of $120 in connection with the SVB credit facility, which was deferred and is being amortized to interest expense over the life of the debt. At March 31, 2009, the Company had borrowings of $4,442 accruing interest at 4.0% and letters of credit of $17,254 outstanding under the SVB credit and term loan facility.

7. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $2,137 and $2,386, respectively, at March 31, 2009 and December 31, 2008. These amounts primarily represent up-front payments required by customers to participate in certain programs and ensure that the Company will deliver its committed capacity amounts. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these agreements and has determined it to be remote. The Company expects the majority of the outstanding deposits as of March 31, 2009 to be returned to it in 2009.

8. Stock-Based Compensation

Stock Options

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan, and collectively with the 2003 Plan, the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. The 2003 Plan expired upon the Company’s initial public offering in May 2007. Any forfeitures after May 2007 under the 2003 Plan are available for future grant under the 2007 Plan.

For stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a trinomial valuation model. The trinomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the trinomial model takes into account variables such as expected volatility, dividend yield rate, and risk free interest rate. However, in addition, the trinomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the trinomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.73%	2.79%
Expected term of options, in years	2.16	6.25
Expected annual volatility	86%	87%
Expected dividend yield	—%	—%
Exit rate pre-vesting	4.88%	4.88%
Exit rate post-vesting	10.89%	—%

Had the Company continued using the Black-Scholes option pricing model in 2009, stock based compensation expense would not have been materially different for the three months ended March 31, 2009.

In December 2008, the Company’s board of directors approved a one-time offer (the Offer) to the Company’s employees, including its executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of the Company’s common stock as reported on The NASDAQ Global Market on January 21, 2009. The Offer closed on January 21, 2009, and the Company exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who are not also executive officers of the Company, 142,179 options with an exercise price per share of $11.47 for executive officers who are not also directors of the Company and 45,653 options with an exercise price per share of $12.94 for the Company’s directors. On the date of the exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange.  As such, there is no incremental fair value of the new options, and the Company will not record additional compensation expense related to the exchange.  The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

The following is a summary of the Company’s stock option activity as of March 31, 2009 and the stock option activity for all stock option plans during the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)

Outstanding at beginning of period	2,746,835	$0.11-$48.54	$13.88
Granted	821,004		$10.05
Exercised	(128,800)		$0.50	$1,100
Cancelled	(807,212)		$28.25
Outstanding at end of period	2,631,827	$0.11-$48.54	$8.37	$19,676

Remaining contractual life in years:	7.2
Exercisable at end of period	753,071	$0.11-$48.54	$7.6	$6,724
Remaining contractual life in years:	7.6

(1)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2009 of $14.54 and the exercise price of the underlying options.

The Company recognized stock-based compensation expense of $2,819 and $2,185 during the three months ended March 31, 2009 and 2008, respectively.  The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of March 31, 2009 was $19,578, which is to be recognized over a weighted average period of 2.5 years.  For restricted stock at March 31, 2009, the Company had $3,932 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.0 years.

During the first quarter of 2009, certain of the Company’s executives received their performance-based bonus awards in shares of fully vested common stock of the Company.  The shares issued totaled 45,085 and had an approximate value of $500.

9. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.  The Company has recorded a deferred tax provision for $169 and $85, respectively, related to tax deductible goodwill for the three months ended March 31, 2009 and 2008.  Amounts due to various states for excise taxes are included in general and administrative expenses, accrued expenses and other current liabilities as of March 31, 2009 and December 31, 2008.

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

During the three months ended March 31, 2009 and 2008, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended March 31,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$14,459	79%	$11,112	60%
Customer 2	—	—	3,986	21%
Total	$14,459	79%	$15,098	81%

12. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, the Company is a party to the litigation described below.

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts (the Court) against the Company, several of its officers and directors, and certain of the underwriters of the Company’s November 2007 follow-on public offering of its common stock. The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008. The lead plaintiff in the consolidated class action claims to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of the Company’s common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of the Company’s common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserts, on behalf of the purported Securities Act Class, various claims under the Securities Act of 1933, as amended (Securities Act), against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 against the Company and the individual officer and director defendants. The amended consolidated class action complaint seeks, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may deem just and proper. The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008 and a hearing on the motion was held on January 8, 2009. The Court took defendants’ motion under advisement following the hearing. During the hearing and thereafter, lead plaintiff expressed an intention to abandon his claims against all defendants under the Securities Act. The lead plaintiff has since voluntarily dismissed the underwriter defendants, against whom only Securities Act claims were alleged, from the matter. The Court has not taken any action on the defendants’ motion.

In addition, in May 2008, a complaint was filed derivatively on the Company’s behalf in the Court against several of the Company’s officers and directors and certain of the underwriters of the Company’s follow-on public offering. The derivative complaint alleges various common law and equitable claims, including, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings and other public statements from November 1, 2007 to May 14, 2008. The derivative plaintiff seeks, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may deem proper. On August 12, 2008, the Court stayed the Company’s obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ motion to dismiss the amended consolidated class action complaint.

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

13. Subsequent Events

In May 2009, the Company paid a total of $16.0 million in cash deposits as collateral in connection with certain open market bidding programs.  All, a portion or none of the deposits may be returned to the Company during the second quarter pending the completion of the open market bidding processes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the fiscal year ended December 31, 2008 and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading developer and provider of clean and intelligent energy solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand and create a lower risk and more environmentally sound alternative to building additional power plants and transmission lines.   Grid operators and utilities pay us a stream of recurring cash flows for managing demand response capacity that we share with participating end-use customers. We receive substantially all of our revenues from these grid operators and utilities, and we make payments to end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon.

We build upon our position as a leading demand response solutions provider by using our NOC and scalable technology platform to also deliver a portfolio of additional energy management solutions to our customers, including our monitoring-based commissioning services, or MBCx solutions, energy procurement services, or EPS solutions, and emissions tracking and trading support. Our MBCx solutions combine advanced metering applications, energy analytics and control to provide our end-use customers with the ability to identify energy efficiency opportunities through the continuous analysis of those end-use customers’ real-time energy data. Our EPS solutions provide our commercial, institutional and industrial customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.

Since inception, our business has grown substantially. With approximately 2,000 commercial, institutional and industrial customers across approximately 4,800 customer sites in our demand response network and approximately 2,700 megawatts, or MW, of demand response capacity under our management as of March 31, 2009, we believe that we are the largest national demand response solutions provider focused on the commercial, institutional and industrial market.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $83.0 million from inception to March 31, 2009. Our net losses were $12.5 million and $11.0 million, respectively, for the three months ended March 31, 2009 and 2008.

Significant Recent Developments

In December 2008, our board of directors approved a one-time offer, which we refer to as the exchange offer, to our employees, including our executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of our common stock as reported on The NASDAQ Global Market on January 21, 2009. The exchange offer closed on January 21, 2009, and we exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for our employees who are not also executive officers, 142,179 options with an exercise price per share of $11.47 for our executive officers who are not also directors and 45,653 options with an exercise price per share of $12.94 for our directors.

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

Where we operate in open markets, our revenues from demand response capacity payments generally vary month-to-month based upon our enrolled capacity and the market payment rate. Where we have a long-term contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Under both long-term contracts and open market programs, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid and we recognize revenue over the applicable delivery period, even where payments are made over a different period. At least once per year, we demonstrate our capacity either through a demand response event or a measurement and verification test.  This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid; we call this an energy payment. The energy payment is based upon the amount of energy usage that we actually reduce from the electricity grid in kilowatt hours during a demand response event.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, in all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. As program rules may differ for each contract and/or region where we operate, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. In accordance with SAB No. 104, we recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the contract or open market program. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly until the next verification event.  In subsequent verification events, if our verified capacity is below the previously verified amount, the grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. The payments received from the grid operator or utility customer can be decreased or increased, up to the committed capacity amounts under the contract or open market program, in connection with subsequent verification events. Revenues recognized between demand response events or tests are not subject to grid operator or utility customer refund.

As of March 31, 2009, we had approximately 2,700 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to approximately 2,700 MW of demand response capacity. In most of the markets in which we originally focused our growth, we generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we materially increased our participation beginning in the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average lag time in our portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW.

Our portfolio of additional energy management solutions includes our EPS and MBCx solutions and emissions tracking and trading support.  Our EPS solutions provide our end-use customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation. We receive a monthly fee from the competitive electricity provider based upon the actual consumption of electricity used by our end-use customers or a consulting fee from the end-use customer directly. Our MBCx solutions combine advanced metering applications and energy analytics and control to provide our end-use customers with the ability to identify energy efficiency opportunities through the continuous analysis of those end-use customers’ real-time energy data.   We also use our PowerTrak platform to deliver emissions tracking and trading support.  We generally receive either a subscription-based fee or a percentage savings fee for these energy management solutions.  Revenues derived from our energy management solutions increased from $1.0 million to $1.6 million for the three months ended March 31, 2008 and 2009, respectively.

Revenues generated from two fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 79% and 60%, respectively, of our total revenues in each of the three months ended March 31, 2009 and 2008. Our two fixed price contracts with ISO-NE expired on May 31, 2008. In addition, 0% and 21%, respectively, of our total revenues for the three months ended March 31, 2009 and 2008 were generated under a fixed price contract with The Connecticut Light and Power Company, or

CL&P, which expired on December 31, 2008.  We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE and CL&P in other available demand response programs.  These programs have provided, and could continue to provide significantly lower capacity payments. For example, capacity payments currently available under ISO-NE’s Real-Time Demand Response program are significantly lower than the capacity payments that were available under our expired fixed price contracts with ISO-NE and CL&P.

Cost of Revenues

Cost of revenues for our demand response solutions consists primarily of payments that we make to our commercial, institutional and industrial customers for their participation in our demand response network. We generally enter into three to five year contracts with our end-use customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a customer reduces consumption of energy from the electric power grid. The equipment and installation costs for our devices at our commercial, institutional and industrial customer sites are capitalized and depreciated over the lesser of the remaining term of the contract, for fixed contracts, or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues the monthly telecommunications and data costs we incur as a result of being connected to our commercial, institutional and industrial sites and our internal payroll and related costs specifically allocated to a customer site. Cost of revenues for energy management solutions include third party services, equipment depreciation and the wages and associated benefits that we pay to our project managers for the performance of their services.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 286 full-time employees at March 31, 2008 to 357 full-time employees at March 31, 2009. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization, and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support our continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums.  We expect general and administrative expenses to decrease as a percentage of total annual revenues as we leverage our current infrastructure and employee base.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing, and (e) other related overhead. During the three months ended March 31, 2009 and 2008, we capitalized internal software and development costs of $0.6 and $0.0 million, respectively, in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at March 31, 2009. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Effective as of January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share Based Payment, or SFAS No. 123(R), using the modified prospective method. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three months ended March 31, 2009 and 2008, we recorded expenses of approximately $2.8 million and $2.2 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through March 31, 2009, a future expense of non-vested options of approximately $19.6 million is expected to be recognized over a weighted average period of 2.5 years and a future expense of restricted stock awards of approximately $3.9 million is expected to be recognized over a weighted average period of 3.0 years. For stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model and for stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a trinomial valuation model. Had we continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three months ended March 31, 2009.

Other Expense and Income

Other expense and income consist primarily of interest income earned on cash balances, gain or loss on foreign currency transactions and other non-operating income. We historically have invested our cash in money market funds, municipal bonds and auction rate securities.

Interest Expense

Interest expense consists of interest on our debt facilities.

Consolidated Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

The following table summarizes our revenues for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31.		Percentage
	2009	2008	Change
Revenues:
Demand response solutions	$16,800	$17,608	(4.6)%
Energy management solutions	1,623	1,004	61.7%
Total revenues	$18,423	$18,612	(1.0)%

During the three months ended March 31, 2009, our demand response solutions revenues decreased by $0.8 million, or 4.6%, as compared to the three months ended March 31, 2008.  The decrease was primarily due to the expiration of our fixed price contracts with ISO-NE and CL&P and lower energy payments partially offset by an increase in our MW under management in certain operating areas and our expansion into new markets.  In addition, we did not recognize any revenues from our participation in the PJM Emergency Load Response Program, or the ELRP, during the three months ended March 31, 2009 because we recognize capacity-based revenue from the ELRP over its delivery period of June through September.

During the three months ended March 31, 2009, our energy management solutions revenues increased by $0.6 million, or 61.7%, as compared to the three months ended March 31, 2008.  The increase primarily resulted from our acquisition in May 2008 of South River Consulting, LLC, or SRC, an energy procurement and risk management services provider.  During the three months ended March 31, 2009, we recognized revenue of $0.7 million related to the SRC acquisition compared to $0.0 million during the three months ended March 31, 2008.

We currently expect our revenues to increase in 2009 compared to 2008 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities. We currently expect that revenues for the second quarter of 2009 will increase compared to the same period in 2008, primarily as a result of our increased participation in the PJM demand response market and our recognizing capacity-based revenue from the ELRP over its delivery period of June through September.  We also currently expect our revenues to trend higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Three Months Ended March 31,
2009		2008
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$7,898	42.9%	$6,471	34.8%

Our gross profit increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the increase in our MW under management in our operating regions and more favorable contract terms with our commercial, institutional and industrial customers. Our gross margin increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to more favorable contract terms with our commercial, institutional and industrial customers.

Operating Expenses

The following tables summarize our operating expenses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2009	2008	Change
Operating Expenses:
Selling and marketing expenses	$8,667	$6,474	33.9%
General and administrative expenses	9,702	9,922	(2.2)%
Research and development expenses	1,537	1,772	(13.3)%
Total	$19,906	$18,168	9.6%

Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 286 full-time employees at March 31, 2008 to 357 full-time employees at March 31, 2009. We expect to continue to hire employees to support our growth for the foreseeable future.  In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

In certain forward capacity markets in which we choose to participate, such as PJM, we may enable our commercial, institutional and industrial customers up to twelve months in advance of enrolling them in a particular program. This market feature creates a longer average lag time across our portfolio from the point in time when we consider a MW to be under management to when we earn revenues from that MW. Because we incur selling and marketing and operational expenses, including salaries and related personnel costs, at the time of enablement, we believe there may be a trend of higher up-front costs than we have incurred historically.

Selling and Marketing Expenses

	Three Months Ended March 31,		Percentage
	2009	2008	Change
Payroll and related costs	$5,670	$4,584	23.7%
Stock-based compensation	1,025	802	27.8%
Other	1,972	1,088	81.3%
Total	$8,667	$6,474	33.9%

The increase in selling and marketing expenses was primarily driven by the costs associated with an increase in the number of selling and marketing full-time employees from 101 at March 31, 2008 to 130 at March 31, 2009. Also contributing to the increase in selling and marketing expenses for the three months ended March 31, 2009 as compared to the same period in 2008 was an increase in sales commissions payable to certain of our selling and marketing employees, which commissions are reflective of the increase in MW under management for the three months ended March 31, 2009. The increase in other selling and marketing expenses for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to increases in professional services of $0.2 million, marketing costs of $0.3 million and allocated facility costs of $0.4 million.

General and Administrative Expenses

	Three Months Ended March 31,		Percentage
	2009	2008	Change
Payroll and related costs	$4,975	$5,040	(1.3)%
Stock-based compensation	1,626	1,303	24.8%
Other	3,101	3,579	(13.4)%
Total	$9,702	$9,922	(2.2)%

The decrease in general and administrative expenses was primarily due to a reduction in professional service related expenses.  General and administrative full-time employees increased from 144 at March 31, 2008 to 180 at March 31, 2009.  The increase in wages associated with the increase in full-time employees was offset by the reallocation of certain employee-related expenses to selling and marketing expenses and research and development expenses and an increase in the allocation of internal payroll and related costs specifically related to customer sites to cost of goods sold.

Research and Development Expenses

	Three Months Ended March 31,		Percentage
	2009	2008	Change
Payroll and related costs	$848	$1,320	(35.8)%
Stock-based compensation	168	80	110.0%
Other	521	372	40.1%
Total	$1,537	$1,772	(13.3)%

The decrease in research and development expenses was primarily due to the capitalization of $0.6 million of internal software development costs during the three months ended March 31, 2009 compared to $0.0 million capitalized during the three months ended March 31, 2008. Research and development full-time employees increased from 41 at March 31, 2008 to 47 at March 31, 2009.  The increase in other research and development expenses was primarily due to an increase in facility expenses.

Other Expense and Income

 Other expense and income for the three months ended March 31, 2009 was $0.3 million as compared to $1.0 million for the three months ended March 31, 2008.  The decrease in other expense and income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the global decrease in interest rates, which has reduced the yields on our investments and, to a lesser extent, lower average investment balances and the recognition of a net foreign currency transaction loss.

Interest Expense

Interest expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.3 million, respectively. Interest expense includes interest on our outstanding debt and amortization of deferred financing fees.  The decrease in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to lower interest rates on our outstanding debt resulting from the replacement of our BlueCrest Capital Finance, L.P., or BlueCrest, debt facility with the revolving credit and term loan facility with Silicon Valley Bank, or SVB, which occurred in August 2008.

Income Taxes

We had a provision for income taxes of $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2009 and March 31, 2008.  The provision for income taxes relates to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2009.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant losses. As of March 31, 2009, we had an accumulated deficit of $83.0 million. As of March 31, 2009, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $55.0 million, a decrease of $7.8 million from the December 31, 2008 balance of $62.8 million. In addition, we had $13.3 million available under our credit and term loan facility with SVB as of March 31, 2009. We are contingently liable for $17.3 million in connection with unused letters of credit under the SVB credit facility. Included in the March 31, 2009 and December 31, 2008 restricted cash balances are amounts used to collateralize unused letters of credit in the amount of $1.1 million and $1.4 million, respectively.

Our investments in securities included state and municipal bonds at March 31, 2009. They have been classified as available-for-sale and included in short-term investments on our accompanying condensed consolidated balance sheet. Our holdings of marketable securities as of March 31, 2009 and December 31, 2008 were $0.5 million and $2.0 million, respectively.

We believe our existing cash, cash equivalents and marketable securities at March 31, 2009, our anticipated net cash flows from operating activities and amounts available under our credit and term loan facility with SVB will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our demand response solutions to utilities and grid operators and any letters of credit or security deposits required by those utilities and grid operators, the introduction and market acceptance of new demand response and energy management solutions, and the expansion of our sales and marketing and research and development activities. To the extent that our cash, cash equivalents and marketable securities, our anticipated net cash flows from operating activities and amounts available under our credit and term loan facility with SVB are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Cash flows used in operating activities	$(5,326)	$(5,474)
Cash flows used in investing activities	(1,040)	(15,874)
Cash flow provided by (used in) financing activities	53	(459)
Net decrease in cash and cash equivalents	$(6,313)	$(21,807)

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2009 was $5.3 million and consisted of a $12.5 million net loss, which was offset by approximately $1.3 million of net cash provided by working capital and other activities and by $6.0 million of non-cash items, primarily consisting of depreciation and amortization, interest expense, unrealized foreign exchange transaction loss, deferred tax liabilities and stock-based compensation charges. Cash provided by working capital consisted of a decrease of $6.9 million in unbilled revenues relating to the PJM demand response market, a decrease in accounts receivable of $1.0 million due to the timing of cash receipts under the demand response programs in which we participate, and an increase in deferred revenue of $0.5 million. These amounts were partially offset by cash used for working capital and other activities, which reflected a $4.5 million decrease in accrued capacity payments, the majority of which was related to the PJM demand response market, a decrease of $0.6 million in payroll and related expenses, a decrease of $0.7 million in accounts payable and accrued expenses and an increase of $1.2 million in prepaid expenses and other current assets.

Cash used in operating activities for the three months ended March 31, 2008 was $5.5 million and consisted of an $11.0 million net loss partially offset by $1.1 million of net cash provided by working capital and other activities and by $4.4 million of non-cash items, consisting primarily of depreciation and amortization and stock-based compensation charges. Cash provided by working capital and other activities consisted of a $2.0 million decrease in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, a $1.0 million increase in accrued capacity payments and a $0.3 million decrease in prepaid expenses and other current assets.  These amounts were partially offset by an increase of $0.6 million in accounts payable and accrued expenses, an increase of $1.0 million in deferred revenues as our operations continued to grow and a decrease of $0.6 million in accrued payroll and related expenses.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1.0 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, our principal cash investments related to installation services used to build out and expand our demand response and energy management solutions and purchases of property and equipment. For the three months ended March 31, 2009, sales of available-for-sale securities were $1.5 million.  Also, for the three months ended March 31, 2009, we had a decrease in restricted cash of $0.3 million primarily as a result of our financing arrangement with SVB, which allows for the issuance of letters of credit in connection with demand response programs in which we may participate.

For the three months ended March 31, 2008, cash used in investing activities was $15.9 million. Our principal cash investments related to installation services used to build out and expand our demand response and energy management solutions, purchases of property and equipment, and the cash portion earnout for our acquisition of Mdenergy, LLC, or MDE. For the three months ended March 31, 2008, purchases of available-for-sale securities were approximately $10.1 million and sales of available-for-sale maturities were $11.7 million.  During the three months ended March 31, 2008, we increased our restricted cash and deposits for demand response programs in which we participated by $10.0 million.  During the three months ended March 31, 2008, we incurred $4.0 million in capital expenditures, of which $2.8 million was related to office equipment, $0.8 million was related to demand response equipment and $0.4 million was related to other miscellaneous expenditures. In addition, we paid $3.4 million related to the earnout obligation incurred in connection with our acquisition of MDE.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $0.1 million for the three months ended March 31, 2009. Cash flows used in financing activities were $0.5 million for the three months ended March 31, 2008. Cash flows provided by (used in) financing activities consisted of the following:

Equity Financing Activities

We received approximately $0.1 million and $0.1 million, respectively, from exercises of options to purchase shares of our common stock during the three months ended March 31, 2009 and March 31, 2008.

Credit Facility Borrowings

In August 2008, we and one of our subsidiaries entered into a $35.0 million secured revolving credit and term loan facility with SVB, under which SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account. This credit facility replaced our credit facility with BlueCrest. All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date. Our obligations under this credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. This credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. This credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. We were in compliance with all financial covenants under this credit facility at March 31, 2009. As of March 31, 2009, we had borrowings of $4.4 outstanding under the SVB credit and term loan facility in addition to an aggregate of $17.3 million in letters of credit issued for our account. For additional information regarding the credit and term loan facility with SVB, see Note 6 to our unaudited condensed consolidated financial statements contained herein.

During the three months ended March 31, 2009, we made scheduled payments on our outstanding debt and capital lease obligations of $0.1 million. During the three months ended March 31, 2008, we made scheduled payments on our outstanding debt and capital lease obligations of $0.6 million.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to the demand response programs in which we participate. Our capital expenditures totaled $2.9 million and $4.0 million during the three months ended March 31, 2009 and 2008, respectively. As we continue to grow, we expect our capital expenditures for 2009 to increase as compared to 2008. In the event that the California Public Utilities Commission approves our proposed Clean Gen contract with San Diego Gas & Electric Company, or SDG&E, to provide up to 25 additional MW of capacity in SDG&E’s service territory, we estimate that we will make capital expenditures of approximately $4.4 million related to environmental control facilities associated with this contract.

Contractual Obligations

As of March 31, 2009, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009, has not materially changed.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of March 31, 2009, we had outstanding letters of credit totaling $17.3 million.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.  There have been no material changes to these estimates during the three months ended March 31, 2009 except as follows: for stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model and for stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a trinomial valuation model. Had we continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three months ended March 31, 2009.  For a detailed explanation of the other judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2009, we had $4.4 million of outstanding debt under our credit and term loan facility with SVB that is subject to floating interest rates.  Based on our outstanding floating rate debt as of March 31, 2009, an increase of 1% in SVB’s prime rate would result in an increase in our interest expense of approximately $44,000.

The recent market events have not required us to materially modify or change our financial risk management strategies with respect to our exposure to interest rate risk.

We manage our cash and cash equivalents and marketable securities portfolio considering investment opportunities and risks, tax consequences and overall financing strategies. Our investment portfolio consists primarily of cash and cash equivalents, money market funds and commercial paper. We have, in the past, held municipal auction rate securities that have since been redeemed. As our investments are made with highly-rated securities, we are not anticipating any significant impact in the short term from a change in interest rates.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts, or the Court, against us, several of our officers and directors, and certain of the underwriters of our November 2007 follow-on public offering of our common stock. The three class action complaints have been consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008. The lead plaintiff in the consolidated class action claims to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of our common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of our common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleges, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserts, on behalf of the purported Securities Act Class, various claims under the Securities Act against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Exchange Act and Rule 10b-5 against us and the individual officer and director defendants. The amended consolidated class action complaint seeks, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may deem just and proper. The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008 and a hearing on the motion was held on January 8, 2009. The Court took defendants’ motion under advisement following the hearing. During the hearing and thereafter, lead plaintiff expressed an intention to abandon his claims against all defendants under the Securities Act. Lead plaintiff has since voluntarily dismissed the underwriter defendants, against whom only Securities Act claims were alleged, from the matter. The Court has not taken any action on the defendants' motion.

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

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.   During the three months ended March 31, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(b)      Use of Proceeds

We registered shares of our common stock in connection with our initial public offering, or IPO, under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  Through March 31, 2009, approximately $24.5 million of the proceeds from our IPO has been used to fund the operations of our business and for general corporate purposes, approximately $24.4 million has been used to purchase and install equipment, approximately $2.7 million has been used to repay indebtedness and approximately $12.4 million has been used to fund acquisitions and make payments outstanding on prior acquisitions. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b).

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

EnerNOC, Inc.

Date: May 8, 2009	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: May 8, 2009	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.