Form 10-Q
period 2009-06-30
ENERNOC INC
filed 2009-07-27
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

101 Federal Street
Suite 1100
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

There were 20,539,925 shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 24, 2009.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$43,526	$60,782
Restricted cash	177	1,419
Marketable securities	—	2,000
Trade accounts receivable, net of allowance for doubtful accounts of $54 and $37 at June 30, 2009 and December 31, 2008, respectively	13,540	11,150
Unbilled revenue	16,344	11,585
Prepaid expenses, deposits and other current assets	5,064	3,250
Total current assets	78,651	90,186
Property and equipment, net	31,661	26,975
Goodwill	15,046	13,395
Intangible assets, net	5,350	5,140
Deposits and other assets	1,926	998
Total assets	$132,634	$136,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$307	$1,171
Accrued capacity payments	23,233	18,643
Accrued payroll and related expenses	6,582	6,309
Accrued expenses and other current liabilities	4,616	3,822
Deferred revenue	2,380	1,057
Current portion of long-term debt	41	47
Total current liabilities	37,159	31,049
Long-term liabilities
Long-term debt, net of current portion	4,500	4,516
Deferred tax liability	713	362
Other liabilities	1,598	1,547
Total long-term liabilities	6,811	6,425
Commitments and contingencies (Note 8 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,545,349 and 20,254,548 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20	20
Additional paid-in capital	177,356	169,800
Accumulated other comprehensive income (loss)	65	(86)
Accumulated deficit	(88,777)	(70,514)
Total stockholders’ equity	88,664	99,220
Total liabilities and stockholders’ equity	$132,634	$136,694

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$42,402	$23,686	$60,825	$42,298
Cost of revenues	24,267	14,815	34,792	26,957
Gross profit	18,135	8,871	26,033	15,341
Operating expenses:
Selling and marketing expenses	9,212	7,678	17,879	14,189
General and administrative expenses	11,395	10,558	21,097	20,478
Research and development expenses	1,876	1,256	3,413	2,993
Total operating expenses	22,483	19,492	42,389	37,660
Loss from operations	(4,348)	(10,621)	(16,356)	(22,319)
Other income (expense)	189	489	(95)	1,524
Interest expense	(1,403)	(231)	(1,464)	(484)
Loss before income tax expense	(5,562)	(10,363)	(17,915)	(21,279)
Provision for income tax expense	(167)	(73)	(348)	(158)
Net loss	$(5,729)	$(10,436)	$(18,263)	$(21,437)

Basic and diluted net loss per share	$(0.29)	$(0.54)	$(0.91)	$(1.11)
Weighted average number of basic and diluted shares	20,034,562	19,434,228	19,983,803	19,302,329

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities
Net loss	$(18,263)	$(21,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,104	3,568
Amortization of acquired intangible assets	332	645
Stock-based compensation expense	6,074	4,881
Unrealized foreign exchange transaction loss	132	—
Deferred tax provision	351	158
Other, net	46	90
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,387)	310
Unbilled revenue	(4,760)	(3,781)
Prepaid expenses and other current assets	12	(834)
Other assets	(2,765)	(43)
Other noncurrent liabilities	60	124
Deferred revenue	1,309	(1,484)
Accrued capacity payments	4,565	3,999
Accrued payroll and related expenses	809	683
Accounts payable and accrued expenses	(838)	2,492
Net cash used in operating activities	(10,219)	(10,629)

Cash flows from investing activities
Purchase of marketable securities	—	(10,642)
Sales and maturities of marketable securities	2,000	22,732
Payments made for acquisitions of businesses, net of cash acquired	(984)	(7,503)
Purchases of property and equipment	(9,763)	(8,125)
Decrease in restricted cash and deposits for customer programs	1,242	7,127
Net cash (used in) provided by investing activities	(7,505)	3,589

Cash flows from financing activities
Proceeds from exercises of stock options	471	319
Repayment of borrowings and payments under capital leases	(22)	(1,190)
Net cash provided by (used in) financing activities	449	(871)
Effects of exchange rate changes on cash	19	—
Net change in cash and cash equivalents	(17,256)	(7,911)
Cash and cash equivalents at beginning of period	60,782	70,242
Cash and cash equivalents at end of period	$43,526	$62,331

Supplemental disclosure of cash flow information

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$501	$1,791
Issuance of common stock in satisfaction of bonuses	$500	$844

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

The preparation of these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates reflected in these financial statements include stock-based compensation.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the June 30, 2008 statements of operations to conform to the June 30, 2009 presentation. The reclassifications primarily consist of costs related to facilities, information technology, human resources and certain employee-related expenses, such as employee benefits. These reclassifications were determined on a headcount-based allocation. These amounts, which were previously included in general and administrative expenses, have been allocated among cost of revenues, selling and marketing expenses and research and development expenses. The Company believes that by allocating these costs in this manner it better represents the expenses associated with each of these activities.

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2009 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008 and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

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

Comprehensive loss for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(5,729)	$(10,436)	$(18,263)	$(21,437)
Change in unrealized gain on marketable securities	4	—	—	—
Foreign currency translation adjustments	(153)	—	151	—
Total comprehensive loss	$(5,878)	$(10,436)	$(18,112)	$(21,437)

Impairment of Long-Lived Assets

Consistent with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment.  The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment is recognized in earnings and equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life. For the six months ended June 30, 2009, there were no indicators of impairment.

2. Acquisitions

eQuilibrium Solutions Corporation

In June 2009, the Company acquired substantially all of the assets of eQuilibrium Solutions Corporation (eQ), a software company specializing in the development of enterprise sustainability management products and services.  The total purchase price paid by the Company at closing was approximately $751, of which $250 was paid in cash and the remainder of which was paid by the issuance of 21,464 shares of the Company’s common stock that had a value of approximately $501.  These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on The NASDAQ Global Market on June 11, 2009. The Company believes its acquisition of eQ strengthens its position in a nascent yet growing market committed to helping energy and sustainability leaders plan their own response to reach energy efficiency and emissions goals.

The eQ acquisition has been accounted for as a business combination under SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), all of the assets acquired in the transaction are recognized at their acquisition-date fair values, which are preliminary at June 30, 2009.  Transaction costs related to the business combination have been expensed as incurred. The Company’s consolidated financial statements reflect eQ’s results of operations from June 11, 2009 forward.

For purposes of the condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for eQ to the net tangible and intangible assets and goodwill.  However, the Company is in the process of completing its valuation of certain intangible assets.  The difference between the aggregate purchase price and the fair value of assets acquired is allocated to goodwill.  The final allocation of the purchase price to intangible assets and goodwill may differ materially from the information presented herein.

The following table summarizes the preliminary estimate of fair values of the assets acquired at the acquisition date:

Property and equipment	$26
Customer relationships	480
Trade name	50
Non-compete agreements	12
Goodwill	183
Total	$751

Pro forma information has not been provided for this acquisition since the impact to the financial statements was not material.

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date. In addition to the amounts paid at closing, the Company may be obligated to pay to the former holders of SRC membership interests an earnout amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which will be recognized as additional purchase price when earned. The earnout payments have been and will be based on the achievement of certain minimum revenue-based milestones of SRC and have been and will be paid in a combination of cash and shares of the Company’s common stock. These additional earnout payments have been and will be recorded as additional purchase price. The earnout payment related to the May 1, 2008 to April 30, 2009 earnout period amounted to $1,468, of which $734 was paid in cash during the second quarter of 2009 and the remainder of which will be paid by the issuance of 44,776 shares of the Company’s common stock.  The earnout payment, if any, related to May 1, 2009 through April 30, 2010 will be determined during the second quarter of 2010.

Mdenergy, LLC

In September 2007, the Company acquired 100% of the membership interests of Mdenergy, LLC (MDE), an energy procurement service provider, pursuant to the terms of a merger agreement. The total purchase price paid by the Company at closing was approximately $7,900, of which $3,501 was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of the Company’s common stock. In addition to the amounts paid at closing, the Company was obligated to pay to the former holders of MDE membership interests an earnout equal to two times the revenues of MDE’s business during the period from July 1, 2007 through December 31, 2007. The contingent consideration related to the earnout in the amount of approximately $3,357 was paid in January of 2008 and was recorded as additional purchase price.

Pursuant to the merger agreement, the Company was also obligated to pay to certain employees of MDE a cash bonus payment of up to $300 in the first quarter of 2008 and up to $600 in the first quarter of 2009 upon the achievement of certain revenue-based milestones during 2007 and 2008, respectively. The amounts actually earned by, and paid to, the MDE employees in connection with the achievement of the revenue-based milestones during 2007 and 2008 were $300 and $500, respectively, and were charged to operations.

3. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under SFAS No. 141(R), Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with finite lives continue to be amortized over their useful lives. The Company performs its annual impairment test during the fourth quarter. This test will include the two-step approach described in SFAS No. 142.  Step one of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. Based on the Company’s most recent analysis, there has been no impairment of goodwill or other intangible assets.

The following table shows the change of the carrying amount of goodwill from December 31, 2008 to June 30, 2009:

Balance at December 31, 2008	$13,395
Additions during the period	1,651
Balance at June 30, 2009	$15,046

The additions of $1,651 during the period related to $183 for the eQ acquisition and $1,468 for the SRC earnout payment.

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$4,217	$(974)	$4,217	$(767)
Employment agreements and non-compete agreements	182	(78)	170	(53)
Software	—	—	33	(31)
Customer relationships	2,200	(247)	1,720	(149)
Trade name	50	—	—	—
Total	$6,649	$(1,299)	$6,140	$(1,000)

The decrease in software from December 31, 2008 to June 30, 2009 was due to the write-off of fully amortized intangible assets.  Total amortization expense was $163 and $129 for the three months ended June 30, 2009 and 2008, respectively.  Total amortization expense was $332 and $645 for the six months ended June 30, 2009 and 2008, respectively.

4.  Recent Accounting Pronouncements

SFAS No. 165, Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events.  The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  Subsequent events through the filing date of this Quarterly Report on Form 10-Q have been evaluated for disclosure and recognition.

5. Net Loss Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Outstanding options, restricted stock and warrants	1,423,590	1,548,039	1,131,242	1,277,183
Shares held in escrow	122,599	95,111	121,307	65,111
Dilutive weighted average shares outstanding	1,546,189	1,643,150	1,252,549	1,342,294

Included in the weighted average number of common shares outstanding at June 30, 2009 was 44,776 contingently issuable shares of common stock issuable in connection with the acquisition of SRC.  These shares have been included in the calculation as there are no restrictions for issuance except for the passage of time.

The weighted average common shares outstanding at June 30, 2009 excludes 120,000 and 15,767 shares issued in the SRC and eQ acquisitions, respectively, that are held in escrow.  The weighted average common shares outstanding at June 30, 2008 excludes the 35,114 shares issued in the MDE acquisition that were held in escrow.  These shares have been excluded since the escrow agreement contains restrictions on issuance.

6. Fair Value Measurements

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Fair Value Measurement at June 30, 2009 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds (1)	$30,525	$30,525	$—	$—
Total	$30,525	$30,525	$—	$—

(1)  Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet.

At June 30, 2009, the Company had restricted cash of approximately $177 invested in certificates of deposit. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

7. Financing Arrangements

On August 5, 2008, the Company and one of its subsidiaries entered into a $35,000 secured revolving credit and term loan facility with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, which was subsequently amended on May 29, 2009.  Pursuant to the terms of the SVB loan and security agreement, as amended, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account.  The interest on loans under the Company’s revolving credit loan accrues at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election.  The interest on the Company’s term loan accrues at SVB’s prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election.  The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date.  In connection with the issuance or renewal of letters of credit for the Company’s account, the Company is charged a letter of credit fee of 1.25%. The Company expenses the interest and letter of credit fees, as applicable, in the period incurred.

The Company’s obligations under this credit facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property.  This credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control.  In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  This credit facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the credit facility may be accelerated.  The Company was in compliance with all financial covenants under the SVB credit facility at December 31, 2008 and June 30, 2009.

As of June 30, 2009, the SVB revolving credit and term loan facility was fully drawn. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 5, 2010. The Company is also required to pay an unused line fee on the daily unused amount of its facility at a per annum rate of 0.25%. The Company incurred financing costs of $120 in connection with the SVB credit facility, which was deferred and is being amortized to interest expense over the life of the debt. At June 30, 2009, the Company had borrowings of $4,442 accruing interest at 4.0% and letters of credit of $30,539 outstanding under the SVB credit and term loan facility.

8. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $2,047 and $2,386, respectively, at June 30, 2009 and December 31, 2008. These amounts primarily represent up-front payments required by customers to participate in certain programs and ensure that the Company will deliver its committed capacity amounts. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these agreements and has determined it to be remote.

In connection with the Company’s participation in an open market bidding program, the Company entered into an arrangement with a third party to bid capacity into the program and provide the corresponding financial assurance required in connection with the bid. The arrangement included an up-front payment by the Company equal to $2,000, of which $1,200 is being expensed as interest expense and $800 is being deferred in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs.  In addition, the Company will be required to pay the third party an additional contingent fee, up to a maximum of $3,000, based on the revenue that the Company expects to earn in 2012 in connection with the bid.  This additional fee will be recognized as earned.

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

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	2.86%	2.91%
Expected term of options, in years (1)	—	6.25
Vesting term, in years (1)	2.16	—
Expected annual volatility	86%	87%
Expected dividend yield	—%	—%
Exit rate pre-vesting	4.88%	4.88%
Exit rate post-vesting (1)	10.89%	—%

(1) Change in assumptions reflects the Company’s use of a trinomial valuation model as of January 1, 2009.

If the Company had continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three and six months ended June 30, 2009.

In December 2008, the Company’s board of directors approved a one-time offer to the Company’s employees, including its executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of the Company’s common stock as reported on The NASDAQ Global Market on January 21, 2009 (the Exchange). The Exchange closed on January 21, 2009, and the Company exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who are not also executive officers of the Company, 142,179 options with an exercise price per share of $11.47 for executive officers who are not also directors of the Company and 45,653 options with an exercise price per share of $12.94 for the Company’s directors. On the date of the Exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the Exchange.  As such, there is no incremental fair value of the new options, and the Company will not record additional compensation expense related to the Exchange.  The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

The following is a summary of the Company’s stock option activity as of June 30, 2009 and the stock option activity for all stock option plans during the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	2,746,835	$0.11 - $48.54	$13.88
Granted	915,354		11.10
Exercised	(207,002)		2.26	$1,308
Cancelled	(856,382)		28.39	—
Outstanding at end of period	2,598,805	$0.11 - $48.54	8.65	35,629
Remaining contractual life in years: 7.1
Exercisable at end of period	836,154	$0.11 - $48.54	$7.19	$12,904
Remaining contractual life in years: 7.4

(1)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on the date of exercise or June 30, 2009, as appropriate, and the exercise price of the underlying options.

The Company recognized stock-based compensation expense of $6,074 and $4,881 during the six months ended June 30, 2009 and 2008, respectively.  The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of June 30, 2009 was $18,123, which is to be recognized over a weighted average period of 2.3 years.  For restricted stock at June 30, 2009, the Company had $3,632 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.7 years.

During the first quarter of 2009, certain of the Company’s executives received their performance-based bonus awards in shares of fully-vested common stock of the Company.  The shares issued totaled 45,085 and had an approximate value of $500.

During the second quarter of 2009, the Company granted to certain members of its board of directors an aggregate of 24,000 fully-vested options to purchase shares of the Company’s common stock and 16,000 shares of the Company’s common stock, which had an estimated combined fair value of $718.

10. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.  The Company has recorded a deferred tax provision for $182 and $73, respectively, related to tax deductible goodwill for the three months ended June 30, 2009 and 2008. The Company has recorded a deferred tax provision for $351 and $158, respectively, related to tax deductible goodwill for the six months ended June 30, 2009 and 2008. Amounts due to various states for excise taxes are included in general and administrative expenses, accrued expenses and other current liabilities as of June 30, 2009 and December 31, 2008.

11. Industry Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment.

During the three and six months ended June 30, 2009 and 2008, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended June 30,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$23,125	54.5%	$6,640	28.0%
Customer 2	12,441	29.3%	8,411	35.5%
Customer 3	*	*	4,646	19.6%
Total	$35,566	83.8%	$19,697	83.1%

	Six Months Ended June 30,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Customer 1	$23,167	38.1%	$19,495	46.1%
Customer 2	26,959	44.3%	7,514	17.8%
Customer 3	*	*	8,632	20.4%
Total	$50,126	82.4%	$35,641	84.3%

*Less than 10% of total revenues.

12. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows. In addition to ordinary-course litigation, the Company is a party to the litigation described below.

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts (the Court) against the Company, several of its officers and directors (the individual defendants), and certain of the underwriters of the Company’s November 2007 follow-on public offering of its common stock. The three class action complaints were consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008. The lead plaintiff in the consolidated class action claimed to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of the Company’s common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of the Company’s common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserted, on behalf of the purported Securities Act Class, various claims under the Securities Act of 1933, as amended (Securities Act), against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Securities Exchange Act of 1934, as amended, and Rule 10b-5 against the Company and the individual defendants. The amended consolidated class action complaint sought, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may have deemed just and proper. The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008 and a hearing on the motion was held on January 8, 2009. The Court took defendants’ motion under advisement following the hearing. On February 10, 2009, the lead plaintiff voluntarily dismissed all claims against the underwriter defendants.  On May 13, 2009, the Court granted the Company’s and the individual defendants’ motion to dismiss and dismissed the lead plaintiff’s remaining claims without leave to replead.  On June 9, 2009, the Court endorsed a joint stipulation in which the lead plaintiff abandoned any right of appeal and the parties agreed not to pursue sanctions in connection with the suit.

In addition, in May 2008, a complaint was filed derivatively on the Company’s behalf in the Court against several of the Company’s officers and directors and certain of the underwriters of the Company’s follow-on public offering. The derivative complaint alleged various common law and equitable claims, including, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings and other public statements from November 1, 2007 to May 14, 2008. The derivative plaintiff sought, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may have deemed proper. On August 12, 2008, the Court stayed the Company’s obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ motion to dismiss the amended consolidated class action complaint. On June 25, 2009, following dismissal of the amended consolidated class action complaint, the derivative plaintiff voluntarily dismissed the action without prejudice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the fiscal year ended December 31, 2008 and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of clean and intelligent energy solutions. We use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites to enable a more information-based and responsive, or intelligent, electric power grid. Our customers are electric power grid operators and utilities, as well as commercial, institutional and industrial end-users of electricity. Our demand response and energy management solutions help optimize the balance of electric supply and demand, provide cost-efficient alternatives to traditional generation resources and drive cost-savings for our customers. Grid operators and utilities pay us a stream of recurring cash flows for managing demand response capacity that we share with participating end-use customers. To date, we have received substantially all of our revenues from these grid operators and utilities, and we make payments to end-users of electricity for both contracting to reduce electricity usage and actually doing so when called upon.

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

Since inception, our business has grown substantially. With approximately 2,400 commercial, institutional and industrial customers across approximately 5,450 customer sites in our demand response network and over 3,150 megawatts, or MW, of demand response capacity under our management as of June 30, 2009, we believe that we are the largest national demand response solutions provider focused on the commercial, institutional and industrial market.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $88.8 million from inception to June 30, 2009. Our net losses were $5.7 million and $18.2 million, respectively, for the three and six months ended June 30, 2009.

Significant Recent Developments

In May 2009, the United States District Court for the District of Massachusetts dismissed without leave to replead the consolidated securities class action lawsuit filed against us and certain of our officers and directors.  In June 2009, following dismissal of the securities class action lawsuit, the plaintiff in a derivative lawsuit filed against certain of our officers and directors and certain of the underwriters of our follow-on public offering voluntarily dismissed the lawsuit without prejudice.  Please refer to Part II, Item 1 of this Quarterly Report on Form 10-Q entitled “Legal Proceedings” for a detailed description of the dismissal of the consolidated securities class action lawsuit.

In June 2009, we acquired substantially all of the assets of eQuilibrium Solutions Corporation, or eQ, a software company specializing in the development of enterprise sustainability management products and services, for a purchase price equal to approximately $0.8 million consisting of both cash and shares of our common stock.  We believe that the acquisition of eQ strengthens our position in a nascent yet growing market committed to helping energy and sustainability leaders plan their own response to reach energy efficiency and emissions goals.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our demand response and energy management solutions. Our revenues from our demand response solutions primarily consist of capacity and energy payments. We derive revenues from demand response capacity that we make available in open market programs, which are open market bidding opportunities established by grid operators or utilities. In these open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by hour, day, month, bidding period or supplemental, new or modified programs. In certain markets, we enter into long-term capacity contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response solutions.  Revenues have historically increased in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

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

We account for incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral or delay of revenue recognition in accordance with paragraph 4 of Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs.  We had deferred contract origination costs of approximately $0.9 million as of June 30, 2009 and $0.0 million as of December 31, 2008. These deferred expenses would not have been incurred without our participation in an open market bidding program and will be expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of June 30, 2009, we had over 3,150 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to over 3,150 MW of demand response capacity. In most of the markets in which we originally focused our growth, we generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we materially increased our participation beginning in the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our end-use customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW.

Our portfolio of additional energy management solutions includes our EPS and MBCx solutions and emissions tracking and trading support.  Our EPS solutions provide our end-use customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation. We receive a monthly fee from the competitive electricity provider based upon the actual consumption of electricity used by our end-use customers or a consulting fee from the end-use customer directly. Our MBCx solutions combine advanced metering applications and energy analytics and control to provide our end-use customers with the ability to identify energy efficiency opportunities through the continuous analysis of those end-use customers’ real-time energy data.   We also use our PowerTrak platform to deliver emissions tracking and trading support.  We generally receive either a subscription-based fee or a percentage savings fee for these energy management solutions.  Revenues derived from our energy management solutions increased from $2.8 million to $3.1 million, respectively, for the six months ended June 30, 2008 and 2009.

Revenues generated from open market sales to PJM, a grid operator customer, accounted for 55% and 28%, respectively, of our total revenues in each of the three months ended June 30, 2009 and 2008 and 38% and 46%, respectively, of our total revenues in each of the six months ended June 30, 2009 and 2008.

Revenues generated from two fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 29% and 36%, respectively, of our total revenues in each of the three months ended June 30, 2009 and 2008 and 44% and 18%, respectively, of our total revenues in each of the six months ended June 30, 2009 and 2008. Our two fixed price contracts with ISO-NE expired on May 31, 2008.  In addition, 0% and 20%, respectively, of our total revenues for each of the three months ended June 30, 2009 and 2008 and 0% and 20%, respectively, of our total revenues for each of the six months ended June 30, 2009 and 2008 were generated under a fixed price contract with The Connecticut Light and Power Company, or CL&P, which expired on December 31, 2008.  We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE and CL&P in other available demand response programs.

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

Gross Profit

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our demand response and energy management solutions, (b) the selling price of our solutions, (c) our cost of revenues, (d) the introduction of new clean and intelligent energy solutions and (e) our ability to open and enter new markets and regions and expand deeper into markets we already serve.  In addition, gross profit will be affected by the way in which we manage our portfolio of demand response capacity in certain supplemental demand response programs and capacity arrangements in which we participate, in order to maximize payments that we receive for that capacity.  These supplemental programs and capacity arrangements are administered by grid operators and utilities in certain regions to augment existing open market bidding programs and are designed to create higher incentives for participants to locate capacity in certain geographic areas and to account for changes in supply or demand forecast within a specific region.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 314 full-time employees at June 30, 2008 to 358 full-time employees at June 30, 2009. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities. We expect annual selling and marketing expenses to decrease as a percentage of total annual revenues as we leverage our current sales and marketing personnel.

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support our continued growth. We expect general and administrative expenses to decrease as a percentage of total annual revenues as we leverage our current infrastructure and employee base.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing and (e) other related overhead. During the three and six months ended June 30, 2009, we capitalized internal software and development costs of $0.6 million and $1.2 million, respectively, in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and the amount is included as software in property and equipment at June 30, 2009. During the three and six months ended June 30, 2008, we capitalized internal software and development costs of $0.7 million and $0.7 million, respectively. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Stock-based compensation is recognized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share Based Payment, or SFAS No. 123(R). SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. For the three and six months ended June 30, 2009, we recorded expenses of approximately $3.3 million and $6.1 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through June 30, 2009, a future expense of non-vested options of approximately $18.1 million is expected to be recognized over a weighted average period of 2.3 years and a future expense of restricted stock awards of approximately $3.6 million is expected to be recognized over a weighted average period of 2.7 years. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and for stock options granted on or after January 1, 2009, the fair value of each award is estimated on the date of grant using a trinomial valuation model. If we had continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three and six months ended June 30, 2009.

In December 2008, our board of directors approved a one-time offer to our employees, including our executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of our common stock as reported on The NASDAQ Global Market on January 21, 2009, which we refer to as the exchange. The exchange closed on January 21, 2009, and we exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who are not also our executive officers, 142,179 options with an exercise price per share of $11.47 for executive officers who are not also our directors and 45,653 options with an exercise price per share of $12.94 for our directors.  On the date of the exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged options calculated immediately prior to the exchange.  As such, there is no incremental fair value of the new options, and we will not record additional compensation expense related to the exchange.  We will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

Other Income and Expense

Other income and expense consist primarily of interest income earned on cash balances, gain or loss on foreign currency transactions and other non-operating income. We historically have invested our cash in money market funds, treasury funds, commercial paper, municipal bonds and auction rate securities. We do not currently hold any auction rate securities.

Interest Expense

Interest expense consists of interest on our debt facilities and fees associated with issuing letters of credit.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2009	2008	Change
Revenues:
Demand response solutions	$40,904	$21,868	87.0%
Energy management solutions	1,498	1,818	(17.6)%
Total revenues	$42,402	$23,686	79.0%

	Six Months Ended June 30,		Percentage
	2009	2008	Change
Revenues:
Demand response solutions	$57,704	$39,476	46.2%
Energy management solutions	3,121	2,822	10.6%
Total revenues	$60,825	$42,298	43.8%

During the three and six months ended June 30, 2009, our demand response solutions revenues increased by $19.0 million and $18.2 million, respectively, from the same periods in 2008. The increase in our demand response solutions revenues was primarily attributable to an increase in our MW under management in the following operating areas:

	June 30, 2009
	3 months ended	6 months ended
PJM	$16,418	$15,619
Tennessee Valley Authority	930	1,185
Tampa Electric Company	535	1,351
Other	1,153	73
Total	$19,036	$18,228

During the three months ended June 30, 2009, our energy management solutions revenues decreased by $0.3 million, or 18%, as compared to the three months ended June 30, 2008. The decrease was primarily due to a $0.2 million reduction in energy efficiency audits performed during the period. During the six months ended June 30, 2009, our energy management solutions revenues increased by $0.3 million, or 11%, as compared to the six months ended June 30, 2008. The increase primarily resulted from our acquisition in May 2008 of South River Consulting, LLC, or SRC, an energy procurement and risk management services provider. During the six months ended June 30, 2009, we recognized revenue of $1.5 million related to the SRC acquisition compared to $0.6 million during the six months ended June 30, 2008.  This increase was partially offset by a reduction in energy efficiency audits performed during the period.

We currently expect our revenues to increase in 2009 compared to 2008 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

Three Months Ended June 30,
2009		2008
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$18,135	42.8%	$8,871	37.5%

Six Months Ended June 30,
2009		2008
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$26,033	42.8%	$15,341	36.3%

Our gross profit increased during the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 primarily due to the increase in our MW under management in the ELRP during the first half of 2009.  The increase in gross profit was also attributable to an increase in our MW under management in all of our operating regions, including PJM, from 1,643 at June 30, 2008 to over 3,150 at June 30, 2009, as well as more favorable contract terms with our commercial, institutional and industrial customers.

Our gross margin increased during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 primarily due to the way in which we managed our portfolio of demand response capacity in certain supplemental demand response programs and capacity arrangements in which we participate, in order to maximize payments that we receive for that capacity.  These supplemental programs and capacity arrangements are administered by grid operators and utilities in certain regions to augment existing open market bidding programs and are designed to create higher incentives for participants to locate capacity in certain geographic areas and to account for changes in supply or demand forecast within a specific region.  The increase in gross margin during the three and six months ended June 30, 2009 as compared to the same periods in 2008 was also attributable to more favorable contract terms with our commercial, institutional and industrial customers. Overall, the percentage increase in revenues was higher than the percentage increase in cost of revenues, and therefore our gross margin percentage increased.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Percentage Change
Operating Expenses:
Selling and marketing expenses	$9,212	$7,678	20.0%
General and administrative expenses	11,395	10,558	7.9%
Research and development expenses	1,876	1,256	49.4%
Total	$22,483	$19,492	15.3%

	Six Months Ended June 30,
	2009	2008	Percentage Change
Operating Expenses:
Selling and marketing expenses	$17,879	$14,189	26.0%
General and administrative expenses	21,097	20,478	3.0%
Research and development expenses	3,413	2,993	14.0%
Total	$42,389	$37,660	12.6%

Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 314 full-time employees at June 30, 2008 to 358 full-time employees at June 30, 2009. We expect to continue to hire employees to support our growth for the foreseeable future.  In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

In certain forward capacity markets in which we choose to participate, such as PJM, we may enable our commercial, institutional and industrial customers up to twelve months in advance of enrolling them in a particular program. This market feature creates a longer average revenue recognition lag time across our end-use customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from that MW. Because we incur selling and marketing and operational expenses, including salaries and related personnel costs, at the time of enablement, we believe there may be a trend of higher up-front costs than we have incurred historically.

Selling and Marketing Expenses

	Three Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$6,263	$5,259	19.1%
Stock-based compensation	795	909	(12.5)%
Other	2,154	1,510	42.6%
Total	$9,212	$7,678	20.0%

	Six Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$11,933	$9,930	20.2%
Stock-based compensation	1,820	1,711	6.4%
Other	4,126	2,548	61.9%
Total	$17,879	$14,189	26.0%

The increase in selling and marketing expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily driven by the costs associated with an increase in the number of selling and marketing full-time employees from 105 at June 30, 2008 to 130 at June 30, 2009. Also contributing to the increase in selling and marketing expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was an increase in sales commissions payable to certain members of our sales force, which is reflective of the increase in MW under management and increase in gross profit for the three and six months ended June 30, 2009, as well as the timing associated with our hiring new full-time employees during 2009 as compared to 2008. The increase in other selling and marketing expenses for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to increases in professional services of $0.2 million and allocated facility costs of $0.5 million. The increase in other selling and marketing expenses for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to increases in professional services of $0.4 million, marketing expenses of $0.2 million and allocated facility costs of $0.9 million.

General and Administrative Expenses

	Three Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$5,663	$5,412	4.6%
Stock-based compensation	2,301	1,636	40.6%
Other	3,431	3,510	(2.3)%
Total	$11,395	$10,558	7.9%

	Six Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$10,638	$10,451	1.8%
Stock-based compensation	3,928	2,940	33.6%
Other	6,531	7,087	(7.8)%
Total	$21,097	$20,478	3.0%

The increase in general and administrative expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to the grant of fully-vested options to purchase shares of our common stock and the grant of shares of our common stock to certain members of our board of directors. General and administrative full-time employees increased from 170 at June 30, 2008 to 180 at June 30, 2009, which also contributed to the increase in general and administrative expenses. The increase in wages associated with the increase in full-time employees was offset by the reallocation of certain employee-related expenses to selling and marketing expenses and research and development expenses and the allocation of internal payroll and related costs specifically related to customer sites to cost of goods sold.

Research and Development Expenses

	Three Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$998	$755	32.2%
Stock-based compensation	158	149	6.0%
Other	720	352	104.5%
Total	$1,876	$1,256	49.4%

	Six Months Ended June 30,
	2009	2008	Percentage Change
Payroll and related costs	$1,846	$2,059	(10.3)%
Stock-based compensation	326	230	41.7%
Other	1,241	704	76.3%
Total	$3,413	$2,993	14.0%

The increase in research and development expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 39 at June 30, 2008 to 48 at June 30, 2009. This was partially offset by capitalized internal software and development costs of $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2009 as compared to $0.7 million and $0.7 million, respectively, for the same periods in 2008. The increase in other research and development expenses was primarily due to an increase in facility, human resources and information technology expenses of $0.2 million and $0.3 million, respectively, as well as professional fees of $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2009.

Other Income and Expense

Other income for the three months ended June 30, 2009 was $0.2 million as compared to $0.5 million for the three months ended June 30, 2008. Other expense for the six months ended June 30, 2009 was $0.1 million as compared to other income of $1.5 million for the six months ended June 30, 2008.  The change in other income and expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to the global change in interest rates, which has affected the yields on our investments and, to a lesser extent, lower average investment balances and the recognition of a net foreign currency transaction loss.

Interest Expense

Interest expense for the three months ended June 30, 2009 and 2008 was $1.4 million and $0.2 million, respectively. Interest expense for the six months ended June 30, 2009 and 2008 was $1.5 million and $0.5 million, respectively. Interest expense includes interest on our outstanding debt, letters of credit origination fees, and amortization of deferred financing fees.  The increase in interest expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to an increase in outstanding letters of credit, which resulted in additional interest expense of $1.2 million, which was related to the arrangement that we entered into with a third party in May 2009 in connection with bidding capacity into a certain open market bidding program, and $1.0 million, respectively.

Income Taxes

We had a provision for income taxes of $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2009 and 2008.  We had a provision for income taxes of $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2009 and 2008.  The provision for income taxes relates to the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2009.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant losses. As of June 30, 2009, we had an accumulated deficit of $88.8 million and our principal sources of liquidity were cash and cash equivalents totaling $43.5 million, a decrease of $17.3 million from the December 31, 2008 balance of $60.8 million. We are contingently liable for $30.5 million in connection with outstanding letters of credit under the SVB credit facility.

Included in the June 30, 2009 and December 31, 2008 restricted cash balances are amounts used to collateralize outstanding letters of credit in the amount of $0.2 million and $1.4 million, respectively.

As of June 30, 2009, we no longer have investments in marketable securities.  This is a result of a bond that matured in the second quarter of 2009. Our holdings of marketable securities as of December 31, 2008 were $2.0 million, of which $1.5 million was invested in commercial paper and $0.5 million was invested in government securities.

We believe our existing cash and cash equivalents at June 30, 2009 and our anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our demand response solutions to utilities and grid operators and the increasing rate at which letters of credit or security deposits are required by those utilities and grid operators, the introduction and market acceptance of new demand response and energy management solutions, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations.  We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products, although we have no current understandings, commitments or agreements with respect to any such acquisition.  To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities, as well as our $35.0 million credit facility with SVB, which was fully drawn as of June 30, 2009, are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings.  In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we intend to file a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings.  Any equity or equity-linked financing could be dilutive to existing stockholders.  In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Cash flows used in operating activities	$(10,219)	$(10,629)
Cash flows (used in) provided by investing activities	(7,505)	3,589
Cash flows provided by (used in) financing activities	449	(871)
Effects of exchange rate changes on cash	19	—
Net decrease in cash and cash equivalents	$(17,256)	$(7,911)

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2009 was $10.2 million and consisted of an $18.2 million net loss, $4.0 million of net cash used for working capital and other activities offset by $12.0 million of non-cash items, primarily consisting of depreciation and amortization, unrealized foreign exchange transaction loss, deferred tax provision, stock-based compensation charges and other miscellaneous items. Cash used for working capital and other activities consisted of an increase of $4.8 million in unbilled revenues relating to the PJM demand response market, an increase in accounts receivable of $2.4 million due to the timing of cash receipts under the demand response programs in which we participate, an increase in other assets of $2.8 million due to increases in prepaid expenses, and a decrease of $0.8 million in accounts payable and accrued expenses due to the timing of payments. These amounts were partially offset by cash provided by working capital and other activities, which reflected a $1.3 million increase in deferred revenue, a $4.6 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, a $0.8 million increase in accrued payroll and related expenses, and a $0.1 million increase in other noncurrent liabilities.

Cash used in operating activities for the six months ended June 30, 2008 was $10.6 million and consisted of a $21.4 million net loss offset by approximately $1.5 million of net cash provided by working capital and other activities and by $9.3 million of non-cash items, consisting primarily of depreciation and amortization, deferred tax provision, stock-based compensation charges and other miscellaneous items. Cash provided by working capital and other activities primarily reflected a $4.0 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, an increase of $2.5 million in accounts payable and accrued expenses, an increase of $0.7 million in payroll and related expenses, an increase of $0.1 million in other noncurrent liabilities and a $0.3 million decrease in trade accounts receivable. These amounts were partially offset by an increase of $3.8 million in unbilled revenue relating to the PJM demand response market, a decrease of $1.5 million in deferred revenues, and an increase of $0.8 million in prepaid and other assets.

Cash Flows (Used in) Provided by Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 was $7.5 million. Our principal cash investments during this period related to installation services used to build out and expand our demand response and energy management solutions and purchases of property and equipment. Cash provided by the sales of available-for-sale securities was $2.0 million and we had a decrease in restricted cash of $1.2 million primarily as a result of our financing arrangement with SVB, which allows for the issuance of letters of credit in connection with demand response programs in which we may participate. During the six months ended June 30, 2009, we also incurred $9.7 million in capital expenditures primarily related to office equipment, demand response equipment and other miscellaneous expenditures. Additionally, our cash investments included the cash portion of the earnout payment due in connection with our acquisition of SRC of $0.7 million and $0.3 million of cash used for our acquisition of eQ.

Cash provided by investing activities for the six months ended June 30, 2008 was $3.6 million. For the six months ended June 30, 2008, purchases of available-for-sale securities were approximately $10.6 million and sales of available-for-sale maturities were $22.7 million.  Our principal cash investments during this period related to installation services used to build out and expand our demand response programs, purchases of property and equipment, and the cash payments made for acquisitions of businesses totaling $7.5 million. During the six months ended June 30, 2008, we decreased our restricted cash and deposits for customer programs by $7.1 million and incurred $8.1 million in capital expenditures primarily related to office equipment, demand response equipment and other miscellaneous expenditures.

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities was $0.4 million for the six months ended June 30, 2009. Cash used in financing activities was $0.9 million for the six months ended June 30, 2008. Cash provided by financing activities consisted of the following:

Equity Financing Activities

We received approximately $0.5 million and $0.3 million, respectively, from exercises of options to purchase shares of our common stock during the six months ended June 30, 2009 and June 30, 2008.

Credit Facility Borrowings

In August 2008, we and one of our subsidiaries entered into a $35.0 million secured revolving credit and term loan facility with SVB pursuant to a loan and security agreement, which was subsequently amended in May 2009.  Pursuant to the terms of the SVB loan and security agreement, as amended, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account. This credit facility replaced our credit facility with BlueCrest Capital Finance, L.P.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date. Our obligations under this credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. This credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. This credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the credit facility may be accelerated. We were in compliance with all financial covenants under this credit facility at June 30, 2009. As of June 30, 2009, our SVB credit facility was fully drawn, as we had borrowings of $4.4 million outstanding under the SVB credit and term loan facility, in addition to an aggregate of $30.5 million in letters of credit issued for our account. For additional information regarding the credit and term loan facility with SVB, see Note 7 to our unaudited consolidated financial statements contained herein.

During the six months ended June 30, 2009, we made scheduled payments on our outstanding debt and capital lease obligations of $0.1 million. During the six months ended June 30, 2008, we made scheduled payments on our outstanding debt and capital lease obligations of $1.2 million.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $9.8 million and $8.1 million, respectively, during the six months ended June 30, 2009 and 2008. As we continue to grow, we expect our capital expenditures for 2009 to increase as compared to 2008.

Contractual Obligations

As of June 30, 2009, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009, has not materially changed.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of June 30, 2009, we had outstanding letters of credit totaling $30.5 million.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.  There have been no material changes to these estimates during the three months ended June 30, 2009.  For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2009, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.

In March 2008, three purported class action lawsuits were filed in the United States District Court for the District of Massachusetts, or the Court, against us, several of our officers and directors, whom we refer to as the individual defendants, and certain of the underwriters of our November 2007 follow-on public offering of our common stock. The three class action complaints were consolidated by the Court into a single action and an amended consolidated complaint was filed on September 24, 2008. The lead plaintiff in the consolidated class action claimed to represent two purported classes: (i) an “Exchange Act Class” consisting of persons who purchased shares of our common stock from November 1, 2007 through February 27, 2008 and (ii) a “Securities Act Class” consisting of persons who purchased shares of our common stock pursuant or traceable to the follow-on public offering. The lead plaintiff alleged, among other things, that the defendants made false and misleading statements and failed to disclose material information in various SEC filings and other public statements. The amended consolidated class action complaint asserted, on behalf of the purported Securities Act Class, various claims under the Securities Act against all defendants and, on behalf of the purported Exchange Act Class, various claims under the Exchange Act and Rule 10b-5 against us and the individual defendants. The amended consolidated class action complaint sought, among other relief, class certification, unspecified damages, fees, and such other relief as the Court may have deemed just and proper. The defendants filed a motion to dismiss the amended consolidated complaint on October 27, 2008 and a hearing on the motion was held on January 8, 2009. The Court took defendants’ motion under advisement following the hearing. On February 10, 2009, the lead plaintiff voluntarily dismissed all claims against the underwriter defendants.  On May 13, 2009, the Court granted our motion and the motion of the individual defendants to dismiss and dismissed the lead plaintiff’s remaining claims without leave to replead.  On June 9, 2009, the Court endorsed a joint stipulation in which the lead plaintiff abandoned any right of appeal and the parties agreed not to pursue sanctions in connection with the suit.

In addition, on May 14, 2008, a complaint was filed derivatively on our behalf in the Court against several of our officers and directors and certain of the underwriters of our follow-on public offering. The derivative complaint alleged various common law and equitable claims, including, among other things, breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets and unjust enrichment, in connection with purported false and misleading statements and failures to disclose material information in certain SEC filings and other public statements from November 1, 2007 to May 14, 2008. The derivative plaintiff sought, among other relief, unspecified damages, injunctive relief, restitution, disgorgement, fees and such other relief as the Court may have deemed proper. On August 12, 2008, the Court stayed our obligation to respond to the derivative complaint pending a denial, if any, of the defendants’ motion to dismiss the amended consolidated class action complaint.  On June 25, 2009, following dismissal of the amended consolidated class action complaint, the derivative plaintiff voluntarily dismissed the action without prejudice.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.   During the three months ended June 30, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the three months ended June 30, 2009:

(i)          On June 11, 2009, with respect to our previous acquisition of 100% of the membership interests of SRC, we became obligated to issue 44,776 shares of our common stock in connection with an earnout payment due to the former holders of SRC membership interests.

(ii)       On June 12, 2009, in connection with the acquisition of substantially all of the assets of eQ, we issued 21,464 shares of our common stock.

The issuance of the securities described in (i) and (ii) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of these securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Such recipients received written disclosures that the securities have not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of these securities are deemed restricted securities for the purposes of the Securities Act. The sales of these securities were made without general solicitation or advertising.

(b)          Use of Proceeds

We registered shares of our common stock in connection with our initial public offering, or IPO, under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  Through June 30, 2009, approximately $29.4 million of the proceeds from our IPO has been used to fund the operations of our business and for general corporate purposes, approximately $31.3 million has been used to purchase and install equipment, approximately $2.7 million has been used to repay indebtedness and approximately $13.4 million has been used to fund acquisitions and make payments outstanding on prior acquisitions. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 18, 2007 pursuant to Rule 424(b).

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on Wednesday, June 3, 2009, in Boston, Massachusetts, at which the following matters were submitted to a vote of the stockholders:

(a)                               Votes regarding the election of each of the persons named below as class II members to the board of directors for a three-year term and until his successor has been duly elected and qualified or until his earlier resignation or removal were as follows:

	For	Withheld
Richard Dieter	15,188,345	2,945,335
TJ Glauthier	15,133,828	2,945,483

After the meeting, Timothy G. Healy and David B. Brewster continued to serve as our class III directors with terms that expire in 2010 and Adam Grosser, Arthur W. Coviello, Jr. and James L. Turner continued to serve as our class I directors with terms that expire in 2011.

(b)                              Votes regarding ratification of the appointment of the accounting firm of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year were as follows:

For	Against	Abstentions
18,047,157	25,691	60,979

Item 6.  Exhibits.

10.1@	Amended and Restated EnerNOC, Inc. Non-Employee Director Compensation Policy.

10.2	First Loan Modification Agreement, dated as of May 29, 2009, by and among Silicon Valley Bank, EnerNOC, Inc. and EnerNOC Securities Corporation.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

EnerNOC, Inc.

Date: July 27, 2009	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: July 27, 2009	By:	/s/ Neal C. Isaacson
Neal C. Isaacson
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

10.1@	Amended and Restated EnerNOC, Inc. Non-Employee Director Compensation Policy.

10.2	First Loan Modification Agreement, dated as of May 29, 2009, by and among Silicon Valley Bank, EnerNOC, Inc. and EnerNOC Securities Corporation.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@ Management contract, compensatory plan or arrangement.