Form 10-Q
period 2009-09-30
ENERNOC INC
filed 2009-11-09
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 23,980,016 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2009.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$129,926	$60,782
Restricted cash	7,874	1,419
Marketable securities	—	2,000
Trade accounts receivable, net allowance for doubtful accounts of $52 and $37 at September 30, 2009 and December 31, 2008, respectively	20,267	11,150
Unbilled revenue	64,842	11,585
Prepaid expenses, deposits and other current assets	3,807	3,250
Total current assets	226,716	90,186
Property and equipment, net	32,167	26,975
Goodwill	15,016	13,395
Intangible assets, net	5,199	5,140
Deposits and other assets	3,273	998
Total assets	$282,371	$136,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$853	$1,171
Accrued capacity payments	54,413	18,643
Accrued payroll and related expenses	11,466	6,309
Accrued expenses and other current liabilities	2,538	3,822
Deferred revenue	2,500	1,057
Current portion of long-term debt	4,480	47
Total current liabilities	76,250	31,049
Long-term liabilities
Long-term debt, net of current portion	49	4,516
Deferred tax liability	627	362
Other liabilities	1,731	1,547
Total long-term liabilities	2,407	6,425
Commitments and contingencies (Note 8 and Note 13)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,976,265 and 20,254,548 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	23	20
Additional paid-in capital	265,821	169,800
Accumulated other comprehensive income (loss)	10	(86)
Accumulated deficit	(62,140)	(70,514)
Total stockholders’ equity	203,714	99,220
Total liabilities and stockholders’ equity	$282,371	$136,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$103,117	$44,152	$163,942	$86,450
Cost of revenues	51,440	25,792	86,232	52,748
Gross profit	51,677	18,360	77,710	33,702
Operating expenses:
Selling and marketing	11,602	9,525	29,481	23,714
General and administrative	12,155	10,041	33,252	30,519
Research and development	2,111	1,567	5,524	4,560
Total operating expenses	25,868	21,133	68,257	58,793
Income (loss) from operations	25,809	(2,773)	9,453	(25,091)
Other income (expense)	89	319	(6)	1,843
Interest expense	(47)	(584)	(1,511)	(1,068)
Income (loss) before income taxes	25,851	(3,038)	7,936	(24,316)
Benefit from (provision for) income taxes	786	(22)	438	(180)
Net income (loss)	$26,637	$(3,060)	$8,374	$(24,496)

Earnings (loss) per share:
Basic earnings (loss) per common share	$1.21	$(0.16)	$0.40	$(1.26)
Diluted earnings (loss) per common share	$1.12	$(0.16)	$0.38	$(1.26)

Weighted average number of common shares outstanding
Basic	21,938,427	19,606,287	20,703,779	19,406,811
Diluted	23,689,477	19,606,287	22,154,745	19,406,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities
Net income (loss)	$8,374	$(24,496)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,059	5,601
Amortization of acquired intangible assets	514	853
Stock-based compensation expense	9,996	7,390
Impairment of equipment	—	288
Unrealized foreign exchange transaction loss	71	—
Deferred tax liability	265	180
Non-cash interest expense	45	505
Loss on disposal of equipment	19	—
Other, net	14	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(9,119)	(5,270)
Unbilled revenue	(53,257)	(18,643)
Prepaid expenses and other current assets	(1,744)	507
Other assets	(1,615)	(318)
Other noncurrent liabilities	217	449
Deferred revenue	1,410	(2,169)
Accrued capacity payments	35,760	15,609
Accrued payroll and related expenses	5,655	3,969
Accounts payable and accrued expenses	(1,622)	1,063
Net cash provided by (used in) operating activities	3,042	(14,482)

Cash flows from investing activities
Purchase of marketable securities	—	(12,142)
Sales and maturities of marketable securities	2,000	22,742
Payments made for acquisitions of businesses, net of cash acquired	(984)	(7,523)
Purchases of property and equipment	(13,236)	(11,086)
Change in restricted cash and deposits for customer programs	(5,946)	6,665
Net cash used in investing activities	(18,166)	(1,344)

Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	83,485	—
Proceeds from exercises of stock options	792	368
Repayment of borrowings and payments under capital leases	(34)	(1,516)
Net cash provided by (used in) financing activities	84,243	(1,148)
Effects of exchange rate changes on cash	25	—
Net change in cash and cash equivalents	69,144	(16,974)
Cash and cash equivalents at beginning of period	60,782	70,242
Cash and cash equivalents at end of period	$129,926	$53,268

Supplemental disclosure of cash flow information

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$1,235	$1,791
Issuance of common stock in satisfaction of bonuses	$500	$844

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003.  The Company operates in a single segment providing full-service demand response services, energy efficiency, or monitoring-based commissioning, services, energy procurement services and emissions tracking and trading services. The Company uses its Network Operations Center (NOC) and PowerTrak enterprise software platform to remotely manage and reduce electricity consumption across a network of commercial, institutional and industrial customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results. The Company builds upon its position as a leading demand response services provider by using its NOC and scalable PowerTrak technology platform to also deliver a portfolio of additional energy management services to its customers, including cross-selling of these energy management services to existing end-use customers.  These additional services include the Company’s monitoring-based commissioning services, energy procurement services and emissions tracking and trading services. The Company’s demand response and energy management services deliver immediate bottom-line benefits to end-use customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

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

Reclassifications

Certain reclassifications have been made to the September 30, 2008 statements of operations to conform to the September 30, 2009 presentation. The reclassifications primarily consist of costs related to facilities, information technology, human resources and certain employee-related expenses, such as employee benefits. These reclassifications were determined on a headcount-based allocation. These amounts, which were previously included in general and administrative expenses, have been allocated among cost of revenues, selling and marketing expenses, and research and development expenses. The Company believes that by allocating these costs in this manner it better represents the expenses associated with each of these activities.

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2009 or for any other fiscal period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

We evaluated subsequent events through November 9, 2009, the date on which the Company filed this quarterly report on Form 10-Q with the SEC.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$26,637	$(3,060)	$8,374	$(24,496)
Foreign currency translation adjustments	(55)	—	96	—
Total comprehensive income (loss)	$26,582	$(3,060)	$8,470	$(24,496)

Impairment of Property and Equipment

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If these assets are considered to be impaired, the impairment is recognized in earnings and equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If these assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life. For the nine months ended September 30, 2009, there were no indicators of impairment.

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

Transaction costs related to the business combination have been expensed as incurred. The Company’s unaudited consolidated financial statements reflect eQ’s results of operations from June 11, 2009 forward.

The financial information below reflects the final allocation of the purchase price, which was based on preliminary information as of June 30, 2009.  During the three months ended September 30, 2009, the Company allocated $120 to software which had previously been recorded as goodwill as of June 30, 2009.  Additionally, the Company reduced the allocation of customer relationships to $390 from $480, a $90 reduction which was recorded as goodwill.

Property and equipment	$26
Customer relationships	390
Trade name	50
Software	120
Non-compete agreements	12
Goodwill	153
Total	$751

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date.  In addition to the amounts paid at closing, the Company incurred a contingent obligation to pay to the former holders of SRC membership interests an earnout amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earnout payments are based on the achievement of certain minimum revenue-based milestones of SRC and are paid in a combination of cash and shares of the Company’s common stock. These additional earnout payments, if any, are recorded as additional purchase price. The additional purchase price recorded in the second quarter of 2009, which was related to the May 1, 2008 to April 30, 2009 earnout period, totaled $1,468, of which $734 was paid in cash during the second quarter of 2009 and the remainder of which was paid by the issuance of 44,776 shares of the Company’s common stock during the third quarter of 2009.  The final earnout payment, if any, related to the May 1, 2009 through April 30, 2010 earnout period will be determined during the second quarter of 2010.

Mdenergy, LLC

In September 2007, the Company acquired 100% of the membership interests of Mdenergy, LLC (MDE), an energy procurement service provider, pursuant to the terms of a merger agreement. The total purchase price paid by the Company at closing was approximately $7,900, of which $3,501 was paid in cash and the remainder of which was paid by the issuance of 139,056 shares of the Company’s common stock that had a value of approximately $4,399 as of the closing date.  In addition to the amounts paid at closing, the Company was obligated to pay to the former holders of MDE membership interests an earnout payment equal to two times the revenues of MDE’s business during the period from July 1, 2007 through December 31, 2007. The contingent consideration related to the earnout payment in the amount of approximately $3,357 was paid in January 2008 and was recorded as additional purchase price.

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

3. Goodwill and Other Intangible Assets

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with finite lives continue to be amortized over their useful lives. The Company performs its annual impairment test during the fourth quarter using a two-step approach. Step one of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. Based on the Company’s most recent analysis, there has been no impairment of goodwill or other intangible assets.

The following table shows the change of the carrying amount of goodwill from December 31, 2008 to September 30, 2009:

Balance at December 31, 2008	$13,395
Additions during the period	1,621
Balance at September 30, 2009	$15,016

The additions of $1,621 during the nine months ended September 30, 2009 consisted of $153 for the eQ acquisition and $1,468 for the SRC earnout payment.

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	$4,217	$(1,077)	$4,217	$(767)
Employment agreements and non-compete agreements	182	(92)	170	(53)
Software	120	(13)	33	(31)
Customer relationships	2,110	(298)	1,720	(149)
Trade name	50	—	—	—
Total	$6,679	$(1,480)	$6,140	$(1,000)

The increase in software from December 31, 2008 to September 30, 2009 was due to the allocation of purchase price related to the eQ acquisition, offset by the write-off of fully amortized intangible assets in the first half of 2009.  The increase in customer relationships and trade name from December 31, 2008 to September 30, 2009 was due to the allocation of purchase price related to the eQ acquisition.  Total amortization expense was $182 and $208 for the three months ended September 30, 2009 and 2008, respectively.  Total amortization expense was $514 and $853 for the nine months ended September 30, 2009 and 2008, respectively.

4.  Recent Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, which amends Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605), to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective beginning January 1, 2011.  Earlier application is permitted.  The Company is currently evaluating both the timing and the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principle

In July 2009, the FASB issued ASC 105, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principle (ASC 105).  ASC 105 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC 105 superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in ASC 105 will become nonauthoritative.  ASC 105 is effective for interim and annual periods ending after September 15, 2009.   All references made to GAAP in the Company’s condensed consolidated financial statements now use the new codification referencing system.  ASC 105 does not change or alter GAAP; therefore, the adoption did not impact the Company’s financial position or results of operations.

Subsequent Events

In May 2009, the Subsequent Events Topic (ASC 855) was issued.   The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  Subsequent events through the filing date of this quarterly report on Form 10-Q have been evaluated for disclosure and recognition.

5.  Earnings (Loss) Per Common Share

The following represents a reconciliation of shares used to compute basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$26,637	$(3,060)	$8,374	$(24,496)
Denominator:
Basic weighted average common shares outstanding	21,938	19,606	20,704	19,407
Effect of dilutive securities:
Shares held in escrow	136	—	126	—
Incremental shares pursuant to stock options and restricted stock	1,615	—	1,325	—
Weighted average common shares outstanding assuming dilution	23,689	19,606	22,155	19,407

Basic earnings (loss) per common share	$1.21	$(0.16)	$0.40	$(1.26)
Diluted earnings (loss) per common share	$1.12	$(0.16)	$0.38	$(1.26)

Included in the weighted average number of common shares outstanding at September 30, 2009 were 44,776 shares of common stock issued in connection with the acquisition of SRC.

For the three and nine months ended September 30, 2009, 120,000 shares related to the SRC acquisition and 15,767 related to the eQ acquisition were excluded from the basic earnings per common share calculation, however these shares were included in the diluted earnings per common share calculation.  These shares for the three and nine months ended September 30, 2008 were excluded from both the basic and diluted loss per common share calculations.

During the three months ended September 30, 2009, options to purchase 201,988 shares of the Company’s common stock and 100,991 shares of the Company’s restricted stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price or unamortized compensation expense per share was greater than the average market price of the common shares for this respective period, thus making them anti-dilutive.

During the nine months ended September 30, 2009, options to purchase 365,241 shares of the Company’s common stock and 101,991 shares of the Company’s restricted stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price or unamortized compensation expense per share was greater than the average market price of the common shares for this respective period, thus making them anti-dilutive.

6. Fair Value Measurements

The Fair Value Measurements and Disclosures Topic (ASC 820) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurement at September 30, 2009 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds (1)	$100,527	$100,527	$—	$—
	$100,527	$100,527	$—	$—

(1)  Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

At September 30, 2009, the Company had restricted cash of approximately $7,874 invested in certificates of deposit. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable, and accrued expenses included in the condensed consolidated balance sheets approximate fair value given the short-term nature of these financial instruments.

7. Financing Arrangements

On August 5, 2008, the Company and one of its subsidiaries entered into a $35,000 secured revolving credit and term loan facility with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, which was subsequently amended on May 29, 2009 (the Credit Facility).  Pursuant to the terms of the Credit Facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account.  The interest on loans under the Company’s revolving credit loan accrues at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election.  The interest on the Company’s term loan accrues at SVB’s prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election.  The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date.  In connection with the issuance or renewal of letters of credit for the Company’s account, the Company is charged a letter of credit fee of 1.25%. The Company expenses the interest and letter of credit fees, as applicable, in the period incurred.

The Company’s obligations under the Credit Facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property.  The Credit Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control.  In addition, the Company is required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  The Credit Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated.  The Company was in compliance with all financial covenants under the Credit Facility at December 31, 2008 and September 30, 2009.

As of September 30, 2009, the Credit Facility was fully drawn. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 5, 2010. The Company is also required to pay an unused line fee on the daily unused amount of its facility at a per annum rate of 0.25%. The Company incurred financing costs of $120 in connection with the Credit Facility, which were deferred and are being amortized to interest expense over the life of the debt. At September 30, 2009, the Company had borrowings of $4,442 accruing interest at 4.0% and letters of credit of $30,539 outstanding under the Credit Facility.

On October 29, 2009, the Company repaid the outstanding borrowings of $4,442 under the Credit Facility.

8. Commitments and Contingencies

The Company is subject to certain performance guarantee requirements under certain customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $9,572 and $2,386, respectively, at September 30, 2009 and December 31, 2008. These amounts primarily represent up-front payments required by utility and grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in the applicable demand response programs. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default to be remote.

In connection with the Company’s participation in an open market bidding program, the Company entered into an arrangement with a third party during the second quarter of 2009 to bid capacity into the program and provide the corresponding financial assurance required in connection with the bid. The arrangement included an up-front payment by the Company equal to $2,000, of which $1,100 was expensed as interest expense during the second quarter of 2009 and $900 was deferred.   In addition, the Company will be required to pay the third party an additional contingent fee, up to a maximum of $3,000, based on the revenue that the Company expects to earn in 2012 in connection with the bid.  This additional fee will be recognized as earned.

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

For stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a trinomial valuation model. The trinomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the trinomial model takes into account variables such as expected volatility, dividend yield rate, and risk free interest rate. However, in addition, the trinomial model considers the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the trinomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	3.18%	2.30-3.60%
Expected term of options, in years (1)	—	6.25
Vesting term, in years (1)	2.16	—
Expected annual volatility	86%	87%
Expected dividend yield	—%	—%
Exit rate pre-vesting (1)	4.88%	—%
Exit rate post-vesting (1)	10.89%	—%

(1) Change in assumptions reflects the Company’s use of a trinomial valuation model as of January 1, 2009.

If the Company had continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three and nine months ended September 30, 2009.

In December 2008, the Company’s board of directors approved a one-time offer to the Company’s employees, including its executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of the Company’s common stock as reported on The NASDAQ Global Market on January 21, 2009 (the Exchange). The Exchange closed on January 21, 2009, and the Company exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who are not also executive officers of the Company, 142,179 options with an exercise price per share of $11.47 for executive officers who are not also directors of the Company and 45,653 options with an exercise price per share of $12.94 for the Company’s directors. On the date of the Exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the Exchange.  As such, there was no incremental fair value of the new options, and the Company will not record additional compensation expense related to the Exchange.  The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

The following is a summary of the Company’s stock option activity:

	Nine Months Ended September 30, 2009
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	2,746,835	$0.11 - $48.54	$13.88
Granted	1,093,454		13.55
Exercised	(327,447)		3.73	$5,678
Cancelled	(937,049)		26.11	—
Outstanding at end of period	2,575,793	$0.11 - $48.54	10.07	59,176
Remaining contractual life in years: 7.0
Exercisable at end of period	859,301	$0.11 - $48.54	$7.51	$22,220
Remaining contractual life in years: 7.2

(1)  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on the date of exercise or September 30, 2009, as appropriate, and the exercise price of the underlying options.

The Company recognized stock-based compensation expense of $9,996 and $7,390 during the nine months ended September 30, 2009 and 2008, respectively.  The amount of unrecognized stock-based compensation expense that may be recognized for outstanding unvested options as of September 30, 2009 was $17,596, which is to be recognized over a weighted average period of 2.3 years.  For restricted stock at September 30, 2009, the Company had $4,489 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years.

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

During the third quarter of 2009, the Company granted to its former chief financial officer an acceleration of a certain portion of options to purchase shares of common stock, which had an estimated fair value of $441.

During the third quarter of 2009, the Company granted to its newly-hired chief financial officer an aggregate of 80,000 options to purchase shares of the Company’s common stock and 20,000 shares of the Company’s common stock, which had an estimated combined fair value of $1,761.

10. Equity Financing

During the third quarter of 2009, the Company completed an underwritten public offering of 3,963,889 shares of common stock at an offering price of $27.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 213,889 shares and the sale of 709,026 shares by certain selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the Company received net proceeds of approximately $83.5 million from the offering.

11. Income Taxes

No current provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses for each tax year since inception.  The Company has recorded a deferred benefit from income taxes related to tax amortization of indefinite lived intangibles of $786 and $438, respectively, for the three and nine months ended September 30, 2009.  The Company has recorded a deferred tax provision for $22 and $180, respectively, related to tax deductible goodwill for the three and nine months ended September 30, 2008. Amounts due to various states for excise taxes are included in general and administrative expenses, accrued expenses and other current liabilities as of September 30, 2009 and December 31, 2008.

12. Industry Segment Information

The Company operates within one reportable segment.

During the three and nine months ended September 30, 2009 and 2008, the Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenues as follows:

	Three Months Ended September 30,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$75,029	72.8%	$22,067	50.0%
ISO-NE	12,390	12.0%	7,999	18.1%
CL&P	*	*	*	*
Total	$87,419	84.8%	$30,066	68.1%

	Nine Months Ended September 30,
	2009		2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$98,216	59.9%	$29,580	34.2%
ISO-NE	37,045	22.6%	27,490	31.8%
CL&P	*	*	12,036	14.0%
Total	$135,261	82.5%	$69,106	80.0%

*Less than 10% of total revenues and not included in totals.

Accounts receivable from these customers was approximately $7,999 and $9,121 at September 30, 2009 and December 31, 2008, respectively. Unbilled revenue from these customers was $64,842 and $11,585 for the periods ended September 30, 2009 and December 31, 2008, respectively.

13. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of clean and intelligent energy solutions, which include demand response services, energy efficiency, or monitoring-based commissioning, services, energy procurement services and emissions tracking and trading services. These solutions help optimize the balance of electric supply and demand, provide cost-efficient alternatives to traditional power generation, transmission and distribution resources, and drive significant cost-savings for our customers. Our customers are commercial, institutional and industrial end-users of energy, as well as electric power grid operators and utilities.

We believe that we are the largest national demand response service provider for commercial, institutional and industrial customers. As of September 30, 2009, we had over 3,250 megawatts, or MW, under management in our demand response network across an end-use customer base of approximately 2,500 accounts and 5,600 customer sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand. We use our Network Operations Center, or NOC, and PowerTrak enterprise software platform to remotely manage and reduce electricity consumption across a growing network of commercial, institutional and industrial customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results. To date, we have received substantially all of our revenues from grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with end-users of electricity in exchange for such end-users reducing their power consumption when called upon.

We build on our position as a leading demand response services provider by using our NOC and scalable PowerTrak technology platform to also deliver a portfolio of additional energy management services to our customers, including cross-selling of these energy management services to existing end-use customers.  These additional solutions include our monitoring-based commissioning, or MBCx, services, energy procurement services and emissions tracking and trading services. Our MBCx services combine advanced metering, building management systems, and energy analytics software applications to identify energy efficiency opportunities in large buildings. Our energy procurement services provide our commercial, institutional and industrial customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation. Our emissions tracking and trading services include a comprehensive, software-based accounting system for our commercial, institutional and industrial customers to effectively monitor, mitigate and monetize their greenhouse gas emissions in response to existing and pending greenhouse gas reporting requirements.

We continue to devote substantially all of our efforts toward the sale of our demand response and energy management solutions. We have incurred cumulative net losses of $62.1 million from inception to September 30, 2009. Our net income was $26.6 million and $8.4 million, respectively, for the three and nine months ended September 30, 2009.

Significant Recent Developments

In July 2009, we and Neal C. Isaacson, our then-current chief financial officer and treasurer, agreed that Mr. Isaacson would resign as chief financial officer and treasurer effective as of the close of business on July 30, 2009.  Also in July 2009, we entered into an employment offer letter to hire and retain Timothy Weller as our chief financial officer and treasurer.  Mr. Weller’s employment with our company commenced on July 31, 2009.

In August 2009, we completed an underwritten public offering of 3,963,889 shares of our common stock at an offering price of $27.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 213,889 shares and the sale of 709,026 shares by certain of our selling stockholders. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $83.5 million from the offering.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our demand response and energy management services. Our revenues from our demand response services primarily consist of capacity and energy payments. We derive revenues from demand response capacity that we make available in open market programs, which are open market bidding opportunities established by grid operators or utilities. In these open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by hour, day, month, bidding period or supplemental, new or modified programs. In certain markets, we enter into long-term capacity contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response solutions.  Revenues have historically increased in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

Where we operate in open markets, our revenues from demand response capacity payments generally vary month-to-month based upon our enrolled capacity and the market payment rate. Where we have a long-term contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Under both long-term contracts and open market programs, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid and we recognize revenue over the applicable delivery period, even where payments are made over a different period.  We generally demonstrate our capacity either through a demand response event or a measurement and verification test.  This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid during a demand response event; we call this an energy payment.

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

We defer incremental direct costs incurred related to the acquisition or origination of a contract or open market program in a transaction that results in the deferral or delay of revenue recognition.  We had deferred contract origination costs of approximately $0.9 million as of September 30, 2009 and $0.0 million as of December 31, 2008. These deferred expenses would not have been incurred without our participation in an open market bidding program and will be expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of September 30, 2009, we had over 3,250 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to over 3,250 MW of demand response capacity. We generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we materially increased our participation beginning in the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our end-use customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW. Certain other markets in which we currently participate or choose to participate in the future may operate in a manner similar to the PJM forward capacity market, which would create a delay in recognizing revenue from the MW that we enable in those markets.

Our portfolio of additional energy management solutions includes our MBCx services, energy procurement services, and emissions tracking and trading services.  Our MBCx services combine advanced metering, building management systems, and energy analytics software applications to identify energy efficiency opportunities in large buildings.  Our energy procurement services provide our end-use customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  We also use our PowerTrak platform to deliver emissions tracking and trading services, which include a comprehensive, software-based accounting system for our commercial, institutional and industrial customers to enable them to more effectively monitor, mitigate and monetize their greenhouse gas emissions in response to existing and pending greenhouse gas reporting requirements.  We generally receive either a subscription-based or consulting fee or a percentage savings fee for these energy management solutions.  Revenues derived from our energy management solutions increased from $4.8 million to $5.0 million, respectively, for the nine months ended September 30, 2008 and 2009.

Revenues generated from open market sales to PJM, a grid operator customer, accounted for 73% and 50%, respectively, of our total revenues in each of the three months ended September 30, 2009 and 2008 and 60% and 34%, respectively, of our total revenues in each of the nine months ended September 30, 2009 and 2008.

Revenues generated from two fixed price contracts with, and open market sales to, ISO New England Inc., or ISO-NE, a grid operator customer, accounted for 12% and 18%, respectively, of our total revenues in each of the three months ended September 30, 2009 and 2008 and 23% and 32%, respectively, of our total revenues in each of the nine months ended September 30, 2009 and 2008. Our two fixed price contracts with ISO-NE expired on May 31, 2008.  In addition, 0% and 14% of our total revenues for each of the nine months ended September 30, 2009 and 2008 were generated under a fixed price contract with The Connecticut Light and Power Company, or CL&P, which expired on December 31, 2008.  We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE and CL&P in other available demand response programs.

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

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our demand response and energy management solutions, (b) the selling price of our solutions, (c) our cost of revenues, (d) the introduction of new clean and intelligent energy solutions and (e) our ability to open and enter new markets and regions and expand deeper into markets we already serve.  In our demand response business we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid.  We increase, and occasionally decrease, our obligation through open market bidding programs and auctions, open program registrations and bilateral contracts.  We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our commercial, institutional and industrial customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our software application to dispatch this network to meet the demands of these utility and grid operator customers. We refer to the above activities as managing our portfolio of demand response capacity.  In some of our arrangements, we collect additional revenues for successful performance or we pay penalties for underperformance. Our outcomes in negotiating favorable contracts with our commercial, institutional and industrial customers, as well as with our utility and grid operator customers, and managing our portfolio of demand response capacity are the primary determinants of our gross profit and margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 335 full-time employees at September 30, 2008 to 370 full-time employees at September 30, 2009. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our engineering organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new solutions and enhancement of existing solutions, (d) quality assurance and testing and (e) other related overhead. During the three and nine months ended September 30, 2009, we capitalized internal software and development costs of $0.5 million and $1.7 million, respectively, and the amount is included as software in property and equipment at September 30, 2009. During the three and nine months ended September 30, 2008, we capitalized internal software and development costs of $0.4 million and $1.1 million, respectively. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to decrease as a percentage of total revenues in the long term.

Stock-Based Compensation

Stock-based compensation is recognized and measured at fair value. For the three and nine months ended September 30, 2009, we recorded expenses of approximately $3.9 million and $10.0 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through September 30, 2009, a future expense of non-vested options of approximately $17.6 million is expected to be recognized over a weighted average period of 2.3 years and a future expense of restricted stock awards of approximately $4.5 million is expected to be recognized over a weighted average period of 2.3 years. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and for stock options granted on or after January 1, 2009, the fair value of each award is estimated on the date of grant using a trinomial valuation model. If we had continued using the Black-Scholes option pricing model in 2009, stock-based compensation expense would not have been materially different for the three and nine months ended September 30, 2009.

In July 2009, we and Neal C. Isaacson, our then-current chief financial officer and treasurer, agreed that Mr. Isaacson would resign as chief financial officer and treasurer effective as of the close of business on July 30, 2009.  In connection with Mr. Isaacson’s resignation, the vesting of a certain portion of his outstanding options to purchase shares of our common stock was accelerated.  Also in July 2009, we entered into an employment offer letter to hire and retain Timothy Weller as our chief financial officer and treasurer.   As part of this employment offer letter, we granted Mr. Weller an aggregate of 80,000 options to purchase shares of our common stock and 20,000 shares of our common stock.

In December 2008, our board of directors approved a one-time offer to our employees, including our executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of our common stock as reported on The NASDAQ Global Market on January 21, 2009, which we refer to as the exchange. The exchange closed on January 21, 2009, and we exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who are not also our executive officers, 142,179 options with an exercise price per share of $11.47 for executive officers who are not also our directors and 45,653 options with an exercise price per share of $12.94 for our directors.  On the date of the exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged options calculated immediately prior to the exchange.  As such, there was no incremental fair value of the new options, and we will not record additional compensation expense related to the exchange.  We will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

Other Income and Expense

Other income and expense consist primarily of interest income earned on cash balances, gain or loss on foreign currency transactions and other non-operating income. We historically have invested our cash in money market funds, treasury funds, commercial paper, municipal bonds and auction rate securities. We do not currently hold any auction rate securities.

Interest Expense

Interest expense consists of interest on our credit facility and fees associated with issuing letters of credit.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Revenues:
Demand response solutions	$101,227	$42,186	$59,041	140.0%
Energy management solutions	1,890	1,966	(76)	(3.9)%
Total revenues	$103,117	$44,152	$58,965	133.6%

	Nine Months Ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
Revenues:
Demand response solutions	$158,931	$81,699	$77,232	94.5%
Energy management solutions	5,011	4,751	260	5.5%
Total revenues	$163,942	$86,450	$77,492	89.6%

During the three and nine months ended September 30, 2009, our demand response solutions revenues increased by $59.0 million and $77.2 million, respectively, from the same periods in 2008. The increase in our demand response solutions revenues was primarily attributable to an increase in our MW under management in the following operating areas:

	September 30, 2009
	Three Months Ended	Nine Months Ended
PJM	$52,608	$68,239
Tennessee Valley Authority	1,877	3,062
California	1,326	2,016
New York	574	86
New England	556	3,481
Other	2,100	348
Total	$59,041	$77,232

During the three months ended September 30, 2009, our energy management solutions revenues decreased by $0.1 million, or 4%, as compared to the three months ended September 30, 2008. The decrease was primarily due to a $0.1 million reduction in energy efficiency audits performed during the period. During the nine months ended September 30, 2009, our energy management solutions revenues increased by $0.3 million, or 6%, as compared to the nine months ended September 30, 2008. The increase primarily resulted from our acquisition in May 2008 of South River Consulting, LLC, or SRC, an energy procurement and risk management services provider. During the nine months ended September 30, 2009, we recognized revenue of $2.2 million related to the SRC acquisition compared to $1.3 million during the nine months ended September 30, 2008.  This increase was partially offset by a reduction in energy efficiency audits performed during the period.

We currently expect our revenues to continue to increase in 2009 compared to 2008 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our energy management solutions to our new and existing demand response customers, and pursue more favorable pricing opportunities.

Gross Profit and Gross Margin

The following tables summarize our gross profit and gross margin percentages for our demand response and energy management solutions for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

Three Months Ended September 30,
2009		2008
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$51,677	50.1%	$18,360	41.6%

Nine Months Ended September 30,
2009		2008
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$77,710	47.4%	$33,702	39.0%

Our gross profit increased during the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 primarily due to the substantial increase in our revenues, as well as the effective management of our portfolio of demand response capacity and strong demand response event performance, particularly in the PJM region from which we derive a substantial portion of our revenues.

Our gross margin increased during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 primarily due to the effective management of our portfolio of demand response capacity, as well as the substantial increase in our revenues and strong demand response event performance, particularly in the PJM region from which we derive a substantial portion of our revenues. We currently expect that our gross margin for the third quarter of 2009 will be the highest gross margin among our four quarterly reporting periods in 2009, consistent with our gross margin pattern in 2008, and that there will also be a trend in 2010 of increased gross margin in our third fiscal quarter as compared to the other quarters in our fiscal year.

Operating Expenses

The following tables summarize our operating expenses for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Percentage Change
Operating Expenses:
Selling and marketing	$11,602	$9,525	21.8%
General and administrative	12,155	10,041	21.1%
Research and development	2,111	1,567	34.7%
Total	$25,868	$21,133	22.4%

	Nine Months Ended September 30,
	2009	2008	Percentage Change
Operating Expenses:
Selling and marketing	$29,481	$23,714	24.3%
General and administrative	33,252	30,519	9.0%
Research and development	5,524	4,560	21.1%
Total	$68,257	$58,793	16.1%

Personnel-related costs are the most significant component of each of these expense categories, including costs associated with share-based payment awards. We grew from 335 full-time employees at September 30, 2008 to 370 full-time employees at September 30, 2009. We expect to continue to hire employees to support our growth for the foreseeable future.  In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Selling and Marketing Expenses

	Three Months Ended September 30,
	2009	2008	Percentage Change

Payroll and related costs	$7,938	$6,512	21.9%
Stock-based compensation	1,181	945	25.0%
Other	2,483	2,068	20.1%
Total	$11,602	$9,525	21.8%

	Nine Months Ended September 30,
	2009	2008	Percentage Change
Payroll and related costs	$19,872	$16,442	20.9%
Stock-based compensation	3,001	2,656	13.0%
Other	6,608	4,616	43.2%
Total	$29,481	$23,714	24.3%

The increase in selling and marketing expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily driven by the payroll and related costs associated with an increase in the number of selling and marketing full-time employees from 108 at September 30, 2008 to 138 at September 30, 2009.  The increase in payroll and related costs for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to an increase in sales commissions payable to certain members of our sales force, as well as the timing associated with our hiring new full-time employees during 2009 as compared to 2008. The increase in stock-based compensation for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to costs related to granting stock options to certain existing and newly-hired employees.  The increase in other selling and marketing expenses for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to increases in marketing and facility costs. The increase in other selling and marketing expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to increases in professional services, marketing expenses and facility costs.

General and Administrative Expenses

	Three Months Ended September 30,
	2009	2008	Percentage Change
Payroll and related costs	$6,561	$5,411	21.3%
Stock-based compensation	2,567	1,407	82.4%
Other	3,027	3,223	(6.1)%
Total	$12,155	$10,041	21.1%

	Nine Months Ended September 30,
	2009	2008	Percentage Change
Payroll and related costs	$17,199	$15,862	8.4%
Stock-based compensation	6,494	4,347	49.4%
Other	9,559	10,310	(7.3)%
Total	$33,252	$30,519	9.0%

The increase in general and administrative expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily driven by payroll and related costs due to an increase in executive compensation.  The increase in payroll and related costs for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was attributable to an increase in full-time employees from 183 at September 30, 2008 to 184 at September 30, 2009.  Additionally, payroll and related costs increased as a result of the timing associated with our hiring new full-time employees, coupled with the payment of bonuses to certain of our employees and an increase in certain employees’ salaries.  The increase in stock-based compensation for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to stock-based compensation expenses associated with our current and former chief financial officer and other officers and directors, including the costs related to accelerating the vesting of a certain portion of our former chief financial officer’s options to purchase shares of our common stock.  The decrease in other for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was due to a reduction in professional services.

Research and Development Expenses

	Three Months Ended September 30,
	2009	2008	Percentage Change
Payroll and related costs	$1,205	$942	27.9%
Stock-based compensation	174	157	10.8%
Other	732	468	56.4%
Total	$2,111	$1,567	34.7%

	Nine Months Ended September 30,
	2009	2008	Percentage Change
Payroll and related costs	$3,051	$3,001	1.7%
Stock-based compensation	501	387	29.5%
Other	1,972	1,172	68.3%
Total	$5,524	$4,560	21.1%

The increase in research and development expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 44 at September 30, 2008 to 48 at September 30, 2009. This increase was partially offset by capitalized internal software and development costs of $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2009 as compared to $0.4 million and $1.1 million, respectively, for the same periods in 2008. The increase in other research and development expenses for the periods presented was primarily due to an increase in professional services and facility costs.

Other Income and Expense

Other income for the three months ended September 30, 2009 was $0.1 million as compared to $0.3 million for the three months ended September 30, 2008. Other expense for the nine months ended September 30, 2009 was $0.0 million as compared to other income of $1.8 million for the nine months ended September 30, 2008.  The change in other income and expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to the global change in interest rates, which has affected the yields on our investments and, to a lesser extent, lower average investment balances and the recognition of net foreign currency transactions.

Interest Expense

Interest expense for the three months ended September 30, 2009 and 2008 was $0.0 million and $0.6 million, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 was $1.5 million and $1.1 million, respectively. Interest expense includes interest on our outstanding debt, letters of credit origination fees, and amortization of deferred financing fees.  The decrease in interest expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a decrease in letter of credit origination fees.

The increase in interest expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was due to a $1.1 million increase in fees associated with outstanding letters of credit, primarily attributable to the arrangement that we entered into with a third party in May 2009 in connection with bidding capacity into a certain open market bidding program.  This was offset by a $0.4 million decrease in fees associated with our outstanding debt due to the replacement in August 2008 of our BlueCrest Capital Finance, L.P., or BlueCrest, debt facility with our revolving credit and term loan facility with Silicon Valley Bank, or SVB.

Income Taxes

We recorded a deferred tax benefit of $0.8 million and $0.4 million, respectively, for the three and nine months ended September 30, 2009 due to tax amortization for indefinite lived intangibles.  We had a provision for income taxes of $0.0 million and $0.2 million, respectively, for the three and nine months ended September 30, 2008.  The provision for income taxes related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2009.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant losses. As of September 30, 2009, we had an accumulated deficit of $62.1 million and our principal sources of liquidity were cash and cash equivalents totaling $129.9 million, an increase of $69.1 million from the December 31, 2008 balance of $60.8 million. We are contingently liable for $30.5 million in connection with outstanding letters of credit under the SVB credit facility.

Included in the September 30, 2009 and December 31, 2008 restricted cash balances are amounts used to collateralize outstanding letters of credit in the amount of $7.9 million and $1.4 million, respectively.

As of September 30, 2009, we no longer have investments in marketable securities.  This is a result of a bond that matured in the second quarter of 2009. Our holdings of marketable securities as of December 31, 2008 were $2.0 million, of which $1.5 million was invested in commercial paper and $0.5 million was invested in government securities.

We believe our existing cash and cash equivalents at September 30, 2009 and our anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our demand response services to utilities and grid operators and the increasing rate at which letters of credit or security deposits are required by those utilities and grid operators, the introduction and market acceptance of new demand response and energy management solutions, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations.  We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products, although we have no current understandings, commitments or agreements with respect to any such acquisition.  To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities, as well as our $35.0 million credit facility with SVB, which was fully drawn as of September 30, 2009, are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings.  In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings.  Any equity or equity-linked financing could be dilutive to existing stockholders.  In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by (used in) operating activities	$3,042	$(14,482)
Cash flows used in investing activities	(18,166)	(1,344)
Cash flows provided by (used in) financing activities	84,243	(1,148)
Effects of exchange rate changes on cash	25	—
Net change in cash and cash equivalents	$69,144	$(16,974)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2009 was $3.0 million and consisted of $8.4 million of net income and $18.9 million of non-cash items, primarily consisting of depreciation and amortization, unrealized foreign exchange transaction loss, deferred tax provision, stock-based compensation charges and other miscellaneous items, offset by $24.3 million of net cash used for working capital and other activities.  Cash used for working capital and other activities consisted of an increase of $53.3 million in unbilled revenues relating to the PJM demand response market, an increase in accounts receivable of $9.1 million due to the timing of cash receipts under the demand response programs in which we participate, an increase in other assets of $3.4 million due to increases in prepaid expenses, and a decrease of $1.6 million in accounts payable and accrued expenses due to the timing of payments. These amounts were partially offset by cash provided by working capital and other activities, which reflected a $1.4 million increase in deferred revenue, a $35.8 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, a $5.7 million increase in accrued payroll and related expenses, and an increase of $0.2 million in other noncurrent liabilities.

Cash used in operating activities for the nine months ended September 30, 2008 was $14.5 million and consisted of a $24.5 million net loss and $4.8 million of net cash used for working capital purposes and other activities partially offset by $14.8 million of non-cash items, consisting primarily of depreciation and amortization, impairment of fixed assets, interest expense, a deferred tax liability and stock-based compensation charges. Cash used for working capital and other activities primarily reflected a $18.6 million increase in unbilled revenues relating to the PJM demand response market, a $5.3 million increase in trade accounts receivable and a $2.2 million decrease in deferred revenues. These amounts were partially offset by a $15.6 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, an increase of $4.1 million in payroll and related expenses, an increase of $1.1 million in accounts payable and accrued expenses, and an increase of $0.5 million in other noncurrent liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 was $18.1 million. Our principal cash investments during this period related to installation services used to build out and expand our demand response and energy management solutions and purchases of property and equipment. Cash provided by the sales of available-for-sale securities during this period was $2.0 million, and we had an increase in restricted cash and deposits for customer programs resulting in a reduction of cash of $5.9 million primarily as a result of our cash deposits made in connection with demand response programs in which we participate. During the nine months ended September 30, 2009, we also incurred $13.2 million in capital expenditures primarily related to the purchase of office equipment, demand response equipment and other miscellaneous expenditures. Additionally, our cash investments included the cash portion of the earnout payment due in connection with our acquisition of SRC of $0.7 million and $0.3 million of cash used for our acquisition of eQuilibrium Solutions Corporation, or eQ.

Cash used in investing activities for the nine months ended September 30, 2008 was $1.3 million. For the nine months ended September 30, 2008, purchases of available-for-sale securities were approximately $12.1 million and sales of available-for-sale maturities were $22.7 million.  Our principal cash investments related to installation services used to build out and expand our demand response programs, purchases of property and equipment, and cash payments made for acquisitions of businesses totaling $7.5 million.  During the nine months ended September 30, 2008, we decreased our restricted cash and deposits for customer programs by $6.7 million.  During the nine months ended September 30, 2008, we incurred $11.1 million in capital expenditures primarily related to the purchase of office equipment, demand response equipment and other miscellaneous expenditures.

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities was $84.2 million for the nine months ended September 30, 2009. Cash used in financing activities was $1.1 million for the nine months ended September 30, 2008. Cash provided by financing activities consisted of the following:

Equity Financing Activities

In August 2009, we completed an underwritten public offering of 3,963,889 shares of our common stock at an offering price of $27.00 per share, which includes the exercise of the underwriters’ over-allotment option to purchase 213,889 shares and the sale of 709,026 shares by certain of our stockholders. Net proceeds to us from the offering were approximately $83.5 million.

We received approximately $0.8 million and $0.4 million, respectively, from exercises of options to purchase shares of our common stock during the nine months ended September 30, 2009 and September 30, 2008.

Credit Facility Borrowings

In August 2008, we and one of our subsidiaries entered into a $35.0 million secured revolving credit and term loan facility with SVB pursuant to a loan and security agreement, which was subsequently amended in May 2009.  We refer to this as the SVB credit facility.  Pursuant to the terms of the SVB credit facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account. The SVB credit facility replaced our credit facility with BlueCrest.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date. Our obligations under the SVB credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. The SVB credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. The SVB credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the SVB credit facility may be accelerated. We were in compliance with all financial covenants under the SVB credit facility at September 30, 2009. As of September 30, 2009, the SVB credit facility was fully drawn, as we had borrowings of $4.4 million outstanding under the SVB credit facility, in addition to an aggregate of $30.5 million in letters of credit issued for our account. For additional information regarding the SVB credit facility, see Note 7 to our unaudited consolidated financial statements contained herein.

During the nine months ended September 30, 2009, we made scheduled payments on our outstanding debt and capital lease obligations of $0.1 million. During the nine months ended September 30, 2008, we made scheduled payments on our outstanding debt and capital lease obligations of $1.5 million.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our demand response programs. Our capital expenditures totaled $13.2 million and $11.1 million, respectively, during the nine months ended September 30, 2009 and 2008. As we continue to grow, we expect our capital expenditures for 2009 to increase as compared to 2008.

Contractual Obligations

As of September 30, 2009, our contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009, has not materially changed.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2009, we had outstanding letters of credit totaling $30.5 million.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.  There have been no material changes to these estimates during the three months ended September 30, 2009.  For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2009, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on March 16, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or our 2008 Form 10-K, which we filed with the SEC on March 16, 2009.   During the three months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2008 Form 10-K, other than as set forth below:

The risk factors titled “We are currently subject to securities class action litigation, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operation and cash flows” and “Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments” are deleted in their entirety from the risk factors set forth in our 2008 Form 10-K.

The following risk factors replace and supersede the corresponding risk factors set forth in our 2008 Form 10-K:

A substantial majority of our revenues are and have been generated from contracts with, and open market program sales to, a small number of grid operator and utility customers, and the modification or termination of these open market programs or sales relationships could materially adversely affect our business.

During the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009, revenues generated from open market sales to PJM, a grid operator customer, accounted for 1%, 4%, 28% and 60%, respectively, of our total revenues. The PJM forward capacity market is a market in which we materially increased our participation beginning in the first quarter of 2008 and in which we expect to continue to increase our participation and derive revenues for the foreseeable future. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, could significantly reduce our future revenues and have a material adverse effect on our results of operations and financial condition and delay or prevent our future profitability. In addition, recent open market auctions of capacity in the PJM market have achieved prices that have been significantly lower than those achieved in prior periods. Accordingly, our revenues and operating margins would be adversely affected to the extent such low pricing continues.

Revenues generated from two fixed price contracts with, and open market sales to ISO-NE, a grid operator customer, accounted for 65%, 60%, 36% and 23%, respectively, of our total revenues for the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009. Our fixed price contracts with ISO-NE expired on May 31, 2008. We have enrolled a significant portion of the MW represented by our expired fixed price contracts with ISO-NE in other available demand response programs. The modification or termination of our sales relationship with ISO-NE, or the modification or termination of any of ISO-NE’s open market programs in which we participate, could significantly reduce our future revenues and have a material adverse effect on our results of operations and financial condition and delay or prevent our future profitability.

In addition, 19%, 21% and 15%, respectively, of our total revenues for the years ended December 31, 2006, 2007 and 2008 were generated under a fixed price contract with CL&P, a grid operator customer, which expired on December 31, 2008, although we have already enrolled a significant portion of the MW represented by this fixed price contract in other available demand response programs.

Our business is subject to government regulation, and may become subject to modified or new government regulation, which may negatively impact our ability to sell and market our clean and intelligent energy solutions.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, we may become directly subject to the regulation of the Federal Energy Regulatory Commission, or FERC, to the extent we own, operate, or control generation used to make wholesale sales of power. In addition, our subsidiary, Celerity Energy Partners San Diego, LLC, or Celerity, is subject to direct regulation by FERC because Celerity exports power to the electric power grid for resale pursuant to a contract with San Diego Gas & Electric Co., or SDG&E.

The installation of devices used in providing our solutions and electric generators sometimes installed or activated when providing demand response solutions may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In a relatively few instances, we have agreed to own and operate a back-up generator at a commercial, institutional or industrial customer location for a period of time and to activate the generator when capacity is called for dispatch so that the commercial, institutional or industrial customer can reduce its consumption of electricity from the electric power grid. These generators are ineligible to participate in demand response programs in certain regions, and in others they may become ineligible to participate in the future or may be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial condition. In addition, certain of our contracts and expansion of existing contracts with grid operators and utility customers are subject to approval by federal, state, provincial or local regulatory agencies. There can be no assurance that such approvals will be obtained or be issued on a timely basis, if at all.

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

We may incur significant penalties and fines if found to be in non-compliance with any applicable State or Federal regulation.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, regulations by FERC related to market design, market rules, tariffs, and bidding rules impact how we can interact with our grid operator and utility customers. In addition, our subsidiary Celerity exports some power to the electric power grid and is thus subject to direct regulation by FERC and its regulations related to the sale of wholesale power at market based rates. Despite our efforts to manage compliance with such regulations, we may be found to be in non-compliance with such regulations and therefore subject to penalties or fines.

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for posting financial assurances in order to enter into contracts and open market bidding programs with utilities and grid operators, and marketing and product development of our demand response and energy management solutions. Our capital requirements will depend on many factors, including the rate of our revenue and sales growth, our introduction of new solutions and enhancements to existing solutions, and our expansion of sales and marketing and product development activities. In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, such as our acquisitions of SRC in May 2008 and eQ in June 2009, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. Because of our losses, we do not fit traditional credit lending criteria. Moreover, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a reduction in the availability of credit in the credit markets, which will likely adversely affect our ability to obtain additional funding. We may not be able to obtain loans or additional capital on acceptable terms or at all. Moreover, our SVB credit facility contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities would likely contain similar restrictions. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our ability to provide security deposits or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements or arrangements with utilities or grid operators.

We are increasingly required to provide security deposits in the form of cash to secure our performance under long-term contracts or open market bidding programs with our grid operator and utility customers. In addition, some of our utility or grid operator customers also require collateral in the form of letters of credit to secure performance or to fund possible damages or true-up payments as the result of a failure to make available capacity at agreed levels or an event of default under our contracts or open market bidding programs with them. Our ability to obtain such letters of credit primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the credit market. Events that affect credit markets generally may result in letters of credit becoming more difficult to obtain in the future, or being available only at a significantly greater cost. As of September 30, 2009, we had $30.5 million of letters of credit outstanding, leaving no room under our SVB credit facility for additional letters of credit. We may be required, from time to time, to seek alternative sources of security deposits or letters of credit, which may be expensive and difficult to obtain, if available at all. For example, because we had no additional credit available under our SVB credit facility, we entered into a credit arrangement with a third-party in May 2009 in connection with bidding capacity into a certain open market bidding program. The arrangement included an up-front payment of $2.0 million, and we will be required to pay the third party an additional contingent fee, up to a maximum of $3.0 million, based on the revenue that we expect to earn and recognize in 2012 in connection with the bid. Our inability to obtain letters of credit and, as a result, to bid or enter into significant long-term agreements or arrangements with utilities or grid operators, could have a material adverse effect on our future revenues and business prospects. In addition, in the event that we default under long-term contracts or open market bidding programs with our grid operator and utility customers pursuant to which we have posted collateral, we may lose a portion or all of such collateral, which could have a material adverse effect on our financial condition and results of operations.

The following risk factor is added to the risk factors included in our 2008 Form 10-K:

We face risks related to our potential expansion into international markets.

We intend to expand our addressable market by pursuing opportunities to provide demand response and energy management solutions in international markets. We have had no experience operating in markets outside of the United States and Canada. Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

•                  unexpected changes in legislative or regulatory requirements of foreign countries;

•                  currency exchange fluctuations;

•                  longer payment cycles and greater difficulty in accounts receivable collection; and

•                  significant taxes or other burdens of complying with a variety of foreign laws.

International operations are also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. One or more of these factors could adversely affect any international operations and result in lower revenue than we expect and could significantly affect our profitability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(b)          Use of Proceeds

We registered shares of our common stock in connection with our initial public offering, or IPO, under the Securities Act. The registration statement on Form S-1 (File No. 333-140632) filed in connection with our IPO was declared effective by the SEC on May 17, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 4,087,500 shares of our common stock were registered and sold in the IPO by us and an additional 225,000 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $26.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $95.2 million.  From the effective date of our registration statement through September 30, 2009, we used approximately $95.2 million to fund our operating expenses and for general corporate purposes, including purchases of equipment, repayment of indebtedness and funding acquisitions.  As of September 30, 2009, all proceeds from our IPO had been utilized.

Item 6.  Exhibits.

10.1

Offer Letter, dated as of July 27, 2009, between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.2

Severance Agreement, dated as of July 27, 2009, by and between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: November 9, 2009	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: November 9, 2009	By:	/s/ Timothy Weller
Timothy Weller
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description

10.1

Offer Letter, dated as of July 27, 2009, between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.2

Severance Agreement, dated as of July 27, 2009, by and between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

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