Form 10-Q
period 2010-03-31
ENERNOC INC
filed 2010-05-07
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 24,619,771 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2010.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$117,384	$119,739
Restricted cash	177	177
Trade accounts receivable, net allowance for doubtful accounts of $16 and $57 at March 31, 2010 and December 31, 2009, respectively	16,211	17,421
Unbilled revenue	16,374	40,388
Prepaid expenses, deposits and other current assets	5,282	4,725
Total current assets	155,428	182,450
Property and equipment, net of accumulated depreciation of $25,649 and $22,420 at March 31, 2010 and December 31, 2009, respectively	33,706	31,344
Goodwill	24,480	22,553
Definite-life intangible assets, net	6,887	7,075
Indefinite-life intangible assets	920	—
Deposits and other assets	4,236	3,903
Restricted cash	7,697	7,697
Total assets	$233,354	$255,022

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$290	$55
Accrued capacity payments	27,540	40,534
Accrued payroll and related expenses	6,610	9,688
Accrued expenses and other current liabilities	3,348	3,706
Accrued acquisition contingent consideration	3,133	1,455
Deferred revenue	2,773	2,119
Current portion of long-term debt	37	36
Total current liabilities	43,731	57,593
Long-term liabilities
Long-term debt, net of current portion	27	37
Deferred tax liability	213	654
Other liabilities	1,761	1,763
Total long-term liabilities	2,001	2,454
Commitments and contingencies (Note 8 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 24,576,539 and 24,233,448 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	24	24
Additional paid-in capital	279,245	272,350
Accumulated other comprehensive loss	(104)	(56)
Accumulated deficit	(91,543)	(77,343)
Total stockholders’ equity	187,622	194,975
Total liabilities and stockholders’ equity	$233,354	$255,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$28,121	$18,423
Cost of revenues	18,546	10,525
Gross profit	9,575	7,898
Operating expenses:
Selling and marketing	9,851	8,667
General and administrative	13,012	9,702
Research and development	2,057	1,537
Total operating expenses	24,920	19,906
Loss from operations	(15,345)	(12,008)
Other income (expense)	3	(284)
Interest expense	(25)	(61)
Loss before income tax	(15,367)	(12,353)
Benefit from (provision for) income tax	1,167	(181)
Net loss	$(14,200)	$(12,534)

Basic and diluted net loss per share	$(0.59)	$(0.63)
Weighted average number of basic and diluted shares	24,051,114	19,993,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities
Net loss	$(14,200)	$(12,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,231	2,443
Amortization of acquired intangible assets	388	169
Stock-based compensation expense	4,346	2,819
Unrealized foreign exchange transaction (gain) loss	(13)	304
Deferred tax liability	(441)	169
Non-cash interest expense	15	—
Other, net	(21)	53
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	1,253	1,372
Unbilled revenue	24,014	6,905
Prepaid expenses and other current assets	(624)	(1,324)
Other assets	12	(84)
Other noncurrent liabilities	(16)	—
Deferred revenue	614	484
Accrued capacity payments	(13,008)	(4,521)
Accrued payroll and related expenses	(2,324)	(835)
Accounts payable and accrued expenses	(104)	(746)
Net cash provided by (used in) operating activities	3,122	(5,326)

Cash flows from investing activities
Maturities of marketable securities	—	1,500
Payments made for acquisitions of businesses, net of cash acquired	(1,100)	—
Purchases of property and equipment	(5,596)	(2,854)
Change in restricted cash and deposits	(282)	314
Net cash used in investing activities	(6,978)	(1,040)

Cash flows from financing activities
Proceeds from exercises of stock options	1,515	64
Repayment of borrowings and payments under capital leases	(9)	(11)
Net cash provided by financing activities	1,506	53
Effects of exchange rate changes on cash	(5)	—
Net change in cash and cash equivalents	(2,355)	(6,313)
Cash and cash equivalents at beginning of period	119,739	60,782
Cash and cash equivalents at end of period	$117,384	$54,469

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$260	$—
Issuance of common stock in satisfaction of bonuses	$775	$500
Increase in accrued contingent consideration related to acquisitions	$1,667	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.              Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003. The Company operates in a single segment providing clean and intelligent energy management applications and services, which include comprehensive demand response services, data-driven energy efficiency services, energy price and risk management services and enterprise carbon management services.  During the first quarter of 2010, the Company released an updated energy management application platform, which includes the latest release of the Company’s four energy management applications and enhances previous iterations of its PowerTrak and CarbonTrak enterprise software platforms and monitoring-based commissioning services.  The Company uses its Network Operations Center (NOC) and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of commercial, institutional and industrial customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results.

The Company builds upon its position as a leading demand response services provider by using its NOC and energy management application platform to also deliver a portfolio of additional energy management applications to its customers, including the cross-selling of these energy management applications to existing end-use customers.  These additional energy management applications include the Company’s SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is the Company’s data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services, and owner-engineer services.  SupplySMART is the Company’s energy price and risk management application and service that provides the Company’s end-use customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is the Company’s enterprise carbon management application that supports the measurement, tracking, analysis, and reporting and management of greenhouse gas emissions.

The Company’s energy management applications deliver immediate bottom-line benefits to end-use customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2009 and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2009 to conform to the March 31, 2010 presentation. The reclassifications primarily consist of certain receivables, which were previously included in trade accounts receivable, that are not trade in nature.  These certain receivables are now being classified in prepaid expenses, deposits and other current assets in the unaudited condensed consolidated balance sheets.

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

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated and there were no material recognizable subsequent events recorded in the March 31, 2010 unaudited condensed consolidated financial statements.  In April 2010, the Company and one of its subsidiaries entered into a second loan modification agreement to its loan and security agreement (Credit Facility) with Silicon Valley Bank (SVB), which increased the Company’s borrowing limit from $35,000 to $50,000, as well as modified certain of the Company’s financial covenant debt compliance requirements. See Note 7 for additional information regarding the April 2010 modification to the Credit Facility.  Also in April 2010, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program.  The Company provided this financial assurance utilizing approximately $30,000 of its available cash on hand, a $19,000 letter of credit issued under the Credit Facility and a $50,000 letter of credit issued by SVB, which is collateralized by the Company’s cash. Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover all or substantially all of this cash and a majority of these letters of credit during the second quarter of 2010.

Use of Estimates in Preparation of Financial Statements

The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2010.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, government regulations, protection of proprietary rights and dependence on key individuals.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments.

Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(14,200)	$(12,534)
Change in unrealized gain on marketable securities	—	(4)
Foreign currency translation adjustments	(48)	304
Total comprehensive loss	$(14,248)	$(12,234)

Internal Use Software Costs

The Company applies the provisions of Accounting Standard Codification (ASC) 350-40, Internal Use Software (ASC 350-40). This accounting guidance requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met, and it also defines which types of costs should be capitalized and which should be expensed. The Company capitalizes the payroll and payroll-related costs of employees who devote time to the development of internal use computer software. The Company amortizes these costs on a straight-line basis over the estimated useful life of the software, which is generally two to three years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Internal use software costs of $1,244 and $620 for the three months ended March 31, 2010 and 2009, respectively, have been capitalized in accordance with ASC 350-40. The capitalized amount is included as software in property and equipment at March 31, 2010 and December 31, 2009. Amortization of capitalized internal use software costs was $698 and $499 for the three months ended March 31, 2010 and 2009, respectively.  Accumulated amortization of capitalized internal use software costs was $4,885 and $4,187 as of March 31, 2010 and December 31, 2009, respectively.

Impairment of Property and Equipment

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If these assets are considered to be impaired, the impairment is recognized in earnings and equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If these assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life. For the three months ended March 31, 2010, there were no indicators of impairment that would require an impairment test.  As of March 31, 2010, approximately $3,452 of the Company’s generation equipment is enrolled in open market demand response programs. The recoverability of this generation equipments’ carrying value is largely dependent on the rates that the Company is compensated for its committed capacity within these programs. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of this generation equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of greater than 10% could result in an impairment charge related to this generation equipment.

Industry Segment Information

The Company is required to disclose the standards for reporting information about operating segments in annual financial statements and required selected information of these segments being presented in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

For the three months ended March 31, 2010 and 2009, operations related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole. In addition, as of March 31, 2010 and December 31, 2009, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2.              Acquisitions

SmallFoot LLC and ZOX, LLC

In March 2010, the Company acquired substantially all of the assets and certain liabilities of SmallFoot LLC (Smallfoot) and ZOX, LLC (Zox), which were companies unaffiliated with the Company but were entities under common control.  Smallfoot was in the process of developing wireless systems that manage and coordinate electricity demand for small commercial facilities and Zox was in the process of developing hardware and software for automated utility meter reading. The total purchase price paid by the Company at closing was approximately $1,360, of which $1,100 was paid in cash and the remainder of which was paid by the issuance of 8,758 shares of the Company’s common stock that had a fair value of approximately $260. These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on The NASDAQ Global Market on March 15, 2010.  The Company believes that Smallfoot’s technology will cut deployment costs and accelerate deeper market penetration into small commercial, institutional and industrial customers.  The Company believes Zox’s smart grid communications and metering technology provides an ideal platform for transforming electric industry legacy meters into smart meters at a substantially lower cost as compared to traditional replacement methods.

Although Smallfoot and Zox were development stage entities as of the acquisition close date, these entities met the definition of a business as defined under ASC 805, Business Combinations (ASC 805), as these entities had inputs and processes that have the ability to provide a return to its owners.  As a result, this acquisition was treated as a business combination in accordance with ASC 805.

Transaction costs related to this business combination were not material and have been expensed as incurred.  The transaction costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of March 15, 2010. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. There were no net tangible assets acquired in connection with this acquisition. The components and initial allocation of the purchase price consists of the following approximate amounts:

In-process research and development	$920
Patents	200
Goodwill	240
Total	$1,360

As part of the preliminary purchase price allocation, the Company determined that the identifiable intangible assets include two in-process research and development projects and certain acquired patents.

The Company used the cost approach to value the two acquired in-process research and development projects that had not yet reached technological feasibility and have no alternate future uses as of the acquisition date, which related to the development of wireless systems that manage and coordinate electricity demand for small commercial facilities and the development of hardware and software for automated utility meter reading.  The primary basis for determining the technological feasibility of these projects is the completion of a working model which performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). ASC 805 requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. The cost approach calculates fair value by calculating the reproduction cost of an exact replica of the subject intangible asset.  The Company calculated the replacement cost based on actual development costs incurred through the date of acquisition.  In determining the appropriate valuation methodology, the Company considered, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the expected introduction date; and the estimated useful life of the technology. Given the stage of development as of the acquisition date and the current lack of sufficient information regarding future expected cash flows, the Company determined that the cost approach was the most reliable valuation methodology to determine the fair value of the in-process research and development projects acquired. The Company believes that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisition as a whole.

The estimated cost to complete the in-process research and development projects in the aggregate as of March 31, 2010 was approximately $1.4 million.

The Company used the income approach to value the acquired patents.  The discount rate in connection with this valuation was 25% and was based on the commercial and technical risks related to this asset and on estimated market participant discount rates for a similar asset.

The factors contributing to the recognition of goodwill were based upon several strategic and synergistic benefits that were expected to be realized from the combination.

Cogent Energy, Inc.

In December 2009, the Company acquired all of the outstanding capital stock of Cogent Energy, Inc. (Cogent), a company specializing in comprehensive energy consulting, engineering and building commissioning solutions to commercial, institutional and industrial customers. The total purchase price paid by the Company at closing was approximately $11,172, of which $6,555 was paid in cash and the remainder of which was paid by the issuance of 114,281 shares of the Company’s common stock that had a fair value of approximately $3,162.  These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on The NASDAQ Global Market on December 4, 2009.  As a result of gathering information to update its valuation of certain acquired assets and liabilities, the purchase price was reduced by $94 during the three months ended March 31, 2010.  This reduction in purchase price is recorded as a receivable from the former stockholders of Cogent and is included in prepaid expenses, deposits and other current assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010.   This receivable was settled in April 2010 through the release of 3,592 shares of the Company’s common stock back to the Company that were previously issued into escrow in connection with the Cogent acquisition.  Upon the release of these shares back to the Company, the shares were retired.

In addition to the amounts paid at closing, the Company may be obligated to pay an earn-out amount of $1,500 to the former stockholders of Cogent. The earn-out payment, if any, will be based on the achievement of a certain minimum revenue-based milestone and a certain earnings-based milestone of Cogent for the year ending December 31, 2010 and will be paid in cash. Both of these milestones need to be achieved in order for the earn-out payment to occur and there will be no partial payment if the milestones are not fully achieved. The Company believes that it is remote that the earn-out payment will not be made. The fair value of the earn-out payment of $1,455 was recorded as additional purchase price as of the acquisition date. As the Company believes that it is remote that the earn-out payment will not be made, the Company determined the fair value of the earn-out payment based on the present value of the $1,500, which will be paid in December 2010. The increase in fair value of the contingent consideration from December 31, 2009 to March 31, 2010 was not material and was recorded as a charge to general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010.

As discussed above, in connection with the gathering of additional information to update its valuation of certain acquired assets and liabilities, the Company recorded certain adjustments to the purchase price, as well as its allocation of the purchase price.  The purchase price allocation adjustments related to changes in the valuation of certain receivable and payable amounts.

The components and allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired as of December 4, 2009	$1,331
Customer relationships	1,400
Non-compete agreements	590
Trade name	200
Goodwill	7,557
Total	$11,078

Net tangible assets acquired in the acquisition of Cogent primarily related to the following:

Cash	$336
Accounts receivable	1,777
Prepaids and other assets	77
Accounts payable	(331)
Accrued expenses	(528)
Total	$1,331

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

Transaction costs related to this business combination were not material and were expensed as incurred.  The transaction costs are included in general and administrative expenses. The Company’s consolidated financial statements reflect eQ’s results of operations from June 11, 2009 forward.

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date. In addition to the amounts paid at closing, the Company incurred a contingent obligation to pay to the former holders of SRC membership interests an earn-out amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earn-out payments, if any, are based on the achievement of certain minimum revenue-based milestones of SRC, are paid in a combination of cash and shares of the Company’s common stock and are recorded as additional purchase price. The additional purchase price recorded in the second quarter of 2009, which was related to the May 1, 2008 to April 30, 2009 earn-out period, totaled $1,468, of which $734 was paid in cash during the second quarter of 2009 and the remainder of which was paid by the issuance of 44,776 shares of the Company’s common stock during the third quarter of 2009. During the first quarter of 2010, the Company determined that beyond a reasonable doubt the potential earn-out related to the period of May 1, 2009 to April 30, 2010 will occur.  As such, the Company accrued 60% of the revenues for SRC’s business from May 1, 2009 through March 31, 2010 related to the earn-out payment achieved through March 31, 2010 totaling $1,667 in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010.  The final earn-out payment related to the May 1, 2009 through April 30, 2010 earn-out period will be determined and settled during the second quarter of 2010.

Pro forma information relating to the above acquisitions has not been provided since the impact to the consolidated financial statements was not material.

3.  Impairment of Intangible Assets and Goodwill

Intangible Assets

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to ten years. The Company reviews its intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. There were no indicators of impairment identified during the three months ended March 31, 2010 and 2009 that required an interim impairment test.

The following table provides the gross carrying amount and related accumulated amortization of the Company’s definite-life intangible assets as of March 31, 2010 and December 31, 2009:

		As of March 31, 2010		As of December 31, 2009
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	7.04	$4,217	$(1,284)	$4,217	$(1,180)
Employment agreements and non-compete agreements	3.11	772	(168)	772	(118)
Software	2.24	120	(33)	120	(23)
Customer relationships	6.84	3,510	(503)	3,510	(333)
Trade name	0.49	115	(59)	115	(5)
Patents	10.00	200	—	—	—
Total		$8,934	$(2,047)	$8,734	$(1,659)

The increase in patents from December 31, 2009 to March 31, 2010 was due to the allocation of purchase price related to the Smallfoot and Zox acquisition.  Amortization expense related to intangible assets amounted to $388 and $169 for the three months ended March 31, 2010 and 2009, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The finite-life intangible asset lives range from one to ten years and the weighted average remaining life was 6.54 years at March 31, 2010.

In addition to the definite-life intangible assets described above, the Company also has two indefinite-life intangible assets related to in-process research and development projects acquired in connection with the Smallfoot and Zox acquisition (refer to Note 2 for further discussion).  The indefinite-life in-process research and development intangible assets totaled $920 as of March 31, 2010.  There were no indefinite-life intangible assets as of December 31, 2009.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.  Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company’s annual impairment test date is November 30.

In performing the test, the Company utilizes the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considers a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company bases the discount rate used to arrive at a present value as the date of the impairment test on its weighted average cost of capital. If the carrying value of its reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. To date, the Company has not been required to perform the second step of the impairment test.

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

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating loss in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The following table shows the change in the carrying amount of goodwill from December 31, 2009 to March 31, 2010:

Balance at December 31, 2009	$22,553
Acquisition of Smallfoot and Zox	240
Purchase price adjustments related to Cogent	20
SRC earnout	1,667
Balance at March 31, 2010	$24,480

4. Net Loss Per Share

A reconciliation of basic and diluted share amounts for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(14,200)	$(12,534)
Denominator:

Basic weighted average common shares outstanding	24,051	19,994
Weighted average common stock equivalents	—	—

Diluted weighted average common shares outstanding	24,051	19,994

Basic net loss per common share	$(0.59)	$(0.63)
Diluted net loss per common share	$(0.59)	$(0.63)
Weighted average anti-dilutive shares related to:
Stock options	3,113	3,160
Nonvested restricted shares	178	247
Restricted stock units	236	66
Escrow shares	150	120

For the three months ended March 31, 2010 and 2009, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of shares that would have been anti-dilutive had the Company had net income.

The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until such time as those shares vest, as the employee does not bear the risks or rewards of ownership until those shares have vested.

In connection with certain of the Company’s business combinations, the Company has issued shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time.

5. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Facility.

6. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Fair Value Measurement at March 31, 2010 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$100,510	$100,510	$—	$—
	$100,510	$100,510	$—	$—

(1)                                  Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, there were no indicators of impairment during the three months ended March 31, 2010 requiring a fair value measurement of these assets.  Accordingly, these assets were not measured at fair value.  With respect to liabilities measured at fair value on a non-recurring basis, which would be contingent consideration liability, refer to Note 2 for discussion of the determination of fair value of this liability.

At March 31, 2010, the Company had restricted cash of approximately $7,874 invested in certificates of deposit. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost based on current market rates for similar instruments.

7. Financing Arrangements

Pursuant to the terms of the Credit Facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account. The interest on loans under the Company’s revolving credit loan accrues at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election. The interest on term loans accrues at SVB’s prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election. The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months. All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date. In connection with the issuance or renewal of letters of credit for the Company’s account, the Company is charged a letter of credit fee of 1.25%. The Company expenses the interest and letter of credit fees, as applicable, in the period incurred.

The Company’s obligations under the Credit Facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property. The Credit Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Credit Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated. The Company was in compliance with all financial covenants under the Credit Facility at March 31, 2010 and December 31, 2009.

In October 2009, the Company repaid the outstanding borrowings of $4,442 under the Credit Facility. The Company incurred financing costs of $120 in connection with the Credit Facility, which were deferred and are being amortized to interest expense over the life of the Credit Facility, which matures on August 5, 2010. At March 31, 2010, the Company had no borrowings and letters of credit of $29,383 outstanding under the Credit Facility.

In April 2010, the Company and one of its subsidiaries entered into a second loan modification agreement to its Credit Facility with SVB, which increased the Company’s borrowing limit from $35,000 to $50,000, as well as modified certain of the Company’s financial covenant debt compliance requirements.  Also in April 2010, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program.  The Company provided this financial assurance utilizing approximately $30,000 of its available cash on hand, a $19,000 letter of credit issued under the Credit Facility and a $50,000 letter of credit issued by SVB, which is collateralized by the Company’s cash.  Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover all or substantially all of this cash and a majority of these letters of credit during the second quarter of 2010.

8. Commitments and Contingencies

The Company is contingently liable under outstanding letters of credit. Restricted cash balances in the amount of $7,874 collateralize certain outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participated at March 31, 2010 and December 31, 2009.

The Company is subject to certain performance guarantee requirements under certain customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $3,314 and $3,024, respectively, at March 31, 2010 and December 31, 2009. These amounts primarily represent up-front payments required by utility and grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum enrollment requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default to be remote.

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

The Company includes indemnification provisions in certain of its contracts. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that the Company’s service and related products are found to infringe upon a patent or copyright of a third party. The Company believes that its internal business practices and policies and the ownership of information limits the Company’s risk in paying out any claims under these indemnification provisions.

9. Stock-Based Compensation

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan, and collectively with the 2003 Plan, the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Options, restricted stock awards and restricted stock unit awards generally vest ratably over four years, with certain exceptions. The 2003 Plan expired upon the Company’s initial public offering (IPO) in May 2007. Any forfeitures after May 2007 under the 2003 Plan are available for future grant under the 2007 Plan up to a maximum of 1,000,000 shares. During the three months ended March 31, 2010 and 2009, the Company issued 24,681 shares of its common stock and 45,085 shares of its common stock, respectively, to certain executives in lieu of cash to satisfy a portion of the Company’s compensation obligations to those individuals. As of March 31, 2010, 2,232,619 shares were available for future grant under the 2007 Plan.

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

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.7%	2.7%
Vesting term, in years	2.16	2.16
Expected annual volatility	86%	86%
Expected dividend yield	—%	—%
Exit rate pre-vesting	4.88%	4.88%
Exit rate post-vesting	10.89%	10.89%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As there was no public market for the Company’s common stock prior to the effective date of the IPO, the Company determined the volatility based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies, as well as the historical volatility of the Company’s common stock beginning January 1, 2008. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the Credit Facility preclude the Company from paying dividends.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended March 31,
	2010	2009
Stock option expense (employees)	$2,305	$2,286
Stock option expense (non-employees)	—	18
Restricted stock and restricted stock units	2,041	515
Total	$4,346	$2,819

Stock-based compensation is recorded in the accompanying statements of operations, as follows:

	Three Months Ended March 31,
	2010	2009
Selling and marketing expenses	$1,048	$1,025
General and administrative expenses	3,131	1,626
Research and development expenses	167	168
Total	$4,346	$2,819

The Company recognized no income tax benefit from stock-based compensation arrangements during the three months ended March 31, 2010 and 2009. In addition, no compensation cost was capitalized during the three months ended March 31, 2010 and 2009.

The following is a summary of the Company’s stock option activity as of March 31, 2010 and the stock option activity for all stock option plans during the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(2)
Outstanding at beginning of period	2,503,975	$0.11 - $48.54	$10.84	$49,599
Granted	179,775		29.04
Exercised	(241,631)		6.25	$5,769
Cancelled	(50,877)		15.59
Outstanding at end of period	2,391,242	$0.11 - $48.54	12.58	$41,749
Weighted average remaining contractual life in years: 6.7
Exercisable at end of period	1,184,820	$0.11 - $48.54	$8.66	$25,319
Weighted average remaining contractual life in years: 6.3
Vested or expected to vest at March 31, 2010 (1)	2,329,930	$0.11 - $48.54	$12.33	$41,246

(1)                                  This represents the number of vested options as of March 31, 2010 plus the number of unvested options expected to vest as of March 31, 2010 based on the unvested options outstanding at March 31, 2010, adjusted for the estimated forfeiture rate of 4.88%.

(2)                                  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2010 of $29.68 and the exercise price of the underlying options.

In December 2008, the Company’s board of directors approved a one-time offer to the Company’s employees, including its executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of the Company’s common stock as reported on The NASDAQ Global Market on January 21, 2009 (the Exchange). The Exchange closed on January 21, 2009, and the Company exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who were not also executive officers of the Company, 142,179 options with an exercise price per share of $11.47 for executive officers who were not also directors of the Company and 45,653 options with an exercise price per share of $12.94 for the Company’s directors. On the date of the Exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the Exchange. As such, there was no incremental fair value of the new options, and the Company will not record additional compensation expense related to the Exchange. The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

Additional Information About Stock Options

	Three Months Ended March 31,
	2010	2009
Total number of options granted during the period	179,775	821,004
Weighted-average fair value per share of options granted	$18.35	$18.80
Total intrinsic value of options exercised(1)	$5,769	$1,100

(1)          Difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of March 31, 2010, 2,376,249 options were held by employees and directors and 14,993 options were held by non-employees. Subsequent to the $2,305 of stock-based compensation expense recognized for the three months ended March 31, 2010 related to stock options held by employees, the amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2010 was $16,431, which is to be recognized over a weighted average period of 2.3 years. There were no remaining unvested non-employee options as of March 31, 2010.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units outstanding as of March 31, 2010, the Company had $11,338 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2009	188,618	$23.42
Granted	45,250	29.20
Vested	(63,461)	24.54
Cancelled	(5,729)	26.67
Nonvested at March 31, 2010	164,678	$24.46

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

Additional Information about Restricted Stock

	Three Months Ended March 31,
	2010	2009
Total number of shares of restricted stock granted during the period	45,250	—
Weighted average fair value per share of restricted stock granted	$29.20	$—
Total number of shares of restricted stock vested during the period	63,461	65,913
Total fair value of shares of restricted stock vested during the period	$1,854	$736

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the quarter ended March 31, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2009	114,000	$11.55
Granted	285,000	28.59
Vested	(28,500)	11.55
Cancelled	—	—
Nonvested at March 31, 2010	370,500	$24.66

Prior to 2009, the Company had not granted any restricted stock units.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2009 was $11.55 per share.  The total fair value of restricted stock units that vested during the three months ended March 31, 2010 was $962.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740), which is the asset and liability method for accounting and reporting income taxes. Under ASC 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  If an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, which is the case with the Company, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year.  As a result, the Company recorded an income tax benefit of $1,167 for the three months ended March 31, 2010, which included consideration of the tax benefit recognized by the Company from stock option deductions generated during the three months ended March 31, 2010. This tax benefit relates principally to losses incurred from operations in the United States, which the Company expects to realize in 2010 based on forecasted pre-tax income for the fiscal year ending December 31, 2010 (fiscal 2010), partially offset by losses from foreign operations for which no tax benefit can be recognized, resulting in an effective tax rate for the three months ended March 31, 2010 of 7.6%.  The Company’s estimated annual effective tax rate for fiscal 2010 is 13.8%.  However, the estimated annual effective tax rate could be reduced in future quarters of fiscal 2010 as a result of tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  The Company’s estimated annual effective tax rate is lower than the statutory rate as a result of the Company’s federal and state net operating loss carryforwards to offset future federal and state taxable income.  Even though the Company’s net federal and state net operating loss carryforwards exceed the Company’s estimated taxable income for fiscal 2010, the Company’s estimated annual effective tax rate is greater than zero due to federal alternative minimum taxes for which the utilization of net operating loss carryforwards is limited, and certain state taxes for jurisdictions where the Company does not have sufficient net operating loss carryforwards, as well as the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

The Company recorded an income tax provision of $181 for the three months ended March 31, 2009.  This tax provision is primarily related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. As of March 31, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a full valuation allowance.

11.  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalent balances with highly rated financial institutions and, consequently, such funds are subject to minimal credit risk.

The Company’s customers are principally located in the northeastern and PJM Interconnection (PJM) regions of the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the energy industry, as well as global economic conditions, management does not believe significant credit risk exists as of March 31, 2010. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the energy industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable.

The following table sets forth the Company’s significant customers. PJM Interconnection and ISO-New England, Inc. are regional grid operator customers and are comprised of multiple utilities and were formed to control the operation of a regional power system, coordinate the supply of electricity, and establish fair and efficient markets.

	Three Months Ended March 31,
	2010		2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM Interconnection	$195	1%	$60	0%
ISO-New England, Inc.	17,420	62%	14,459	79%
Total	$17,615	63%	$14,519	79%

Accounts receivable from these customers was approximately $9,356 and $9,788 at March 31, 2010 and December 31, 2009, respectively. Unbilled revenue from these customers was $16,374 and $40,388 at March 31, 2010 and December 31, 2009, respectively.

Deposits and restricted cash consist of funds to secure performance under certain customer contracts and open market bidding programs. Deposits held by customers were $3,314 and $3,024 at March 31, 2010 and December 31, 2009, respectively.

12. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

13.  Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010, but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact of this revised accounting guidance, including the period in which the Company will adopt this guidance.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, or the SEC, on March 12, 2010. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of clean and intelligent energy management applications and services, which include comprehensive demand response services, data-driven energy efficiency services, energy price and risk management services and enterprise carbon management services.  During the first quarter of 2010, we released an updated energy management application platform, which includes the latest release of our four energy management applications and enhances previous iterations of our PowerTrak and CarbonTrak enterprise software platforms and our monitoring-based commissioning services.  Our customers are commercial, institutional and industrial end-users of energy, as well as electric power grid operators and utilities.

We believe that we are the largest demand response service provider in the United States for commercial, institutional and industrial customers. As of March 31, 2010, we managed over 4,350 MW of demand response capacity across an end-use customer base of approximately 3,100 accounts and 7,200 customer sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of commercial, institutional and industrial customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results. To date, we have received substantially all of our revenues from grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with end-users of electricity in exchange for such end-users reducing their power consumption when called upon.

We build upon our position as a leading demand response services provider by using our NOC and energy management application platform to also deliver a portfolio of additional energy management applications to our customers, including the cross-selling of these energy management applications to existing end-use customers.  These additional energy management applications include our SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is our data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services and owner-engineer services.  SupplySMART is our energy price and risk management application and service that provides our end-use customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is our enterprise carbon management application that supports the measurement, tracking, analysis, and reporting and management of greenhouse gas emissions.

We continue to devote substantially all of our efforts toward the sale of our energy management applications and services. We have incurred net losses from inception to March 31, 2010. Our net loss was $14.2 million and $12.5 million, respectively, for the three months ended March 31, 2010 and 2009.  As of March 31, 2010, our accumulated deficit was $91.5 million.

In our demand response business we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid. We increase, and occasionally decrease, our obligation through open market programs, supplemental demand response programs, auctions or other similar capacity arrangements, open program registrations and bilateral contracts to account for changes in supply and demand forecasts in order to achieve more favorable pricing opportunities. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our commercial, institutional and industrial customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our DemandSMART application to dispatch this network to meet the demands of these utility and grid operator customers. We refer to the above activities as managing our portfolio of demand response capacity.

Significant Recent Developments

In April 2010, we and one of our subsidiaries entered into a second loan modification agreement to our loan and security agreement with Silicon Valley Bank, or SVB, which increased our borrowing limit from $35.0 million to $50.0 million, as well as modified certain of our financial covenant debt compliance requirements.  We refer to our loan and security agreement with SVB, as modified in May 2009 and April 2010, as the SVB credit facility.

In March 2010, we acquired substantially all of the assets and certain liabilities of SmallFoot LLC, or Smallfoot, and ZOX, LLC, or Zox, which were not affiliated with us but were entities under common control.  Smallfoot was in the process of developing wireless systems that manage and coordinate electricity demand for small commercial facilities and Zox was in the process of developing hardware and software for automated utility meter reading.  The total purchase price paid by us at closing was approximately $1.4 million, of which $1.1 million was paid in cash and the remainder of which was paid by the issuance of 8,758 shares of our common stock that had a fair value of approximately $0.3 million.

In February 2010, Dr. Susan F. Tierney was elected to serve as a member of our board of directors.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our energy management applications and services. Our revenues from our demand response services primarily consist of capacity and energy payments. We derive revenues from demand response capacity that we make available in open market programs, which are open market bidding opportunities established by grid operators and utilities. In these open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by hour, day, month, bidding period or supplemental, new or modified programs. In certain markets, we enter into long-term capacity contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response services. Our revenues have historically been higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

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

We do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. As program rules may differ for each long-term contract and/or region where we operate, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. We recognize demand response revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the contract or open market program. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly over the performance period until the next verification event. In subsequent verification events, if our verified capacity is below the previously verified amount, the grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts.

We defer incremental direct costs incurred related to the acquisition or origination of a contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of March 31, 2010 and December 31, 2009, the incremental direct costs deferred were approximately $0.9 million and $0.9 million, respectively. During the three months ended March 31, 2010 and 2009, we did not defer any contract origination costs. These deferred expenses would not have been incurred without our participation in a certain open market program and will be expensed in proportion to the related revenue being recognized. In addition, we capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense such equipment over the lesser of its useful life or the term of the contractual arrangement. These capitalized costs are included in property and equipment in our consolidated balance sheets. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of March 31, 2010, we had over 4,350 MW under management in our demand response network, meaning that we had entered into definitive contracts with our commercial, institutional and industrial customers with respect to over 4,350 MW of demand response capacity. We generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. An exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we expect to continue to increase our participation and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our end-use customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW. Certain other markets in which we currently participate or choose to participate in the future may operate in a manner similar to the PJM forward capacity market, which would create a delay in recognizing revenue from the MW that we enable in those markets.

Revenues generated from open market sales to PJM, a grid operator customer, accounted for 1% and 0%, respectively, of our total revenues for the three months ended March 31, 2010 and 2009. Under certain contracts and programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $16.4 million at March 31, 2010 will be billed and collected through May 31, 2010.

Revenues generated from open market sales to ISO New England, Inc., or ISO-NE, a grid operator customer, accounted for 62% and 79%, respectively, of our total revenues for the three months ended March 31, 2010 and 2009.

In addition to demand response, we generally receive either a subscription-based or consulting fee or a percentage savings fee for arrangements under which we provide services from our other energy management solutions.  Revenues derived from our other energy management solutions were $3.5 million and $1.6 million, respectively, for the three months ended March 31, 2010 and 2009.

Cost of Revenues

Cost of revenues for our demand response services consists primarily of payments that we make to our commercial, institutional and industrial customers for their participation in our demand response network. We generally enter into three to five year contracts with our commercial, institutional and industrial customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a commercial, institutional or industrial customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices, which monitor energy usage, communicate with sites and, in certain instances, remotely control energy usage to achieve committed capacity, at our commercial, institutional and industrial customer sites are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also included in cost of revenues our amortization of capitalized internal-use software costs related to our energy management applications. We also include in cost of revenues the monthly telecommunications and data costs we incur as a result of being connected to commercial, institutional and industrial customer sites and our internal payroll and related costs allocated to a commercial, institutional and industrial customer site. Certain costs such as equipment depreciation and telecommunications and data costs are fixed and do not vary based on revenues recognized.  These fixed costs could impact our gross margin trends described below during interim periods.  Cost of revenues for our other energy management solutions include third party services, equipment depreciation and the wages and associated benefits that we pay to our project managers for the performance of their services.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications, (b) the selling price of our energy management applications, (c) our cost of revenues, (d) the way in which we manage our portfolio of demand response capacity, (e) the introduction of new clean and intelligent energy solutions, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. Our outcomes in negotiating favorable contracts with our commercial, institutional and industrial customers, as well as with our utility and grid operator customers, the effective management of our portfolio of demand response capacity and our demand response event performance are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 357 full-time employees at March 31, 2009 to 427 full-time employees at March 31, 2010. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our sales and marketing organization, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities. We expect annual selling and marketing expenses to decrease as a percentage of total annual revenues as we leverage our current sales and marketing personnel.

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support our continued growth. We expect general and administrative expenses to decrease as a percentage of total annual revenues as we leverage our current infrastructure and employee base.  However, amortization expense from intangible assets acquired in future acquisitions could impact this trend.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications and services and enhancement of existing energy management applications and services, (d) quality assurance and testing and (e) other related overhead. During the three months ended March 31, 2010 and 2009, we capitalized internal use software costs of $1.2 million and $0.6 million, respectively, and the amounts are included as software in property and equipment. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies and to decrease as a percentage of total revenues in the long term as we leverage our existing technology.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation.  As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model, and for stock options granted on or after January 1, 2009, the fair value of each award is and has been estimated on the date of grant using a trinomial valuation model. For the three months ended March 31, 2010 and 2009, we recorded expenses of approximately $4.3 million and $2.8 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to grants through March 31, 2010, a future expense of non-vested options of approximately $16.4 million is expected to be recognized over a weighted average period of 2.3 years and a future expense of restricted stock and restricted stock unit awards of approximately $11.3 million is expected to be recognized over a weighted average period of 3.3 years.

Other Income and Expense, Net

Other income and expense consist primarily of interest income earned on cash balances, gain or loss on foreign currency transactions and other non-operating income. We historically have invested our cash in money market funds, treasury funds, commercial paper, municipal bonds and auction rate securities. We do not currently hold any auction rate securities.

Interest Expense

Interest expense consists of interest on our capital lease obligations, fees on the SVB credit facility and fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

The following table summarizes our revenues for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2010	2009	Change	Change
Revenues:
Demand response solutions	$24,666	$16,800	$7,866	46.8%
Other energy management solutions	3,455	1,623	1,832	112.9%
Total revenues	$28,121	$18,423	$9,698	52.6%

For the three months ended March 31, 2010, our demand response revenues increased by $7.9 million, or 46.8%, as compared to the three months ended March 31, 2009.  The increase in our demand response revenues was primarily due to an increase in our MW under management in the following existing operating areas and our expansion into new markets and programs (dollars in thousands):

Revenue Increase:
March 31, 2009 to March 31, 2010
New England	$3,423
Tennessee Valley Authority	2,372
New York ISO	1,560
PJM	135
Other	376
Total increased demand response revenues	$7,866

The increase in our demand response revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was also attributable to more favorable pricing in certain operating areas, specifically ISO-NE, and our effective management of our portfolio of demand response capacity.  The current favorable pricing in the ISO-NE region will cease upon the commencement of the upcoming ISO-NE program year which starts on June 1, 2010.  Additionally, we have expanded our participation and MW under management in the Tennessee Valley Authority region since the first quarter of 2009, which contributed to the increase in our demand response revenues.  The increase is also attributable to our participation in the New York ISO region, where we experienced a demand response event in the first quarter of 2010, which resulted in the fees under this arrangement through March 31, 2010 becoming fixed or determinable and therefore, recognized as revenue in the first quarter of 2010.  The increase in our demand response revenues was offset by a reduction in energy payments due to lower real-time demand response prices that affected our participation in certain economic demand response programs, including the day-ahead program with ISO-NE.

For the three months ended March 31, 2010, our other energy management solutions revenues increased by $1.8 million, or 113%, compared to the three months ended March 31, 2009.  Revenues related to our SiteSMART application for the three months ended March 31, 2010 increased approximately $1.6 million compared to the same period in 2009 primarily due to a full quarter of recognized revenue related to our acquisition of Cogent Energy, Inc., or Cogent, which occurred in December 2009.

We currently expect our revenues to increase in 2010 compared to 2009 as we seek to further increase our MW under management in all operating regions, enroll new end-use customers in our demand response programs, continue to sell our other energy management solutions to our new and existing demand response customers and pursue more favorable pricing opportunities.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our demand response and other energy management solutions for the three months ended March 31, 2010 and 2009 (dollars in thousands):

Three Months Ended March 31,
2010		2009
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$9,575	34.0%	$7,898	42.9%

Our gross profit increased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to the substantial increase in our revenues, as well as the effective management of our portfolio of demand response capacity and our strong demand response event performance.

Our gross margin decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to costs incurred in connection with payments that we made to our commercial, institutional and industrial customers pursuant to certain programs under which we did not recognize corresponding revenues. The decrease in gross margin was also due to increased depreciation and amortization of capitalized costs, increased telecommunications and data costs, and a demand response event in a historically lower margin program that occurred during the three months ended March 31, 2010 with no similar event having occurred during the three months ended March 31, 2009.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Operating Expenses:
Selling and marketing	$9,851	$8,667	13.7%
General and administrative	13,012	9,702	34.1%
Research and development	2,057	1,537	33.8%
Total	$24,920	$19,906	25.2%

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

Selling and Marketing Expenses

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Payroll and related costs	$6,008	$5,670	6.0%
Stock-based compensation	1,048	1,025	2.2%
Other	2,795	1,972	41.7%
Total	$9,851	$8,667	13.7%

The increase in selling and marketing expenses for the three months ended March 31, 2010 compared to the same period in 2009 was primarily driven by the payroll and related costs associated with an increase in the number of selling and marketing full-time employees from 130 at March 31, 2009 to 160 at March 31, 2010. The increase in payroll and related costs for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to an increase in sales commissions payable to certain members of our sales force of $0.2 million, as well as the timing associated with our hiring new full-time employees during 2010 as compared to 2009. These increases were partially offset by lower average salary rates per employee.  The increase in other selling and marketing expenses for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increases in professional services and marketing costs of $0.1 million and $0.1 million, respectively, due to our rebranding efforts, facility costs of $0.4 million due to the expansion of our existing office space, and technology and communication costs of $0.2 million due to the expansion of our data service centers.

General and Administrative Expenses

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Payroll and related costs	$6,790	$4,975	36.5%
Stock-based compensation	3,131	1,626	92.6%
Other	3,091	3,101	(0.3)%
Total	$13,012	$9,702	34.1%

The increase in general and administrative expenses for the three months ended March 31, 2010 compared to the same period in 2009 was primarily driven by payroll and related costs due to an increase in executive compensation and employee bonus payments, as well as increased stock-based compensation as a result of additional stock-based awards to certain officers and directors.  The increase in payroll and related costs for the three months ended March 31, 2010 compared to the same period in 2009 was also attributable to an increase in the number of general and administrative full-time employees from 180 at March 31, 2009 to 216 at March 31, 2010.  The increase in stock-based compensation for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to annual stock-based awards granted to our officers and directors.

Research and Development Expenses

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Payroll and related costs	$1,191	$848	40.4%
Stock-based compensation	167	168	(0.6)%
Other	699	521	34.2%
Total	$2,057	$1,537	33.8%

The increase in research and development expenses for the three months ended March 31, 2010 compared to the same period in 2009 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 47 at March 31, 2009 to 51 at March 31, 2010. This increase was partially offset by capitalized internal use software costs of $1.2 million at March 31, 2010 and $0.6 million at March 31, 2009. The increase in other research and development expenses for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase in professional services of $0.1 million and technology and communication costs of $0.1 million.

Other Income (Expense), Net

Other income, net for the three months ended March 31, 2010 was primarily comprised of a nominal amount of interest income as well as a nominal amount of foreign exchange gains related to certain receivables denominated in foreign currencies.  Other expense, net for the three months ended March 31, 2009 was primarily comprised of foreign exchange losses related to certain receivables denominated in foreign currencies.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2010 compared to the same period in 2009 was due to our repayment of outstanding borrowings on our SVB credit facility of $4.4 million during the fourth quarter of 2009, resulting in no interest expense related to our borrowings in the first quarter of 2010.  Interest expense for the first quarter of 2010 includes interest on our outstanding capital leases, letters of credit origination fees, and amortization of deferred financing fees.

Income Taxes

Although we have a loss before income taxes for the three months ended March 31, 2010, we anticipate that we will incur income before income taxes for the fiscal year ending December 31, 2010, or fiscal 2010.  Therefore, we anticipate that we will record a provision for income taxes for fiscal 2010, and therefore will realize the benefit of the loss before income taxes incurred during the three months ended March 31, 2010 during fiscal 2010.  As a result, we recorded an income tax benefit of $1.2 million for the three months ended March 31, 2010, inclusive of consideration of the tax benefit from stock option deductions generated during the three months ended March 31, 2010 on our estimated annual effective tax rate.  This tax benefit relates principally to losses incurred from operations in the United States, which we expect to realize in 2010 based on forecasted pre-tax income for fiscal 2010, partially offset by losses from foreign operations for which no tax benefit can be recognized, resulting in an effective tax rate for the three months ended March 31, 2010.  Our estimated annual effective tax rate for fiscal 2010 is 13.8%.  However, the estimated annual effective tax rate could be reduced in future quarters of fiscal 2010 as a result of tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  Our estimated annual effective tax rate is lower than the statutory rate as a result of our federal and state net operating loss carryforwards to offset future federal and state taxable income.  Even though our federal and state net operating loss carryforwards exceed our estimated taxable income for fiscal 2010, our estimated annual effective tax rate is greater than zero due to federal alternative minimum taxes for which the utilization of net operating loss carryforwards is limited, and certain state taxes for jurisdictions where we do not have sufficient net operating loss carryforwards, as well as the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

We recorded an income tax provision of $0.2 million for the three months ended March 31, 2009.  This tax provision was primarily related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

We review all available evidence to evaluate the recovery of our deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as our ability to generate income in future periods. As of March 31, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance.

Net Loss

Net loss for the three months ended March 31, 2010 was $14.2 million, or $0.59 per basic and diluted share, compared to a net loss of $12.5 million, or $0.63 per basic and diluted share, for the three months ended March 31, 2009. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, non-GAAP net loss for the three months ended March 31, 2010 was $9.8 million, or $0.41 per basic and diluted share, compared to a non-GAAP net loss of $9.5 million, or $0.48 per basic and diluted share, for the three months ended March 31, 2009. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures.” A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net loss and non-GAAP net loss per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation and amortization expense related to acquisition- related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

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

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net loss or net loss per share prepared in accordance with GAAP.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
GAAP net loss	$(14,200)	$(12,534)
ADD: Stock-based compensation	4,346	2,819
ADD: Amortization expense of acquired intangible assets	388	169
LESS: Income tax effect of Non-GAAP adjustments (1)	(360)	—
Non-GAAP net loss	$(9,826)	$(9,546)
GAAP net loss per basic and diluted share	$(0.59)	$(0.63)
ADD: Stock-based compensation	0.18	0.14
ADD: Amortization expense of acquired intangible assets	0.01	0.01
LESS: Income tax effect of Non-GAAP adjustments	(0.01)	—
Non-GAAP net loss per basic and diluted share	$(0.41)	$(0.48)
Weighted average number of common shares outstanding
Basic	24,051,114	19,993,981
Diluted	24,051,114	19,993,981

(1)          Represents the reduction in the income tax benefit recorded for the three months ended March 31, 2010 based on our effective tax rate for the three months ended March 31, 2010.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant losses. As of March 31, 2010, we had an accumulated deficit of $91.5 million. As of March 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $117.4 million, a decrease of $2.3 million from the December 31, 2009 balance of $119.7 million. As of March 31, 2010, we were contingently liable for $29.4 million in connection with outstanding letters of credit under the SVB credit facility. As of March 31, 2010 and December 31, 2009, we had restricted cash balances of $7.9 million, which relate to amounts to collateralize unused outstanding letters of credit and cover financial assurance requirements in certain of the programs in which we participate.

At March 31, 2010 and December 31, 2009, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at March 31, 2010 and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications and services to utilities and grid operators and the increasing rate at which letters of credit or security deposits are required by those utilities and grid operators, the introduction and market acceptance of new energy management applications, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements, including the potential expansion or renewal of the SVB credit facility, or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $62.1 million of our securities under the shelf registration statement. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities	$3,122	$(5,326)
Cash flows used in investing activities	(6,978)	(1,040)
Cash flows provided by financing activities	1,506	53
Effects of exchange rate changes on cash	(5)	—
Net decrease in cash and cash equivalents	$(2,355)	$(6,313)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the three months ended March 31, 2010 was $3.1 million and consisted of a net loss of $14.2 million offset by $9.8 million of net cash provided by working capital and other activities and $7.5 million of non-cash items, primarily consisting of depreciation and amortization, deferred tax benefit and stock-based compensation charges. Cash provided by working capital and other activities consisted of a decrease of $24.0 million in unbilled revenues relating to the PJM demand response market, a decrease in accounts receivable of $1.3 million due to the timing of cash receipts under the demand response programs in which we participate, and a $0.5 million increase in deferred revenue.  These amounts were partially offset by cash used from working capital and other activities, which reflected an increase in prepaid expenses and other assets of $0.6 million and a decrease of $0.1 million in accounts payable and accrued expenses due to the timing of payments, a $13.0 million decrease in accrued capacity payments, the majority of which was related to the PJM demand response market, and a $2.3 million decrease in accrued payroll and related expenses.

Cash used in operating activities for the three months ended March 31, 2009 was $5.3 million and consisted of a $12.5 million net loss, which was offset by approximately $1.3 million of net cash provided by working capital and other activities and by $6.0 million of non-cash items, primarily consisting of depreciation and amortization, interest expense, deferred tax liabilities and stock-based compensation charges. Cash provided by working capital consisted of a decrease of $6.9 million in unbilled revenues relating to the PJM demand response market, a decrease in accounts receivable of $1.3 million due to the timing of cash receipts under the demand response programs in which we participate, and an increase in deferred revenue of $0.4 million. These amounts were partially offset by cash used for working capital and other activities, which reflected a $4.5 million decrease in accrued capacity payments, the majority of which was related to the PJM demand response market, a decrease of $0.8 million in payroll and related expenses, a decrease of $0.7 million in accounts payable and accrued expenses, and an increase of $1.3 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Cash used in investing activities was $7.0 million for the three months ended March 31, 2010. Our principal cash investments during the three months ended March 31, 2010 related to installation services used to build out and expand our demand response and other energy management solutions and purchases of property and equipment. During the three months ended March 31, 2010, we acquired Smallfoot and Zox for a purchase price of $1.4 million, of which $1.1 million was paid in cash.  We had an increase in restricted cash and deposits resulting in a reduction of cash of $0.3 million primarily as a result of our cash deposits made in connection with demand response programs in which we participate. During the three months ended March 31, 2010, we also incurred $5.6 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash used in investing activities was $1.0 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, our principal cash investments related to installation services used to build out and expand our demand response and other energy management solutions and purchases of property and equipment. For the three months ended March 31, 2009, sales of available-for-sale securities were $1.5 million.  Also, for the three months ended March 31, 2009, we had a decrease in restricted cash of $0.3 million primarily as a result of our financing arrangement with SVB, which allows for the issuance of letters of credit in connection with demand response programs in which we may participate. During the three months ended March 31, 2009, we also incurred $2.9 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $1.5 million for the three months ended March 31, 2010 and $0.1 million for the three months ended March 31, 2009 primarily consisting of proceeds that we received from exercises of options to purchase shares of our common stock during the three months ended March 31, 2010 and 2009.

Credit Facility Borrowings

Pursuant to the terms of the SVB credit facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account.  All unpaid principal and accrued interest is due and payable in full on August 5, 2010, which is the maturity date. Our obligations under the SVB credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. The SVB credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. The SVB credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the SVB credit facility may be accelerated. We were in compliance with all financial covenants under the SVB credit facility at March 31, 2010 and, as of that date, we had repaid the outstanding borrowings thereunder of $4.4 million. As of March 31, 2010, we continue to have an aggregate of $29.4 million in letters of credit issued for our account under the SVB credit facility.

In April 2010, we and one of our subsidiaries entered into the second loan modification agreement to the SVB credit facility, which increased our borrowing limit from $35.0 million to $50.0 million, as well as modified certain of our financial covenant debt compliance requirements.  For additional information regarding the SVB credit facility, see Note 7 to our unaudited condensed consolidated financial statements contained herein.

Contingent Earn-Out Payments

In connection with our acquisition of Cogent, we agreed to make a single contingent earn-out payment of $1.5 million in cash, to be paid, if at all, based on the achievement of a certain minimum revenue-based milestone and a certain earnings-based milestone of Cogent for the year ending December 31, 2010. Both of these milestones need to be achieved in order for the earn-out payment to occur and there will be no partial payment if the milestones are not fully achieved. As we believe that it is remote that the earn-out payment will not be made, we determined the fair value of the earn-out payment based on the present value of the $1.5 million, which will be paid in December 2010.

In connection with our acquisition of South River Consulting, LLC, or SRC, in addition to the amounts paid at closing, we incurred a contingent obligation to pay to the former holders of SRC membership interests an earn-out amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earn-out payments are based on the achievement of certain minimum revenue-based milestones of SRC and are paid in a combination of cash and shares of our common stock.  The additional purchase price recorded in the second quarter of 2009, which was related to the May 1, 2008 to April 30, 2009 earn-out period, totaled $1.5 million, of which $0.7 million was paid in cash during the second quarter of 2009 and the remainder of which was paid by the issuance of 44,776 shares of our common stock during the third quarter of 2009.  During the first quarter of 2010, we determined that beyond a reasonable doubt the potential earn-out related to the period of May 1, 2009 to April 30, 2010 will occur.  As such, we accrued 60% of the revenues for SRC’s business from May 1, 2009 through March 31, 2010 related the earn-out payment achieved through March 31, 2010 totaling $1.7 million.  The final earn-out related to the May 1, 2009 through April 30, 2010 earn-out period will be determined and settled during the second quarter of 2010.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $5.6 million and $2.9 million during the three months ended March 31, 2010 and 2009, respectively. As we continue to grow, we expect our capital expenditures for 2010 to increase as compared to 2009.

Contractual Obligations

As of March 31, 2010, the contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010, has not materially changed.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of March 31, 2010, we had outstanding letters of credit totaling $29.4 million. For information on these commitments and contingent obligations, see Note 8 to our unaudited condensed consolidated financial statements contained herein.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 12, 2010.  Except as disclosed herein, there have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We are currently evaluating the impact of this revised accounting guidance, including the period in which we will adopt this guidance.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements, or ASU 2010-06.  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010.   During the three months ended March 31, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the three months ended March 31, 2010: on March 15, 2010, in connection with our acquisition of substantially all of the assets of Smallfoot and Zox, we issued 8,758 shares of our common stock.

The issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of these securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Such recipients received written disclosures that the securities have not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of these securities are deemed restricted securities for the purposes of the Securities Act. The sales of these securities were made without general solicitation or advertising.

Item 6.  Exhibits.

10.1@*	EnerNOC, Inc. Amended and Restated Non-Employee Director Compensation Policy.
10.2

Second Loan Modification Agreement, dated as of April 23, 2010, by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2010 (File No. 001-33471), is incorporated by reference herein as Exhibit 10.2.

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

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: May 7, 2010	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: May 7, 2010	By:	/s/ Timothy Weller
Timothy Weller
Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Number	Exhibit Title

10.1@*	EnerNOC, Inc. Amended and Restated Non-Employee Director Compensation Policy.
10.2

Second Loan Modification Agreement, dated as of April 23, 2010, by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2010 (File No. 001-33471), is incorporated by reference herein as Exhibit 10.2.

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

*                                         Filed herewith.