Form 10-Q
period 2010-06-30
ENERNOC INC
filed 2010-08-05
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 24,828,321 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 2, 2010.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$118,511	$119,739
Restricted cash	7,874	177
Trade accounts receivable, net allowance for doubtful accounts of $71 and $57 at June 30, 2010 and December 31, 2009, respectively	23,489	17,421
Unbilled revenue	29,799	40,388
Prepaid expenses, deposits and other current assets	10,056	4,725
Total current assets	189,729	182,450
Property and equipment, net of accumulated depreciation of $28,992 and $22,420 at June 30, 2010 and December 31, 2009, respectively	36,043	31,344
Goodwill	24,653	22,553
Definite-life intangible assets, net	6,519	7,075
Indefinite-life intangible assets	920	—
Deposits and other assets	4,108	3,903
Restricted cash	—	7,697
Total assets	$261,972	$255,022

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,061	$55
Accrued capacity payments	40,230	40,534
Accrued payroll and related expenses	9,276	9,688
Accrued expenses and other current liabilities	6,362	3,706
Accrued acquisition contingent consideration	1,478	1,455
Deferred revenue	5,008	2,119
Current portion of long-term debt	38	36
Total current liabilities	64,453	57,593
Long-term liabilities
Long-term debt, net of current portion	17	37
Deferred tax liability	337	654
Other liabilities	2,963	1,763
Total long-term liabilities	3,317	2,454
Commitments and contingencies (Note 8 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 24,821,921 and 24,233,448 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	25	24
Additional paid-in capital	284,666	272,350
Accumulated other comprehensive loss	(24)	(56)
Accumulated deficit	(90,465)	(77,343)
Total stockholders’ equity	194,202	194,975
Total liabilities and stockholders’ equity	$261,972	$255,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$66,548	$42,402	$94,669	$60,825
Cost of revenues	37,556	24,267	56,102	34,792
Gross profit	28,992	18,135	38,567	26,033
Operating expenses:
Selling and marketing	12,285	9,212	22,136	17,879
General and administrative	12,398	11,395	25,410	21,097
Research and development	2,494	1,876	4,551	3,413
Total operating expenses	27,177	22,483	52,097	42,389
Income (loss) from operations	1,815	(4,348)	(13,530)	(16,356)
Other (expense) income	(14)	189	(11)	(95)
Interest expense	(466)	(1,403)	(491)	(1,464)
Income (loss) before income tax	1,335	(5,562)	(14,032)	(17,915)
(Provision for) benefit from income tax	(257)	(167)	910	(348)
Net income (loss)	$1,078	$(5,729)	$(13,122)	$(18,263)

Earnings (loss) per share:
Basic earnings (loss) per common share	$0.04	$(0.29)	$(0.54)	$(0.91)
Diluted earnings (loss) per common share	$0.04	$(0.29)	$(0.54)	$(0.91)

Weighted average number of common shares outstanding
Basic	24,371,125	20,034,562	24,212,004	19,983,803
Diluted	25,861,957	20,034,562	24,212,004	19,983,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(13,122)	$(18,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,574	5,104
Amortization of acquired intangible assets	756	332
Stock-based compensation expense	8,004	6,074
Impairment of property and equipment	756	—
Unrealized foreign exchange transaction loss	30	132
Deferred tax liability	(317)	351
Non-cash interest expense	30	—
Other, net	43	46
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(6,118)	(2,258)
Unbilled revenue	10,589	(4,760)
Prepaid expenses and other current assets	(5,055)	(117)
Other assets	(2)	(2,765)
Other noncurrent liabilities	1,220	60
Deferred revenue	2,863	1,309
Accrued capacity payments	(299)	4,565
Accrued payroll and related expenses	365	809
Accounts payable and accrued expenses	4,659	(838)
Net cash provided by (used in) operating activities	10,976	(10,219)

Cash flows from investing activities
Sales and maturities of marketable securities	—	2,000
Payments made for acquisitions of businesses, net of cash acquired	(2,001)	(984)
Purchases of property and equipment	(12,039)	(9,763)
Change in restricted cash and deposits	(607)	1,242
Net cash used in investing activities	(14,647)	(7,505)

Cash flows from financing activities
Proceeds from exercises of stock options	2,473	471
Repayment of borrowings and payments under capital leases	(18)	(22)
Net cash provided by financing activities	2,455	449
Effects of exchange rate changes on cash	(12)	19
Net change in cash and cash equivalents	(1,228)	(17,256)
Cash and cash equivalents at beginning of period	119,739	60,782
Cash and cash equivalents at end of period	$118,511	$43,526

Non-cash financing and investing activities
Net issuance of common stock in connection with acquisitions	$1,066	$501
Issuance of common stock in satisfaction of bonuses	$775	$500
Increase in accrued contingent consideration related to acquisitions	—	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise noted)

1.              Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003. The Company operates in a single segment providing clean and intelligent energy management applications and services, which include comprehensive demand response services, data-driven energy efficiency services, energy price and risk management services and enterprise carbon management services.  During the three months ended March 31, 2010, the Company released an updated energy management application platform, which includes the latest release of the Company’s four energy management applications and enhances previous iterations of its PowerTrak and CarbonTrak enterprise software platforms.  The Company uses its Network Operations Center (NOC) and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of commercial, institutional and industrial customer sites, making demand response capacity available to grid operators and utilities on demand while helping commercial, institutional and industrial end-users of electricity (C&I customers) achieve energy savings, environmental benefits and improved financial results.

The Company builds upon its position as a leading demand response services provider by using its NOC and energy management application platform to also deliver a portfolio of additional energy management applications to its customers, including the cross-selling of these energy management applications to existing customers.  These additional energy management applications include the Company’s SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is the Company’s data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services, and owner-engineer services.  SupplySMART is the Company’s energy price and risk management application that provides the Company’s C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is the Company’s enterprise carbon management application that supports the measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

The Company’s energy management applications and services deliver immediate bottom-line benefits to C&I customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2009 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2009 to conform to the June 30, 2010 presentation. The reclassifications primarily consist of certain receivables, which were previously included in trade accounts receivable, that are not trade in nature.  These certain receivables are now being classified in prepaid expenses, deposits and other current assets in the unaudited condensed consolidated balance sheets.

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

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.  The Company considers all of its demand response event performance prior to the issuance of the financial statements in order to validate its estimate of fees potentially subject to refund.

In July 2010, the Company and one of its subsidiaries entered into a third loan modification agreement to its loan and security agreement (as modified, the Credit Facility) with Silicon Valley Bank (SVB), which extended the revolving credit line maturity date of the Credit Facility from August 5, 2010 to February 4, 2011, as well as modified certain of the Company’s financial covenant compliance requirements. Refer to Note 7 for further discussion of the Credit Facility.

Based on the Company’s demand response event performance in July 2010 under a certain open market demand response program in which the Company participates, approximately $7,697 of restricted cash as of June 30, 2010 that collateralized the Company’s performance obligations became unrestricted in July 2010.

There were no other material disclosable or recognizable subsequent events recorded in the June 30, 2010 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2010, statements of operations for the three and six months ended June 30, 2010 and 2009, and statements of cash flows for the six months ended June 30, 2010, and 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2010.

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks similar to those of other companies of similar and different sizes both inside and outside its industry, including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, government regulations, protection of proprietary rights and dependence on key individuals.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,078	$(5,729)	$(13,122)	$(18,263)
Change in unrealized gain on marketable securities	—	4	—	—
Foreign currency translation adjustments	80	(153)	32	151
Total comprehensive income (loss)	$1,158	$(5,878)	$(13,090)	$(18,112)

Internal Use Software Costs

The Company applies the provisions of Accounting Standard Codification (ASC) 350-40, Internal Use Software (ASC 350-40). This accounting guidance requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met, and it also defines which types of costs should be capitalized and which should be expensed. The Company capitalizes the payroll and payroll-related costs of employees who devote time to the development of internal use computer software. The Company amortizes these costs on a straight-line basis over the estimated useful life of the software, which is generally three years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Capitalized internal use software costs were $2,774 and $1,156 for the three months ended June 30, 2010 and 2009, respectively, and $4,018 and $1,895 for the six months ended June 30, 2010 and 2009, respectively.  The Company capitalized $390 and $968 during the three and six months ended June 30, 2010, respectively, related to a company-wide enterprise resource planning systems implementation project.  The Company did not have similar capitalized costs during the three and six months ended June 30, 2009. These costs have been capitalized in accordance with ASC 350-40. The capitalized amounts are included as software in property and equipment at June 30, 2010 and December 31, 2009.  Amortization of capitalized internal use software costs was $676 and $549 for the three months ended June 30, 2010 and 2009, respectively, and $1,374 and $1,048 for the six months ended June 30, 2010 and 2009, respectively.  Accumulated amortization of capitalized internal use software costs was $5,561 and $4,187 as of June 30, 2010 and December 31, 2009, respectively.

Impairment of Property and Equipment

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If these assets are considered to be impaired, the impairment is recognized in earnings and equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If these assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.  During the three months ended June 30, 2010, the Company identified a potential impairment indicator related to certain demand response and back-up generator equipment as a result of lower than estimated demand response event performance by these assets.  As a result of this potential indicator of impairment, the Company performed an impairment test during the three months ended June 30, 2010.  The applicable long-lived assets are measured for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. The Company determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), and a discount rate of 11%, which the Company determined represents a market rate of return for the assets being evaluated for impairment. The Company determined that the fair value of the asset group was $1,543 compared to the carrying value of the asset group of $2,299, and as a result recorded an impairment charge of $756 during the three months ended June 30, 2010, which is reflected in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.  The impairment charge was allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.

Industry Segment Information

The Company is required to disclose reporting information about operating segments in annual financial statements an required selected information of these segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

For the three and six months ended June 30, 2010 and 2009, operations related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole. In addition, as of

June 30, 2010 and December 31, 2009, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2.              Acquisitions

SmallFoot LLC and ZOX, LLC

In March 2010, the Company acquired substantially all of the assets and certain liabilities of SmallFoot LLC (Smallfoot) and ZOX, LLC (Zox), which were companies unaffiliated with the Company but were entities under common control.  Smallfoot was in the process of developing wireless systems that manage and coordinate electricity demand for small commercial facilities and Zox was in the process of developing hardware and software for automated utility meter reading. The total purchase price paid by the Company at closing was approximately $1,360, of which $1,100 was paid in cash and the remainder of which was paid by the issuance of 8,758 shares of the Company’s common stock that had a fair value of approximately $260. These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on The NASDAQ Global Market (NASDAQ) on March 15, 2010.  The Company believes that Smallfoot’s technology will reduce deployment costs and accelerate deeper market penetration into C&I customers, specifically smaller C&I customers.  The Company believes Zox’s smart grid communications and metering technology provides a platform for transforming electric industry legacy meters into smart meters at a substantially lower cost as compared to traditional replacement methods.

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

The Company used the cost approach to value the two acquired in-process research and development projects that related to the development of wireless systems that manage and coordinate electricity demand for small commercial facilities and the development of hardware and software for automated utility meter reading, but had not yet reached technological feasibility and had no alternate future uses as of the acquisition date.  The primary basis for determining the technological feasibility of these projects is the completion of a working model that performs all the major functions planned for the product and is ready for initial customer testing, usually identified as beta testing. ASC 805 requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. The cost approach calculates fair value by calculating the reproduction cost of an exact replica of the subject intangible asset.  The Company calculated the replacement cost based on actual development costs incurred through the date of acquisition.  In determining the appropriate valuation methodology, the Company considered, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the expected introduction date; and the estimated useful life of the technology. Given the stage of development as of the acquisition date and the current lack of sufficient information regarding future expected cash flows, the Company determined that the cost approach was the most reliable valuation methodology to determine the fair value of the in-process research and development projects acquired. The Company believes that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisition as a whole.

The estimated cost to complete the in-process research and development projects in the aggregate as of June 30, 2010 was approximately $1,050.

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

Cogent Energy, Inc.

In December 2009, the Company acquired all of the outstanding capital stock of Cogent Energy, Inc. (Cogent), a company specializing in comprehensive energy consulting, engineering and building commissioning solutions to C&I customers. The total purchase price paid by the Company at closing was approximately $11,172, of which $6,555 was paid in cash and the remainder of which was paid by the issuance of 114,281 shares of the Company’s common stock that had a fair value of approximately $3,162.  These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on NASDAQ on December 4, 2009.  As a result of gathering information to update the Company’s valuation of certain acquired assets and liabilities, the purchase price was reduced by $94 during the three months ended March 31, 2010.  This reduction in purchase price was settled in April 2010 through the release back to the Company of 3,592 shares of the Company’s common stock that were previously held in escrow in connection with the Cogent acquisition.  Upon the release of these shares back to the Company, the Company’s board of directors approved the retirement of the applicable shares.  Therefore, the transaction was accounted for as a treasury stock transaction and related retirement of shares during the three months ended June 30, 2010.

In addition to the amounts paid at closing, the Company may be obligated to pay an earn-out amount of $1,500 to the former stockholders of Cogent. The earn-out payment will be based on the achievement of a certain minimum revenue-based milestone and a certain earnings-based milestone of Cogent for the year ending December 31, 2010 and will be paid in cash. Both of these milestones need to be achieved in order for the earn-out payment to occur, and there will be no partial payment if the milestones are not fully achieved. The Company believes that it is remote that the earn-out payment will not be made. The fair value of the earn-out payment of $1,455 was recorded as additional purchase price as of the acquisition date. As the Company believes that it is remote that the earn-out payment will not be made, the Company determined the fair value of the earn-out payment based on the present value of the $1,500, which will be paid in December 2010. The increase in fair value of the contingent consideration from December 31, 2009 to June 30, 2010 was not material.

As discussed above, in connection with the gathering of additional information to update the Company’s valuation of certain acquired assets and liabilities in connection with the Cogent acquisition, the Company recorded certain adjustments to the purchase price, as well as its allocation of the purchase price.  The purchase price allocation adjustments related to changes in the valuation of certain receivable and payable amounts.

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

eQuilibrium Solutions Corporation

In June 2009, the Company acquired substantially all of the assets of eQuilibrium Solutions Corporation (eQ), a software company specializing in the development of enterprise sustainability management products and services. The total purchase price paid by the Company at closing was approximately $751, of which $250 was paid in cash and the remainder of which was paid by the issuance of 21,464 shares of the Company’s common stock that had a value of approximately $501. These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on NASDAQ on June 11, 2009.

Transaction costs related to this business combination were not material and were expensed as incurred.  The transaction costs are included in general and administrative expenses. The Company’s consolidated financial statements reflect eQ’s results of operations from June 11, 2009 forward.

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date. In addition to the amounts paid at closing, the Company incurred a contingent obligation to pay to the former holders of SRC membership interests an earn-out amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earn-out payments were based on the achievement of certain minimum revenue-based milestones of SRC, paid in a combination of cash and shares of the Company’s common stock and recorded as additional purchase price. The additional purchase price recorded in the three months ended June 30, 2009, which was related to the May 1, 2008 to April 30, 2009 earn-out period, totaled $1,468, of which $734 was paid in cash during the three months ended June 30, 2009 and the remainder of which was paid by the issuance of 44,776 shares of the Company’s common stock during the three months ended September 30, 2009.  The additional purchase price recorded in the six months ended June 30, 2010, which was related to the May 1, 2009 to April 30, 2010 earn-out period, totaled $1,840, of which $901 was paid in cash during the three months ended June 30, 2010, $39 was settled through a reduction of a receivable due to the Company from the former holders of SRC membership interests and the remainder of which was paid by the issuance of 30,879 shares of the Company’s common stock with a fair value of $900.

Pro forma information relating to the above acquisitions has not been provided since the impact to the consolidated financial statements was not material.

3.  Impairment of Intangible Assets and Goodwill

Intangible Assets

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to ten years. The Company reviews its intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. There were no indicators of impairment identified during the three and six months ended June 30, 2010 and 2009 that required an interim impairment test.

The following table provides the gross carrying amount and related accumulated amortization of the Company’s definite-life intangible assets as of June 30, 2010 and December 31, 2009:

	Weighted Average	As of June 30, 2010		As of December 31, 2009
	Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	6.78	$4,217	$(1,387)	$4,217	$(1,180)
Employment agreements and non-compete agreements	2.86	772	(219)	772	(118)
Software	1.99	120	(43)	120	(23)
Customer relationships	6.59	3,510	(674)	3,510	(333)
Trade name	0.24	115	(88)	115	(5)
Patents	9.70	200	(4)	—	—
Total		$8,934	$(2,415)	$8,734	$(1,659)

The increase in patents from December 31, 2009 to June 30, 2010 was due to the allocation of purchase price related to the Smallfoot and Zox acquisition in the three months ended March 31, 2010.  Amortization expense related to intangible assets amounted to $368 and $756, respectively, for the three and six months ended June 30, 2010 and $163 and $332, respectively, for the three and six months ended June 30, 2009. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The definite-life intangible asset lives range from one to ten years and the weighted average remaining life was 6.28 years at June 30, 2010.

In addition to the definite-life intangible assets described above, the Company also has two indefinite-life intangible assets related to in-process research and development projects acquired in connection with the Smallfoot and Zox acquisition (refer to Note 2 for further discussion).  The indefinite-life in-process research and development intangible assets totaled $920 as of June 30, 2010.  There were no indefinite-life intangible assets as of December 31, 2009.

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

The fair value of the entity is determined by use of a market approach based on the quoted market price of its common stock and the number of shares outstanding and a discounted cash flow analysis (DCF) under the income approach. The key assumptions that drive the fair value in the DCF model are the discount rates (i.e., weighted average cost of capital (WACC)), terminal values, growth rates, and the amount and timing of expected future cash flows. If the current worldwide financial markets and economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF, as the WACC increases, the fair value decreases. The other significant factor in the DCF is its projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if its assumptions were to be adversely impacted, it could result in a reduction of the fair value of the entity. The Company believes that it is not at risk of failing the first step of the goodwill impairment test.

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

The following table shows the change in the carrying amount of goodwill from December 31, 2009 to June 30, 2010:

Balance at December 31, 2009	$22,553
Acquisition of Smallfoot and Zox	240
Purchase price adjustments related to Cogent	20
SRC earn-out	1,840
Balance at June 30, 2010	$24,653

4. Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts for the three and six months ended June 30, 2010 and 2009 are as follows (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,078	$(5,729)	$(13,122)	$(18,263)
Denominator:
Basic weighted average common shares outstanding	24,371	20,035	24,212	19,984
Weighted average common stock equivalents	1,491	—	—	—
Diluted weighted average common shares outstanding	25,862	20,035	24,212	19,984

Basic net income (loss) per common share	$0.04	$(0.29)	$(0.54)	$(0.91)
Diluted net income (loss) per common share	$0.04	$(0.29)	$(0.54)	$(0.91)
Weighted average anti-dilutive shares related to:
Stock options	986	3,294	3,029	3,227
Nonvested restricted stock	86	200	179	224
Restricted stock units	4	123	304	94
Escrow shares	—	123	149	121

In the reporting period in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.  In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

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

5. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Facility.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Fair Value Measurement at June 30, 2010 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds (1)	$108,202	$108,202	$—	$—
	$108,202	$108,202	$—	$—

(1)                                  $100,505 is included in cash and cash equivalents and $7,697 is included in restricted cash in the accompanying unaudited condensed consolidated balance sheets.

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, as a result of an indicator of impairment related to certain production and back-up generator equipment, the Company was required to perform an impairment test during the three months ended June 30, 2010 and measure the fair value of these assets.  Refer to Note 1 for a discussion of the measurement of fair value of these assets.  There were no indicators of impairment related to any of the Company’s other long-lived assets during the three and six months ended June 30, 2010 requiring a fair value measurement of these assets.  Accordingly, these other long-lived assets were not measured at fair value.  With respect to liabilities measured at fair value on a non-recurring basis, which would be contingent consideration liability, refer to Note 2 for a discussion of the determination of fair value of this liability.

At June 30, 2010, the Company had restricted cash of approximately $7,874, of which $7,697 was invested in a money market fund and $177 was invested in certificates of deposit. The fair value measurement of the money market fund is included in the above table.  All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost based on current market rates for similar instruments.

7. Financing Arrangements

Pursuant to the terms of the Credit Facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for the Company’s account. The interest on loans under the Company’s revolving credit loan accrues at interest rates based upon either SVB’s prime rate or the 30, 60 or 90-day LIBOR plus 2.25%, at the Company’s election. The interest on term loans accrues at SVB’s prime rate plus 0.50% or the 30, 60 or 90-day LIBOR plus 2.75%, at the Company’s election. The term advance is payable in thirty-six consecutive equal monthly installments of principal, calculated by SVB, based upon the amount of the term advance and an amortization schedule equal to thirty-six months. All unpaid principal and accrued interest is due and payable in full on February 4, 2011, which is the maturity date. In connection with the issuance or renewal of letters of credit for the Company’s account, the Company is charged a letter of credit fee of 1.25%. The Company expenses the interest and letter of credit fees, as applicable, in the period incurred.

The Company’s obligations under the Credit Facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property. The Credit Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Credit Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated. The Company was in compliance with all financial covenants under the Credit Facility at June 30, 2010 and December 31, 2009.

In October 2009, the Company repaid the outstanding borrowings of $4,442 under the Credit Facility. The Company incurred financing costs of $120 in connection with the Credit Facility, which were deferred and are being amortized to interest expense over the life of the Credit Facility, which matures on February 4, 2011. At June 30, 2010, the Company had no borrowings and letters of credit of $37,856 outstanding under the Credit Facility.

In April 2010, the Company and one of its subsidiaries entered into a second loan modification agreement to the Credit Facility, which increased the Company’s borrowing limit from $35,000 to $50,000, as well as modified certain of the Company’s financial covenant compliance requirements.  In July 2010, the Company and one of its subsidiaries entered into a third loan modification agreement to the Credit Facility, which extended the revolving credit line maturity date of the Credit Facility from August 5, 2010 to February 4, 2011, as well as modified certain of the Company’s financial covenant compliance requirements.  Upon termination of the Credit Facility, if the Company still has letters of credit issued and outstanding under the Credit Facility, the Company would be required to post 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit.

8. Commitments and Contingencies

The Company is contingently liable under outstanding letters of credit. Restricted cash balances in the amount of $7,874 collateralize certain outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participated at June 30, 2010 and December 31, 2009.  Based on the Company’s demand response event performance in July 2010 under a certain open market demand response program in which the Company participates, approximately $7,697 of restricted cash that collateralized the Company’s performance obligations became unrestricted in July 2010.

The Company is subject to performance guarantee requirements under certain utility and grid operator customer contracts and open market bidding program participation rules. The Company had deposits held by certain utility and grid operator customers of $3,638 and $3,024, respectively, at June 30, 2010 and December 31, 2009. These amounts primarily represent up-front payments required by utility and grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote.  In addition, under certain utility and grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties.  Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses.   As of June 30, 2010, the Company has deferred fees totaling approximately $3,600, of which $1,200 are included in deferred revenues and $2,400 are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.  As of June 30, 2010, the maximum termination penalty that the Company is subject to under these arrangements, which the Company has not deemed probable of incurring, is approximately $4,800.

In connection with the Company’s participation in an open market bidding program, the Company entered into an arrangement with a third party during the three months ended June 30, 2009 to bid capacity into the program and provide the corresponding financial assurance required in connection with the bid. The arrangement included an up-front payment by the Company equal to $2,000, of which $1,100 was expensed as interest expense during the three months ended June 30, 2009 and $900 was deferred and will be recognized ratably as a charge to cost of revenues as revenue is recognized over the 2012/2013 delivery year. In addition, the Company will be required to pay the third party an additional contingent fee, up to a maximum of $3,000, based on the revenue that the Company expects to earn in 2012 in connection with the bid. This additional fee will be recognized as earned as a reduction of revenue.

The Company includes indemnification provisions in certain of its contracts. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that the Company’s services and related enterprise software platforms are found to infringe upon a patent or copyright of a third party. The Company believes that its internal business practices and policies and the ownership of information limits the Company’s risk in paying out any claims under these indemnification provisions.

9. Stock-Based Compensation

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan, and collectively with the 2003 Plan, the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.  Options, restricted stock awards and restricted stock unit awards generally vest ratably over four years, with certain exceptions. The 2003 Plan expired upon the Company’s initial public offering (IPO) in May 2007. Any forfeitures under the 2003 Plan that occurred after the effective date of the IPO are available for future grant under the 2007 Plan up to a maximum of 1,000,000 shares. During the six months ended June 30, 2010 and 2009, the Company issued 24,681 shares of its common stock and 45,085 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s compensation obligations to those individuals. As of June 30, 2010, 2,138,947 shares were available for future grant under the 2007 Plan.

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

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	3.6%	2.9%
Vesting term, in years	2.16	2.16
Expected annual volatility	86%	86%
Expected dividend yield	—%	—%
Exit rate pre-vesting	5.94%	4.88%
Exit rate post-vesting	10.89%	10.89%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As there was no public market for the Company’s common stock prior to the effective date of the IPO, the Company determined the volatility based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies, as well as the historical volatility of the Company’s common stock beginning January 1, 2008. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the Credit Facility preclude the Company from paying dividends.  During the three months ended June 30, 2010, the Company updated its estimated exit rate pre-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its quarterly stock-based compensation expense.  The change in estimate of the exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations for the three or six months ended June 30, 2010, and the impact is not expected to be material for the fiscal year ending December 31, 2010.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option expense (employees)	$2,371	$2,495	$4,676	$4,781
Stock option expense (non-employees)	—	9	—	27
Restricted stock and restricted stock units	1,287	751	3,328	1,266
Total	$3,658	$3,255	$8,004	$6,074

Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling and marketing expenses	$1,141	$796	$2,189	$1,820
General and administrative expenses	2,319	2,301	5,450	3,928
Research and development expenses	198	158	365	326
Total	$3,658	$3,255	$8,004	$6,074

The Company recognized no income tax benefit from stock-based compensation arrangements during the three and six months ended June 30, 2010 and 2009. In addition, no compensation cost was capitalized during the three and six months ended June 30, 2010 and 2009.

The following is a summary of the Company’s stock option activity for all stock option plans during the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	2,503,975	$0.17 - $48.06	$10.84	$49,599
Granted	251,275		29.34
Exercised	(412,691)		5.97	$9,961
Cancelled	(78,447)		16.45
Outstanding at end of period	2,264,112	$0.17 - $48.06	13.59	$40,913
Weighted average remaining contractual life in years: 6.4
Exercisable at end of period	1,172,447	$0.17 - $48.06	$9.10	$26,491
Weighted average remaining contractual life in years: 6.1
Vested or expected to vest at June 30, 2010 (2)	2,200,521	$0.17 - $48.06	$13.29	$40,424

(1)                                  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2010 of $31.44 and the exercise price of the underlying options.

(2)                                  This represents the number of vested options as of June 30, 2010 plus the number of unvested options expected to vest subsequent to June 30, 2010 based on the unvested options outstanding at June 30, 2010, adjusted for the estimated forfeiture rate of 5.94%.

In December 2008, the Company’s board of directors approved a one-time offer to the Company’s employees, including its executive officers, and directors to exchange option grants that had an exercise price per share that was equal to or greater than the higher of $12.00 or the closing price of the Company’s common stock as reported on NASDAQ on January 21, 2009 (the Exchange). The Exchange closed on January 21, 2009, and the Company exchanged options that had exercise prices equal to or greater than $12.00 per share. As a result, an aggregate of 744,401 options, with exercise prices ranging from $12.27 to $48.54 per share, were exchanged for 424,722 options with an exercise price per share of $8.63 for employees who were not also executive officers of the Company, 142,179 options with an exercise price per share of $11.47 for executive officers who were not also directors of the Company and 45,653 options with an exercise price per share of $12.94 for the Company’s directors. On the date of the Exchange, the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the Exchange. As such, there was no incremental fair value of the new options, and the Company will not record additional compensation expense related to the Exchange. The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options.

Additional Information About Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total number of options granted during the period	71,500	94,350	251,275	915,354
Weighted-average fair value per share of options granted	$19.45	$13.03	$18.66	$18.20
Total intrinsic value of options exercised (1)	$4,108	$1,338	$9,961	$2,438

(1)   Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of June 30, 2010, 2,250,119 options were held by employees and directors and 13,993 options were held by non-employees.  For outstanding unvested options related to employees as of June 30, 2010, the Company had

$15,000 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. There were no remaining unvested non-employee options as of June 30, 2010.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units outstanding as of June 30, 2010, the Company had $11,949 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2010:

	Number of Shares	Weighted Grant Date Fair Value Per Share
Nonvested at December 31, 2009	188,618	$23.42
Granted	84,792	29.59
Vested	(87,327)	22.71
Cancelled	(6,029)	26.93
Nonvested at June 30, 2010	180,054	$26.55

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four year period from the date of issuance, with certain exceptions. Included in the above table are 1,250 shares of restricted stock granted to certain non-executive employees during the six months ended June 30, 2010 that were immediately vested.  The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records any proceeds received for unvested shares of restricted stock in accrued expenses and the amount is amortized into additional paid-in capital as the shares vest. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.

Additional Information About Restricted Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total number of shares of restricted stock granted during the period	39,542	18,000	84,792	18,000
Weighted average fair value per share of restricted stock granted	$30.02	$22.49	$29.59	$22.49
Total number of shares of restricted stock vested during the period	23,866	40,369	87,327	106,282
Total fair value of shares of restricted stock vested during the period	$697	$839	$2,551	$1,575

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2010:

	Number of Shares	Weighted Grant Date Fair Value Per Share
Nonvested at December 31, 2009	114,000	$11.55
Granted	297,500	28.60
Vested	(36,293)	11.86
Cancelled	—	—
Nonvested at June 30, 2010	375,207	$25.04

Prior to 2009, the Company had not granted any restricted stock units and there were no restricted stock units that vested in 2009.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2009 was $11.55 per share.  The total fair value of restricted stock units that vested during the six months ended June 30, 2010 was $1,196.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of June 30, 2010 and December 31, 2009, the Company had no material unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  If an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, which is the case with the Company, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year.  As a result, the Company recorded an income tax provision of $257 for the three months ended June 30, 2010 and an income tax benefit of $910 for the six months ended June 30, 2010, which included consideration of the tax benefit recognized by the Company from stock option deductions generated during the three and six months ended June 30, 2010. The tax benefit relates principally to losses incurred from operations in the United States, which the Company expects to realize in 2010 based on forecasted pre-tax income for the fiscal year ending December 31, 2010 (fiscal 2010), partially offset by losses from foreign operations for which no tax benefit can be recognized, resulting in an effective tax rate for the three and six months ended June 30, 2010 of 19.3% and 6.5%, respectively.  The Company’s estimated annual effective tax rate for fiscal 2010 is 12.1%.  However, the estimated annual effective tax rate could be reduced in future quarters of fiscal 2010 as a result of tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  The Company’s estimated annual effective tax rate is lower than the statutory rate as a result of the Company’s federal and state net operating loss carryforwards to offset future federal and state taxable income.  Even though the Company’s federal and state net operating loss carryforwards exceed the Company’s estimated taxable income for fiscal 2010, the Company’s estimated annual effective tax rate is greater than zero due to federal alternative minimum taxes for which the utilization of net operating loss carryforwards is limited, and certain state taxes for jurisdictions where the Company does not have sufficient net operating loss carryforwards, as well as the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

The Company recorded an income tax provision of $167 and $348 for the three and six months ended June 30, 2009, respectively.  This tax provision is primarily related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of June 30, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a full valuation allowance.

11.  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalent balances with highly rated financial institutions and, consequently, such funds are subject to minimal credit risk.

The Company’s customers are principally located in the northeastern and PJM Interconnection (PJM) regions of the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the energy industry, as well as global economic conditions, management does not believe significant credit risk exists as of June 30, 2010. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the energy industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable.

The following table sets forth the Company’s significant customers. PJM and ISO-New England, Inc. (ISO-NE) are regional grid operator customers comprised of multiple utilities and were formed to control the operation of a regional power system, coordinate the supply of electricity, and establish fair and efficient markets.

	Three Months Ended June 30,
	2010		2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM Interconnection	$38,784	58%	$23,125	55%
ISO-New England, Inc.	14,830	22%	12,441	29%
Total	$53,614	80%	$35,566	84%

	Six Months Ended June 30,
	2010		2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM Interconnection	$39,100	41%	$23,167	38%
ISO-New England, Inc.	32,250	34%	26,959	44%
Total	$71,350	75%	$50,126	82%

Accounts receivable from these customers was approximately $10,702 and $9,788 at June 30, 2010 and December 31, 2009, respectively. No other customers represented 10% or greater of accounts receivable at June 30, 2010 and December 31, 2009.  Unbilled revenue related to PJM was $29,799 and $40,388 at June 30, 2010 and December 31, 2009, respectively.  There was no unbilled revenue for any other customers at June 30, 2010 and December 31, 2009.

Deposits and restricted cash consist of funds to secure performance under certain utility and grid operator customer contracts and open market bidding programs. Deposits held by utility and grid operator customers were $3,638 and $3,024 at June 30, 2010 and December 31, 2009, respectively.

12. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

13.  Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, ASU 2009-13 deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change in ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of ASU 2009-13, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. ASU 2009-13 is effective no later than fiscal years beginning on or after June 15, 2010, but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt ASU 2009-13 either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2009-13, including the period in which the Company will adopt ASU 2009-13.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Overview

We are a leading provider of clean and intelligent energy management applications and services, which include comprehensive demand response services, data-driven energy efficiency services, energy price and risk management services and enterprise carbon management services.  During the three months ended March 31, 2010, we released an updated energy management application platform, which includes the latest release of our four energy management applications and enhances previous iterations of our PowerTrak and CarbonTrak enterprise software platforms.  Our customers are commercial, institutional and industrial end-users of energy, or C&I customers, as well as electric power grid operators and utilities.

We believe that we are the largest demand response service provider to C&I customers in the United States. As of June 30, 2010, we managed over 4,800 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 3,300 accounts and 8,000 C&I customer sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results. To date, we have received substantially all of our revenues from grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with our C&I customers in exchange for those customers reducing their power consumption when called upon.

In providing our demand response services, we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our C&I customers. We increase, and occasionally decrease, our obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements, open program registrations and bilateral contracts to account for changes in supply and demand forecasts in order to achieve more favorable pricing opportunities. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our DemandSMART application to dispatch this network to meet the demands of these utility and grid operator customers. We refer to the above activities as managing our portfolio of demand response capacity.

We build upon our position as a leading demand response services provider by using our NOC and energy management application platform to also deliver a portfolio of additional energy management applications to our customers, including the cross-selling of these energy management applications to existing customers.  These additional energy management applications include our SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is our data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services and owner-engineer services.  SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is our enterprise carbon management application that supports the measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

We continue to devote substantially all of our efforts toward the sale of our energy management applications and services. Our net income was $1.1 million for the three months ended June 30, 2010 and our net loss was $13.1 million for the six months ended June 30, 2010.  Our net loss was $5.7 million for the three months ended June 30, 2009 and $18.3 million for the six months ended June 30, 2009.  As of June 30, 2010, our accumulated deficit was $90.5 million.

Significant Recent Developments

In April 2010, we and one of our subsidiaries entered into a second loan modification agreement to our loan and security agreement with Silicon Valley Bank, or SVB, which increased our borrowing limit from $35.0 million to $50.0 million, as well as modified certain of our financial covenant compliance requirements.  In July 2010, we and one of our subsidiaries entered into a third loan modification agreement to our loan and security agreement with SVB, which extended the revolving credit line maturity date of the loan and security agreement from August 5, 2010 to February 4, 2011, as well as modified certain of our financial covenant compliance requirements.  We refer to our loan and security agreement with SVB, as modified in May 2009, April 2010 and July 2010, as the SVB credit facility.

In June 2010, Adam Grosser resigned from our board of directors as a result of the commencement of a sabbatical from Foundation Capital.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our energy management applications and services. Our revenues from our demand response services primarily consist of capacity and energy payments, including ancillary services payments. We derive revenues from demand response capacity that we make available in open market programs and pursuant to contracts that we enter into with grid operators and utilities. In the open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by flexible capacity commitments and prices that vary by hour, day, month, bidding period or supplemental, new or modified programs. In certain markets, we enter into contracts with grid operators and utilities, generally ranging from three to 10 years in duration, to deploy our demand response services. We refer to these contracts as utility contracts. Our revenues have historically been higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

Where we operate in open market programs, our revenues from demand response capacity payments may vary month-to-month based upon our enrolled capacity and the market payment rate. Where we have a utility contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Under both open market programs and utility contracts, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid, and we recognize revenue over the applicable delivery period, even where payments are made over a different period. We generally demonstrate our capacity either through a demand response event or a measurement and verification test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid during a demand response event; we call this an energy payment.

We do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. As program rules may differ for each region where we operate and/or utility contract, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. We recognize demand response capacity revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the open market program or utility contract. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly over the performance period until the next verification event. In subsequent verification events, if our verified capacity is below the previously verified amount, the grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts.  Under certain utility contracts and open market program participation rules, our performance and related fees are measured and determined over a period of time.  If we can reliably estimate our performance for the applicable performance period, we will reserve the entire amount of estimated penalties that will be incurred, if any, as a result of estimated underperformance prior to the commencement of revenue recognition.  If we are unable to reliably estimate the performance and any related penalties, we will defer the recognition of revenues until the fee is fixed or determinable.

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of June 30, 2010 and December 31, 2009, the incremental direct costs deferred were approximately $0.9 million and $0.9 million, respectively. These deferred expenses would not have been incurred without our participation in a certain open market program and will be expensed in proportion to the related revenue being recognized. During the three and six months ended June 30, 2010 and 2009, we did not defer any utility contract origination costs. In addition, we capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense such equipment over the lesser of its useful life or the term of the contractual arrangement. These capitalized costs are included in property and equipment in our consolidated balance sheets. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of June 30, 2010, we had over 4,800 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing over 4,800 MW of demand response capacity. We generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we expect to continue to participate and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW. Certain other markets in which we currently participate, such as ISO New England, Inc., or ISO-NE, or choose to participate in the future operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.

Revenues generated from open market sales to PJM, a grid operator customer, accounted for 58% and 55%, respectively, of our total revenues for the three months ended June 30, 2010 and 2009 and 41% and 38%, respectively, of our total revenues for the six months ended June 30, 2010 and 2009. Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of estimated reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $29.8 million at June 30, 2010 will be billed and collected through May 31, 2011.

Revenues generated from open market sales to ISO-NE, a grid operator customer, accounted for 22% and 29%, respectively, of our total revenues for the three months ended June 30, 2010 and 2009 and 34% and 44%, respectively, of our total revenues for the six months ended June 30, 2010 and 2009.

In addition to demand response revenues, we generally receive either a subscription-based or consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services.  Revenues derived from our other energy management applications and services were $3.1 million and $1.5 million, respectively, for the three months ended June 30, 2010 and 2009 and $6.5 million and $3.1 million, respectively, for the six months ended June 30, 2010 and 2009.

Cost of Revenues

Cost of revenues for our demand response services consists primarily of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity, located at our C&I customer sites are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of capitalized internal-use software costs related to our energy management applications, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites and our internal payroll and related costs allocated to a C&I customer site. Certain costs such as equipment depreciation and telecommunications and data costs are fixed and do not vary based on revenues recognized.  These fixed costs could impact our gross margin trends described below during interim periods.  Cost of revenues for our other energy management applications and services include third party services, equipment depreciation and the wages and associated benefits that we pay to our project managers for the performance of their services.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications and services, (b) the selling price of our energy management applications and services, (c) our cost of revenues, (d) the way in which we manage our portfolio of demand response capacity, (e) the introduction of new clean and intelligent energy solutions, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. Our outcomes in negotiating favorable contracts with our C&I customers, as well as with our utility and grid operator customers, the effective management of our portfolio of demand response capacity and our demand response event performance are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 358 full-time employees at June 30, 2009 to 462 full-time employees at June 30, 2010. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support our continued growth. We expect general and administrative expenses to decrease as a percentage of total annual revenues as we leverage our current infrastructure and employee base.  However, amortization expense from intangible assets acquired in future acquisitions could potentially increase our general and administrative expenses in future periods.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications and services, and enhancement of existing energy management applications and services, (d) quality assurance and testing and (e) other related overhead. During the three and six months ended June 30, 2010, we capitalized internal use software costs of $2.8 million and $4.0 million, respectively, and the amounts are included as software in property and equipment. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies and to decrease as a percentage of total revenues in the long term as we leverage our existing technology.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation.  As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model, and for stock options granted on or after January 1, 2009, the fair value of each award is and will be estimated on the date of grant using a trinomial valuation model. For the three and six months ended June 30, 2010, we recorded expenses of approximately $3.7 million and $8.0 million, respectively, in connection with share-based payment awards to employees and non-employees.  For the three and six months ended June 30, 2009, we recorded expenses of approximately $3.3 million and $6.1 million, respectively, in connection with share-based payment awards to employees and non-employees.  With respect to grants through June 30, 2010, a future expense of non-vested options of approximately $15.0 million is expected to be recognized over a weighted average period of 2.3 years and a future expense of restricted stock and restricted stock unit awards of approximately $11.9 million is expected to be recognized over a weighted average period of 3.1 years.

Other Income and Expense, Net

Other income and expense consist primarily of interest income earned on cash balances, gain or loss on transactions designated in currencies other than our or our subsidiaries’ functional currency and other non-operating income. We historically have invested our cash in money market funds, treasury funds, commercial paper, municipal bonds and auction rate securities. We do not currently hold any auction rate securities.

Interest Expense

Interest expense consists of interest on our capital lease obligations, fees on the SVB credit facility and fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Revenues:
Demand response	$63,420	$40,904	$22,516	55.0%
Other energy management services	3,128	1,498	1,630	108.8%
Total revenues	$66,548	$42,402	$24,146	56.9%

	Six Months Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Revenues:
Demand response	$88,147	$57,704	$30,443	52.8%
Other energy management services	6,522	3,121	3,401	109.0%
Total revenues	$94,669	$60,825	$33,844	55.6%

For the three and six months ended June 30, 2010, our demand response revenues increased by $22.5 million and $30.4 million, respectively, as compared to the same periods in 2009.  The increase in our demand response revenues was primarily attributable to an increase in our MW under management in the following existing operating areas (dollars in thousands):

	Revenue Increase (Decrease):	Revenue Increase:
	Three months ended June 30, 2009 to June 30, 2010	Six months ended June 30, 2009 to June 30, 2010
PJM	$15,659	$15,933
Tennessee Valley Authority	1,864	4,235
New England	2,389	5,291
Other	2,604	4,984
Total increased demand response revenues	$22,516	$30,443

The increase in our demand response revenues for the three and six months ended June 30, 2010 compared to the same periods in 2009 was also attributable to the effective management of our portfolio of demand response capacity and more favorable pricing in certain operating areas.  This increase was offset by the commencement of an ISO-NE program in which we currently participate, which started on June 1, 2010, under which we enrolled fewer MW at lower pricing compared to a prior, similar ISO-NE program in which we participated.

For the three months ended June 30, 2010, our other energy management services revenues increased by $1.6 million as compared to the three months ended June 30, 2009.  For the six months ended June 30, 2010, our other energy management services revenues increased by $3.4 million as compared to the six months ended June 30, 2009.  These increases are primarily due to a full quarter and six months of recognized revenue related to our acquisition of Cogent Energy, Inc., or Cogent, which occurred in December 2009.

We currently expect our revenues to continue to increase in 2010 compared to 2009 as we seek to further increase our MW under management in all operating regions, enroll new C&I customers in our demand response programs, continue to sell our other energy management services to our new and existing C&I  customers and pursue more favorable pricing opportunities.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our demand response and other energy management services for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

Three Months Ended June 30,
2010		2009
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$28,992	43.6%	$18,135	42.8%

Six Months Ended June 30,
2010		2009
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$38,567	40.7%	$26,033	42.8%

Our gross profit increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to the effective management of our portfolio of demand response capacity and strong demand response event performance, particularly in the PJM region from which we currently derive a substantial portion of our revenues.

Our gross margin increased during the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to the effective management of our portfolio of demand response capacity, as well as the substantial increase in revenues and strong demand response event performance, particularly in the PJM region.  This increase was offset by an impairment charge of $0.8 million recognized during the three months ended June 30, 2010 related to certain demand response and back-up generator equipment, which resulted in a reduction of 110 basis points in gross margin for the three months ended June 30, 2010.  There was no impairment charge recorded during the three and six months ended June 30, 2009.

Our gross margin decreased during the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to increased depreciation and amortization of capitalized costs, increased telecommunications and data costs driven by the significant increase in the number of installed C&I customer sites, and an impairment charge of $0.8 million recognized during the three months ended June 30, 2010 related to certain demand response and back-up generator equipment, which resulted in a reduction of 80 basis points in gross margin for the three months ended June 30, 2010.

We currently expect that our gross margin for the year ending December 31, 2010 will be relatively flat as compared to the year ended December 31, 2009, and that our gross margin for the three months ended September 30, 2010 will be the highest gross margin among our four quarterly reporting periods in 2010, consistent with our gross margin pattern in 2009.  Further, for the year ended December 31, 2009 and six months ended June 30, 2010, we were able to derive significant gross profits from managing our portfolio of demand response capacity in the PJM incremental auctions, which may not occur at similar levels beyond 2010.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Operating Expenses:
Selling and marketing	$12,285	$9,212	33.4%
General and administrative	12,398	11,395	8.8%
Research and development	2,494	1,876	32.9%
Total	$27,177	$22,483	20.9%

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Operating Expenses:
Selling and marketing	$22,136	$17,879	23.8%
General and administrative	25,410	21,097	20.4%
Research and development	4,551	3,413	33.3%
Total	$52,097	$42,389	22.9%

In certain forward capacity markets in which we choose to participate, such as PJM, we may enable our C&I customers, meaning we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, up to twelve months in advance of enrolling the C&I customer in a particular program. This market feature creates a longer average revenue recognition lag time across our C&I customer portfolio from the point in time when we consider MW to be under management to when we earn revenues from those MW. Because we incur operational expenses, including salaries and related personnel costs, at the time of enablement, we believe there may be a trend of incurring operating expenses associated with enabling our C&I customers in advance of recognizing the corresponding revenues.

Selling and Marketing Expenses

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$8,273	$6,263	32.1%
Stock-based compensation	1,141	796	43.3%
Other	2,871	2,153	33.3%
Total	$12,285	$9,212	33.4%

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$14,281	$11,933	19.7%
Stock-based compensation	2,189	1,820	20.3%
Other	5,666	4,126	37.3%
Total	$22,136	$17,879	23.8%

The increase in selling and marketing expenses for the three months and six months ended June 30, 2010 compared to the same periods in 2009 was primarily driven by the payroll and related costs associated with an increase in the number of selling and marketing full-time employees from 130 at June 30, 2009 to 174 at June 30, 2010. The increase in payroll and related costs for the three and six months ended June 30, 2010 compared to the same periods in 2009 was attributable to an increase in sales commissions payable to certain members of our sales force of $1.2 million and $0.9 million, respectively. These increases were partially offset by lower average salary rates per employee.  The increase in stock-based compensation for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to additional stock-based awards to existing and new employees.  The increase in other selling and marketing expenses for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to increases in professional services and marketing costs of $0.6 million due to our rebranding efforts and attendance at conferences and seminars, as well as an increase in facility costs of $0.1 million due to the expansion of our existing office space.  The increase in other selling and marketing expenses for the six months ended June 30, 2010 as compared to the same period in 2009 was attributable to increases in professional services and marketing costs of $0.7 million due to our rebranding efforts and attendance at conferences and seminars, increases in facility costs of $0.5 million due to the expansion of our existing office space, and technology and communication costs of $0.3 million due to the increased utilization in our data service centers.

General and Administrative Expenses

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$6,833	$5,663	20.7%
Stock-based compensation	2,319	2,301	0.8%
Other	3,246	3,431	(5.4)%
Total	$12,398	$11,395	8.8%

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$13,623	$10,638	28.1%
Stock-based compensation	5,450	3,928	38.7%
Other	6,337	6,531	(3.0)%
Total	$25,410	$21,097	20.4%

The increase in general and administrative expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily driven by an increase in the number of general and administrative full-time employees from 180 at June 30, 2009 to 232 at June 30, 2010.  The increase in stock-based compensation for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to annual stock-based awards granted to our officers and directors.

The decrease in other general and administrative expenses for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in professional services.  The decrease in other general and administrative expenses for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to a decrease in technology and communication costs, offset by an increase in facility costs, professional services and marketing costs.

Research and Development Expenses

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$1,582	$998	58.5%
Stock-based compensation	198	158	25.3%
Other	714	720	(0.8)%
Total	$2,494	$1,876	32.9%

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Payroll and related costs	$2,773	$1,846	50.2%
Stock-based compensation	365	326	12.0%
Other	1,413	1,241	13.9%
Total	$4,551	$3,413	33.3%

The increase in research and development expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 48 at June 30, 2009 to 56 at June 30, 2010, as well as higher average salary rates per employee.  This was partially offset by a decrease in capitalized payroll and benefits costs of $0.2 million for the three months ended June 30, 2010 and $0.4 million for the six months ended June 30, 2010.  The increase in stock-based compensation for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily attributable to stock-based awards granted to certain employees in connection with our acquisition of SmallFoot LLC, or Smallfoot, and ZOX, LLC, or Zox, in March 2010.  The increase in other research and development expenses for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily related to an increase in software licenses and fees used in the development of our various energy management applications.

Other (Expense) Income, Net

Other expense, net for the three and six months ended June 30, 2010 was primarily comprised of a nominal amount of interest income offset by a nominal amount of foreign currency losses related to certain receivables denominated in foreign currencies.  Other income, net for the three months ended June 30, 2009 and other expense, net for the six months ended June 30, 2009 was primarily comprised of a nominal amount of interest income, as well as a nominal amount of foreign currency gains, for the three months ended June 30, 2009 and a nominal amount of foreign currency losses for the six months ended June 30, 2009 related to certain receivables dominated in foreign currencies.

Interest Expense

 The decrease in interest expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due to our repayment of outstanding borrowings under the SVB credit facility of $4.4 million during the three months ended December 31, 2009, resulting in no interest expense related to any borrowings under the SVB credit facility in the three and six months ended June 30, 2010.  Interest expense for the three and six months ended June 30, 2010 includes interest on our outstanding capital leases, letters of credit origination fees, and amortization of deferred financing fees.

Income Taxes

We recorded a provision for income taxes of $0.3 million for the three months ended June 30, 2010.  Our effective tax rate for the three months ended June 30, 2010 was 19.3%.  We recorded a benefit from income taxes of $0.9 million for the six months ended June 30, 2010.  Although we have a loss before income taxes for the six months ended June 30, 2010, we anticipate that we will realize income before income taxes for the fiscal year ending December 31, 2010, or fiscal 2010.  Therefore, we anticipate that we will record a provision for income taxes for fiscal 2010 and will realize during fiscal 2010 the benefit of the loss before income taxes incurred during the six months ended June 30, 2010, a portion of which was realized during the three months ended June 30, 2010.  As a result, we recorded an income tax benefit of $0.9 million for the six months ended June 30, 2010, inclusive of consideration of the tax benefit from stock option deductions generated during the six months ended June 30, 2010 on our estimated annual effective tax rate.  This tax benefit relates principally to losses incurred from operations in the United States, which we expect to realize in fiscal 2010 based on forecasted pre-tax income for fiscal 2010, partially offset by losses from foreign operations for which no tax benefit can be recognized, resulting in an effective tax rate of 6.5% for the six months ended June 30, 2010.  Our estimated annual effective tax rate for fiscal 2010 is 12.1%.  However, the estimated annual effective tax rate could be reduced in future quarters of fiscal 2010 as a result of any tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  Our estimated annual effective tax rate is lower than the statutory rate as a result of our federal and state net operating loss carryforwards to offset future federal and state taxable income.  Even though our federal and state net operating loss carryforwards exceed our estimated taxable income for fiscal 2010, our estimated annual effective tax rate is greater than zero due to federal alternative minimum taxes for which the utilization of net operating loss carryforwards is limited, and certain state taxes for jurisdictions where we do not have sufficient net operating loss carryforwards, as well as the amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

We recorded an income tax provision of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively.  This tax provision was primarily related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

We review all available evidence to evaluate the recovery of our deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as our ability to generate income in future periods. As of June 30, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance.

Net Income (Loss)

Net income for the three months ended June 30, 2010 was $1.1 million, or $0.04 per basic and diluted share, compared to a net loss of $5.7 million, or $0.29 per basic and diluted share, for the three months ended June 30, 2009.  Net loss for the six months ended June 30, 2010 was $13.1 million, or $0.54 per basic and diluted share, compared to a net loss of $18.3 million, or $0.91 per basic and diluted share, for the six months ended June 30, 2009. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the three months ended June 30, 2010 was $4.3 million, or $0.18 per basic share and $0.17 per diluted share, compared to a non-GAAP net loss of $2.3 million, or $0.12 per basic and diluted share, for the three months ended June 30, 2009. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net loss for the six months ended June 30, 2010 was $4.9 million, or $0.20 per basic and diluted share, compared to a non-GAAP net loss of $11.9 million, or $0.59 per basic and diluted share, for the six months ended June 30, 2009. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures.” A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net income (loss) and non-GAAP net income (loss) per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation and amortization expense related to acquisition-related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

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

	Three Months Ended June 30,
	2010	2009
	(In thousands, except share and per share data)
GAAP net income (loss)	$1,078	$(5,729)
ADD: Stock-based compensation	3,658	3,255
ADD: Amortization expense of acquired intangible assets	368	163
LESS: Income tax effect of Non-GAAP adjustments (1)	(775)	—
Non-GAAP net income (loss)	$4,329	$(2,311)
GAAP net income (loss) per basic share	$0.04	$(0.29)
ADD: Stock-based compensation	0.15	0.16
ADD: Amortization expense of acquired intangible assets	0.02	0.01
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.03)	—
Non-GAAP net income (loss) per basic share	$0.18	$(0.12)
GAAP net income (loss) per diluted share	0.04	$(0.29)
ADD: Stock-based compensation	0.14	0.16
ADD: Amortization expense of acquired intangible assets	0.02	0.01
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.03)	—
Non-GAAP net income (loss) per diluted share	$0.17	$(0.12)
Weighted average number of common shares outstanding
Basic	24,371,125	20,034,562
Diluted	25,861,957	20,034,562

	Six Months Ended June 30,
	2010	2009
	(In thousands, except share and per share data)
GAAP net loss	$(13,122)	$(18,263)
ADD: Stock-based compensation	8,004	6,074
ADD: Amortization expense of acquired intangible assets	756	332
LESS: Income tax effect of Non-GAAP adjustments (1)	(568)	—
Non-GAAP net loss	$(4,930)	$(11,857)
GAAP net loss per basic share	$(0.54)	$(0.91)
ADD: Stock-based compensation	0.33	0.30
ADD: Amortization expense of acquired intangible assets	0.03	0.02
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.02)	—
Non-GAAP net loss per basic share	$(0.20)	$(0.59)
GAAP net loss per diluted share	$(0.54)	$(0.91)
ADD: Stock-based compensation	0.33	0.30
ADD: Amortization expense of acquired intangible assets	0.03	0.02
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.02)	—
Non-GAAP net loss per diluted share	$(0.20)	$(0.59)
Weighted average number of common shares outstanding
Basic	24,212,004	19,983,803
Diluted	24,212,004	19,983,803

(1)   Represents the increase in the income tax provision recorded for the three months ended June 30, 2010 based on our effective tax rate for the three months ended June 30, 2010.  Represents the reduction in the income tax benefit recorded for the six months ended June 30, 2010 based on our effective tax rate for the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant losses. As of June 30, 2010, we had an accumulated deficit of $90.5 million. As of June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $118.5 million, a decrease of $1.2 million from the December 31, 2009 balance of $119.7 million. As of June 30, 2010, we were contingently liable for $37.9 million in connection with outstanding letters of credit under the SVB credit facility. As of June 30, 2010 and December 31, 2009, we had restricted cash balances of $7.9 million, respectively, which relate to amounts to collateralize unused outstanding letters of credit and cover financial assurance requirements in certain of the programs in which we participate.

At June 30, 2010 and December 31, 2009, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at June 30, 2010 and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications and services to utilities and grid operators and the increasing rate at which letters of credit or security deposits are required by those utilities and grid operators, the introduction and market acceptance of new energy management applications and services, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements, including the potential expansion or renewal of the SVB credit facility, or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $62.1 million of our securities under the shelf registration statement. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities	$10,976	$(10,219)
Cash flows used in investing activities	(14,647)	(7,505)
Cash flows provided by financing activities	2,455	449
Effects of exchange rate changes on cash	(12)	19
Net decrease in cash and cash equivalents	$(1,228)	$(17,256)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the six months ended June 30, 2010 was $11.0 million and consisted of a net loss of $13.1 million offset by $8.2 million of net cash provided by working capital and other activities and $15.9 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and impairment of property and equipment. Cash provided by working capital and other activities consisted of a decrease of $10.6 million in unbilled revenues relating to the PJM demand response market, a $2.9 million increase in deferred revenue, an increase in other non-current liabilities of $1.2 million, an increase of $4.7 million in accounts payable and accrued expenses due to the timing of C&I customer payments, and an increase of $0.3 million in accrued payroll and related expenses.  These amounts were partially offset by cash used in working capital and other activities, which reflected an increase in prepaid expenses and other assets of $5.1 million, an increase in accounts receivable of $6.1 million due to the timing of cash receipts under the demand response programs in which we participate and a $0.3 million decrease in accrued capacity payments, the majority of which was related to the PJM demand response market.

Cash used in operating activities for the six months ended June 30, 2009 was $10.2 million and consisted of an $18.2 million net loss and $4.0 million of net cash used for working capital and other activities offset by $12.0 million of non-cash items, primarily consisting of depreciation and amortization, unrealized foreign exchange transaction loss, deferred tax provision, stock-based compensation charges and other miscellaneous items. Cash used for working capital and other activities consisted of an increase of $4.8 million in unbilled revenues relating to the PJM demand response market, an increase in accounts receivable of $2.3 million due to the timing of cash receipts under the demand response programs in which we participate, an increase in other assets of $2.8 million due to increases in prepaid expenses, and a decrease of $0.8 million in accounts payable and accrued expenses due to the timing of C&I customer payments. These amounts were partially offset by cash provided by working capital and other activities, which reflected a $1.3 million increase in deferred revenue, a $4.5 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, a $0.8 million increase in accrued payroll and related expenses, and a $0.1 million increase in other noncurrent liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $14.6 million for the six months ended June 30, 2010. Our principal cash investments during the six months ended June 30, 2010 related to capitalizing internal use software costs used to build out and expand our demand response and other energy management applications and services and purchases of property and equipment. During the six months ended June 30, 2010, we acquired Smallfoot and Zox for a purchase price of $1.4 million, of which $1.1 million was paid in cash.  Additionally, our cash investments included the cash portion of the earn-out payment due in connection with our acquisition of South River Consulting, LLC, or SRC, of $0.9 million.  We had an increase in restricted cash and deposits resulting in a reduction of cash of $0.6 million primarily as a result of our cash deposits made in connection with demand response programs in which we participate. During the six months ended June 30, 2010, we also incurred $12.0 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash used in investing activities for the six months ended June 30, 2009 was $7.5 million. Our principal cash investments during this period related to installation services used to build out and expand our demand response and energy management applications and services and purchases of property and equipment. Cash provided by the sales of available-for-sale securities was $2.0 million, and we had a decrease in restricted cash of $1.2 million primarily as a result of the SVB credit facility, which allows for the issuance of letters of credit in connection with demand response programs in which we may participate. During the six months ended June 30, 2009, we also incurred $9.7 million in capital expenditures primarily related to office equipment, demand response equipment and other miscellaneous expenditures. Additionally, our cash investments included the cash portion of the earn-out payment due in connection with our acquisition of SRC of $0.7 million and $0.3 million of cash used for our acquisition of eQuilibrium Solutions Corporation, or eQ.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $2.5 million and $0.4 million, respectively, for the six months ended June 30, 2010 and 2009 primarily consisting of proceeds that we received from exercises of options to purchase shares of our common stock during the six months ended June 30, 2010 and 2009.

Credit Facility Borrowings

Pursuant to the terms of the SVB credit facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account.  All unpaid principal and accrued interest is due and payable in full on February 4, 2011, which is the maturity date. Our obligations under the SVB credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. The SVB credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. The SVB credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the SVB credit facility may be accelerated. We were in compliance with all financial covenants under the SVB credit facility at June 30, 2010 and, as of that date, we had repaid the outstanding borrowings thereunder of $4.4 million. As of June 30, 2010, we continue to have an aggregate of $37.9 million in letters of credit issued for our account under the SVB credit facility.

In April 2010, we and one of our subsidiaries entered into a second loan modification agreement to the SVB credit facility, which increased our borrowing limit from $35.0 million to $50.0 million, as well as modified certain of our financial covenant compliance requirements.  In July 2010, we and one of our subsidiaries entered into a third loan modification agreement to the SVB credit facility, which extended the revolving credit line maturity date of the SVB credit facility from August 5, 2010 to February 4, 2011, as well as modified certain of our financial covenant compliance requirements.

In July 2010, based on our performance in connection with an open market demand response program, approximately $7.7 million of restricted cash that collateralized our performance obligations became unrestricted.

Contingent Earn-Out Payments

In connection with our acquisition of Cogent, we agreed to make a single contingent earn-out payment of $1.5 million in cash, to be paid based on the achievement of a certain minimum revenue-based milestone and a certain earnings-based milestone of Cogent for the year ending December 31, 2010. Both of these milestones need to be achieved in order for the earn-out payment to occur, and there will be no partial payment if the milestones are not fully achieved. As we believe that it is remote that the earn-out payment will not be made, we determined the fair value of the earn-out payment based on the present value of the $1.5 million, which will be paid in December 2010.

In connection with our acquisition of SRC, in addition to the amounts paid at closing, we incurred a contingent obligation to pay to the former holders of SRC membership interests an earn-out amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earn-out payments were based on the achievement of certain minimum revenue-based milestones of SRC and paid in a combination of cash and shares of our common stock.  The additional purchase price recorded in the three months ended June 30, 2009, which was related to the May 1, 2008 to April 30, 2009 earn-out period, totaled $1.5 million, of which $0.7 million was paid in cash during the three months ended June 30, 2009 and the remainder of which was paid by the issuance of 44,776 shares of our common stock during the three months ended September 30, 2009.  The additional purchase price recorded in the six months ended June 30, 2010, which was related to the May 1, 2009 to April 30, 2010 earn-out period, totaled $1.8 million, of which $0.9 million was paid in cash during the three months ended June 30, 2010, $39,000 was settled through a reduction of a receivable due to us from the former holders of SRC membership interests and the remainder of which was paid by the issuance of 30,879 shares of our common stock with a fair value of $0.9 million.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $12.0 million and $9.8 million during the six months ended June 30, 2010 and 2009, respectively. As we continue to grow, we expect our capital expenditures for 2010 to increase as compared to 2009.

Contractual Obligations

As of June 30, 2010, the contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010, has not materially changed.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of June 30, 2010, we had outstanding letters of credit totaling $37.9 million. For information on these commitments and contingent obligations, see Note 8 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 12, 2010.  Except as disclosed herein, there have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, ASU 2009-13 deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change in ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of ASU 2009-13, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. ASU 2009-13 is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt ASU 2009-13 either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We are currently evaluating the impact of ASU 2009-13, including the period in which we will adopt ASU 2009-13.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements, or ASU 2010-06.  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010.

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

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010.   During the three months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the three months ended June 30, 2010: on May 1, 2010, with respect to our previous acquisition of 100% of the membership interests of SRC, we became obligated to issue 30,879 shares of our common stock in connection with an earn-out payment due to the former holders of SRC membership interests.

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

(c)           Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 - April 30, 2010	3,592	$26.25	—	—
May 1, 2010 - May 31, 2010	—	—	—	—
June 1, 2010 - June 30, 2010	—	—	—	—
Total	3,592	$26.25	—	—

(1)                                  Consists of shares of our common stock that were released back to us in April 2010, which were previously held in escrow in connection with our acquisition of Cogent. These shares reflect the settlement of a receivable from the former stockholders of Cogent that was recorded in connection with a purchase price reduction that resulted from our gathering of information to update our valuation of certain acquired assets and liabilities related to the Cogent acquisition. Please refer to Note 2 in the accompanying unaudited condensed consolidated financial statements contained herein for further discussion.

(2)                                  Represents the average of the closing price of a share of our common stock, as reported on The NASDAQ Global Market for the ten trading days ending two days prior to the closing date of the Cogent acquisition, or December 4, 2010.

Item 5.  Other Information.

On July 30, 2010, we and one of our subsidiaries entered into a third loan modification agreement to the SVB credit facility. The third loan modification agreement provides for, among other things, an extension of the revolving line maturity date from August 5, 2010 to February 4, 2011 and amendments to certain of our financial covenants.

The foregoing summary of the third loan modification agreement does not purport to be complete and is qualified in its entirety by reference to the third loan modification agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

10.1@

Amended and Restated 2007 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 001-33471), is hereby incorporated by reference herein as Exhibit 10.1.

10.2

Second Loan Modification Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of April 23, 2010, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2010 (File No. 001-33471), is hereby incorporated by reference herein as Exhibit 10.2.

10.3*	Third Loan Modification Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of July 30, 2010.
31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

EnerNOC, Inc.

Date: August 5, 2010	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: August 5, 2010	By:	/s/ Timothy Weller
Timothy Weller
Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Number	Exhibit Title

10.1@

Amended and Restated 2007 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 001-33471), is hereby incorporated by reference herein as Exhibit 10.1.

10.2

Second Loan Modification Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of April 23, 2010, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2010 (File No. 001-33471), is hereby incorporated by reference herein as Exhibit 10.2.

10.3*	Third Loan Modification Agreement by and among EnerNOC, Inc., EnerNOC Securities Corporation and Silicon Valley Bank, dated as of July 30, 2010.
31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@	Management contract, compensatory plan or arrangement.
*	Filed herewith.