Form 10-Q
period 2010-09-30
ENERNOC INC
filed 2010-11-09
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 24,929,157 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2010.

EnerNOC, Inc.

PART I — FINANCIAL INFORMATION

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$141,321	$119,739
Trade accounts receivable, net allowance for doubtful accounts of $114 and $57 at September 30, 2010 and December 31, 2009, respectively	33,857	17,421
Unbilled revenue	114,221	40,388
Prepaid expenses, deposits and other current assets	4,356	4,725
Total current assets	293,755	182,273
Property and equipment, net of accumulated depreciation of $32,682 and $22,420 at September 30, 2010 and December 31, 2009, respectively	34,643	31,344
Goodwill	24,653	22,553
Definite-life intangible assets, net	6,166	7,075
Indefinite-life intangible assets	920	—
Deposits and other assets	4,528	3,903
Restricted cash	177	7,874
Total assets	$364,842	$255,022

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$94	$55
Accrued capacity payments	89,186	40,534
Accrued payroll and related expenses	11,731	9,688
Accrued expenses and other current liabilities	11,245	3,706
Accrued acquisition contingent consideration	1,489	1,455
Deferred revenue	2,363	2,119
Current portion of long-term debt	39	36
Total current liabilities	116,147	57,593
Long-term liabilities
Long-term debt, net of current portion	7	37
Deferred tax liability	2,330	654
Deferred revenue, long-term	3,109	1,200
Other liabilities	538	563
Total long-term liabilities	5,984	2,454
Commitments and contingencies (Note 8 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 24,923,693 and 24,233,448 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	25	24
Additional paid-in capital	289,356	272,350
Accumulated other comprehensive loss	(71)	(56)
Accumulated deficit	(46,599)	(77,343)
Total stockholders’ equity	242,711	194,975
Total liabilities and stockholders’ equity	$364,842	$255,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$162,798	$103,117	$257,467	$163,942
Cost of revenues	85,062	51,440	141,164	86,232
Gross profit	77,736	51,677	116,303	77,710
Operating expenses:
Selling and marketing	12,893	11,602	34,173	29,481
General and administrative	13,848	12,155	40,114	33,252
Research and development	3,197	2,111	7,748	5,524
Total operating expenses	29,938	25,868	82,035	68,257
Income from operations	47,798	25,809	34,268	9,453
Other income (expense)	42	89	31	(6)
Interest expense	(195)	(47)	(686)	(1,511)
Income before income tax	47,645	25,851	33,613	7,936
(Provision for) benefit from income tax	(3,779)	786	(2,869)	438
Net income	$43,866	$26,637	$30,744	$8,374

Earnings per share:
Basic earnings per common share	$1.76	$1.21	$1.25	$0.40
Diluted earnings per common share	$1.67	$1.12	$1.18	$0.38

Weighted average number of common shares outstanding
Basic	24,864,755	21,938,427	24,650,453	20,703,779
Diluted	26,215,766	23,689,477	26,013,402	22,154,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$30,744	$8,374
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,684	8,059
Amortization of acquired intangible assets	1,109	514
Stock-based compensation expense	11,668	9,996
Impairment of property and equipment	1,308	—
Unrealized foreign exchange transaction loss	17	71
Deferred taxes	1,250	265
Non-cash interest expense	—	45
Loss on disposal of equipment	—	19
Other, net	118	14
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(16,573)	(9,054)
Unbilled revenue	(73,831)	(53,257)
Prepaid expenses and other current assets	1,040	(1,809)
Other assets	3	(1,615)
Other noncurrent liabilities	1,879	217
Deferred revenue	218	1,410
Accrued capacity payments	48,641	35,760
Accrued payroll and related expenses	2,793	5,655
Accounts payable and accrued expenses	7,594	(1,622)
Net cash provided by operating activities	28,662	3,042

Cash flows from investing activities
Sales and maturities of marketable securities	—	2,000
Payments made for acquisitions of businesses, net of cash acquired	(2,001)	(984)
Purchases of property and equipment	(15,283)	(13,236)
Change in restricted cash and deposits	6,740	(5,946)
Net cash used in investing activities	(10,544)	(18,166)

Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	—	83,485
Proceeds from exercises of stock options	3,500	792
Repayment of borrowings and payments under capital leases	(27)	(34)
Net cash provided by financing activities	3,473	84,243
Effects of exchange rate changes on cash	(9)	25
Net change in cash and cash equivalents	21,582	69,144
Cash and cash equivalents at beginning of period	119,739	60,782
Cash and cash equivalents at end of period	$141,321	$129,926

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$1,066	$1,235
Issuance of common stock in satisfaction of bonuses	$775	$500

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

The Company builds upon its position as a leading demand response services provider by using its NOC and energy management application platform to also deliver a portfolio of additional energy management applications to its customers.  These additional energy management applications include the Company’s SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is the Company’s data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services, and owner-engineer services.  SupplySMART is the Company’s energy price and risk management application that provides the Company’s C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is the Company’s enterprise carbon management application that supports the measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

The Company’s energy management applications and services deliver immediate bottom-line benefits to C&I customers and energy suppliers while helping to create a more reliable and efficient electricity grid for system operators and utilities.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2009 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to conform to the September 30, 2010 presentation. The reclassifications include certain receivables, which were previously included in trade accounts receivable, that are not trade in nature.  These certain receivables are now being classified as prepaid expenses, deposits and other current assets in the unaudited condensed consolidated balance sheets.  Additionally, the Company reclassified short term restricted cash to long term restricted cash in the unaudited condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010 as this classification more appropriately describes the nature of this restricted cash.

The Company has identified and reclassified certain costs totaling $399 and $457 included in selling and marketing expenses in its unaudited condensed consolidated statements of income for the three months ended March 31, 2010 and June 30, 2010, respectively, as general and administrative expenses for the nine months ended September 30, 2010 to more appropriately reflect the nature of these costs.  The Company has determined that the reclassification was not material to its consolidated financial statements and, in future quarterly filings, will continue to reclassify these costs, resulting in an increase in general and administrative expenses and a corresponding decrease in selling and marketing expenses of $399 and $457 for the three months ended March 31, 2010 and June 30, 2010, respectively.

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

There were no material disclosable or recognizable subsequent events recorded in the September 30, 2010 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2010, statements of income for the three and nine months ended September 30, 2010 and 2009, and statements of cash flows for the nine months ended September 30, 2010 and 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2010.

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

The Company is subject to a number of risks similar to those of other companies of similar and different sizes both inside and outside its industry, including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, government regulations, market or program rule changes, protection of proprietary rights and dependence on key individuals.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income and foreign currency translation adjustments.

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$43,866	$26,637	$30,744	$8,374
Foreign currency translation adjustments	(47)	(55)	(15)	96
Total comprehensive income	$43,819	$26,582	$30,729	$8,470

Internal Use Software Costs

The Company applies the provisions of Accounting Standard Codification (ASC) 350-40, Internal Use Software (ASC 350-40). ASC 350-40 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met, and also defines which types of costs should be capitalized and which should be expensed. The Company capitalizes the cost of external consultants and payroll and payroll-related costs of employees who devote time to the development and implementation of internal use computer software. The Company amortizes these costs on a straight-line basis over the estimated useful life of the software, which is generally three years. The Company’s judgment is required in determining the point at which various projects enter the stages where costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Capitalized internal use software costs were $1,045 and $1,027 for the three months ended September 30, 2010 and 2009, respectively, and $5,063 and $2,922 for the nine months ended September 30, 2010 and 2009, respectively.  The Company capitalized $248 and $1,216 during the three and nine months ended September 30, 2010, respectively, and $387 and $953 during the three and nine months ended September 30, 2009, respectively, related to a company-wide enterprise resource planning systems implementation project.  Additionally, the increase in capitalized software for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 related to the purchase of certain licenses to support the Company’s energy management applications.  These costs have been capitalized in accordance with ASC 350-40. The capitalized amounts are included as software in property and equipment at September 30, 2010 and December 31, 2009.  Amortization of capitalized internal use software costs was $749 and $599 for the three months ended September 30, 2010 and 2009, respectively, and $2,123 and $1,647 for the nine months ended September 30, 2010 and 2009, respectively.  Accumulated amortization of capitalized internal use software costs was $6,310 and $4,187 as of September 30, 2010 and December 31, 2009, respectively.

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

During the three months ended September 30, 2010, the Company identified an impairment indicator related to certain demand response equipment as a result of lower than estimated demand response event performance in certain demand response programs and the removal of demand response equipment from service during the three months ended September 30, 2010.  As a result of this impairment indicator, the Company performed an impairment test during the three months ended September 30, 2010 and recognized an impairment charge of $552 during the three months ended September 30, 2010, representing the difference between the carrying value and fair market value of demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

During the three months ended June 30, 2010, the Company identified an impairment indicator related to certain demand response and back-up generator equipment as a result of lower than estimated demand response event performance by these assets.  The applicable long-lived assets are measured for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. The Company determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, and a discount rate of 11%, which the Company determined to represent a market rate of return for the assets being evaluated for impairment.  The Company determined that the fair value of the asset group was $1,543 compared to the carrying value of the asset group of $2,299, and as a result recorded an impairment charge of $756 during the three months ended June 30, 2010, which is reflected in cost of revenues in the accompanying unaudited condensed consolidated statements of income.  The impairment charge was allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.

The recoverability of this demand response and back-up generator equipments’ carrying value is largely dependent on the rates that the Company is compensated for its committed capacity within the programs under which this equipment is being used. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of the demand response equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of greater than 10% could result in an additional impairment charge related to this demand response equipment.

Industry Segment Information

The Company is required to disclose reporting information about operating segments in annual financial statements and required selected information of these segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

For the three and nine months ended September 30, 2010 and 2009, operations related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole. In addition, as of September 30, 2010 and December 31, 2009, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

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

Transaction costs related to this business combination were not material and have been expensed as incurred.  The transaction costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

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

The estimated cost to complete the in-process research and development projects in the aggregate as of September 30, 2010 was approximately $840.

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

Cogent Energy, Inc.

In December 2009, the Company acquired all of the outstanding capital stock of Cogent Energy, Inc. (Cogent), a company specializing in comprehensive energy consulting, engineering and building commissioning solutions to C&I customers. The total purchase price paid by the Company at closing was approximately $11,172, of which $6,555 was paid in cash and the remainder of which was paid by the issuance of 114,281 shares of the Company’s common stock that had a fair value of approximately $3,162.  These shares were measured as of the acquisition date using the closing price of the Company’s common stock, as reported on NASDAQ on December 4, 2009.  As a result of gathering information to update the Company’s valuation of certain acquired assets and liabilities, the purchase price was reduced by $94 during the three months ended March 31, 2010.  This reduction in purchase price was settled in April 2010 through the release back to the Company of 3,592 shares of the Company’s common stock that were previously held in escrow in connection with the Cogent acquisition.  Upon release, the Company’s board of directors approved the retirement of these shares.  Therefore, the transaction was accounted for as a treasury stock transaction and related retirement of shares during the three months ended June 30, 2010.

In addition to the amounts paid at closing, the Company may be obligated to pay an earn-out amount of $1,500 to the former stockholders of Cogent. The earn-out payment will be based on the achievement of a certain minimum revenue-based milestone and a certain earnings-based milestone of Cogent for the year ending December 31, 2010 and will be paid in cash. Both of these milestones need to be achieved in order for the earn-out payment to occur, and there will be no partial payment if the milestones are not fully achieved. The Company believes that it is remote that the earn-out payment will not be made. The fair value of the earn-out payment of $1,455 was recorded as additional purchase price as of the acquisition date. As the Company believes that it is remote that the earn-out payment will not be made, the Company determined the fair value of the earn-out payment based on the present value of the $1,500, which will be paid in December 2010. The increase in fair value of the contingent consideration from December 31, 2009 to September 30, 2010 was not material.

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

South River Consulting, LLC

In May 2008, the Company acquired 100% of the membership interests of South River Consulting, LLC (SRC), an energy procurement and risk management services provider, for a purchase price equal to $5,524, which consisted of $3,603 in cash, $174 in related expenses and the issuance of 120,000 shares of the Company’s common stock that had a value of approximately $1,747 as of the closing date. In addition to the amounts paid at closing, the Company incurred a contingent obligation to pay to the former holders of SRC membership interests an earn-out amount equal to 50% to 60% of the revenues of SRC’s business during each twelve-month period from May 1, 2008 through April 30, 2010, which would be recognized as additional purchase price when earned. The earn-out payments were based on the achievement of certain minimum revenue-based milestones of SRC, paid in a combination of cash and shares of the Company’s common stock and recorded as additional purchase price. The additional purchase price recorded in the three months ended June 30, 2009, which was related to the May 1, 2008 to April 30, 2009 earn-out period, totaled $1,468, of which $734 was paid in cash during the three months ended June 30, 2009 and the remainder of which was paid by the issuance of 44,776 shares of the Company’s common stock during the three months ended September 30, 2009.  The additional purchase price recorded in the six months ended June 30, 2010, which was related to the May 1, 2009 to April 30, 2010 earn-out period, totaled $1,840, of which $901 was paid in cash during the three months ended June 30, 2010, $39 was settled through a reduction of a receivable due to the Company from the former holders of SRC membership interests and the remainder of which was paid by the issuance of 30,879 shares of the Company’s common stock with a fair value of $900.

Pro forma information relating to the above acquisitions has not been provided since the impact to the consolidated financial statements was not material.

3.  Impairment of Intangible Assets and Goodwill

Intangible Assets

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to ten years. The Company reviews its intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. There were no indicators of impairment identified during the three and nine months ended September 30, 2010 and 2009 that required an interim impairment test.

The following table provides the gross carrying amount and related accumulated amortization of the Company’s definite-life intangible assets as of September 30, 2010 and December 31, 2009:

	Weighted Average	As of September 30, 2010		As of December 31, 2009
	Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	6.53	$4,217	$(1,490)	$4,217	$(1,180)
Employment agreements and non-compete agreements	2.60	772	(267)	772	(118)
Software	1.73	120	(53)	120	(23)
Customer relationships	6.33	3,510	(844)	3,510	(333)
Trade name	0.10	115	(104)	115	(5)
Patents	9.45	200	(10)	—	—
Total		$8,934	$(2,768)	$8,734	$(1,659)

The increase in patents from December 31, 2009 to September 30, 2010 was due to the allocation of purchase price related to the Smallfoot and Zox acquisition in the three months ended March 31, 2010.  Amortization expense related to intangible assets amounted to $353 and $1,109, respectively, for the three and nine months ended September 30, 2010 and $182 and $514, respectively, for the three and nine months ended September 30, 2009. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. The definite-life intangible asset lives range from one to ten years and the weighted average remaining life was 6.03 years at September 30, 2010.

In addition to the definite-life intangible assets described above, the Company also has two indefinite-life intangible assets related to in-process research and development projects acquired in connection with the Smallfoot and Zox acquisition (refer to Note 2 for further discussion).  The indefinite-life in-process research and development intangible assets totaled $920 as of September 30, 2010.  There were no indefinite-life intangible assets as of December 31, 2009.

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

The fair value of the entity is determined by use of a market approach based on the quoted market price of its common stock, the number of shares outstanding and a discounted cash flow analysis (DCF) under the income approach. The key assumptions that drive the fair value in the DCF model are the discount rates, i.e., weighted average cost of capital (WACC), terminal values, growth rates, and the amount and timing of expected future cash flows. If the current worldwide financial markets and economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF, as the WACC increases, the fair value decreases. The other significant factor in the DCF is its projected financial information, i.e., amount and timing of expected future cash flows and growth rates, and if its assumptions were to be adversely impacted, it could result in a reduction of the fair value of the entity. The Company believes that it is not at risk of failing the first step of the goodwill impairment test.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating loss in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The following table shows the change in the carrying amount of goodwill from December 31, 2009 to September 30, 2010:

Balance at December 31, 2009	$22,553
Acquisition of Smallfoot and Zox	240
Purchase price adjustments related to Cogent	20
SRC earn-out	1,840
Balance at September 30, 2010	$24,653

4. Net Income Per Share

A reconciliation of basic and diluted share amounts for the three and nine months ended September 30, 2010 and 2009 are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$43,866	$26,637	$30,744	$8,374
Denominator:
Basic weighted average common shares outstanding	24,865	21,938	24,650	20,704
Weighted average common stock equivalents	1,351	1,751	1,363	1,451
Diluted weighted average common shares outstanding	26,216	23,689	26,013	22,155

Basic net income per common share	$1.76	$1.21	$1.25	$0.40
Diluted net income per common share	$1.67	$1.12	$1.18	$0.38
Weighted average anti-dilutive shares related to:
Stock options	945	861	954	1,253
Nonvested restricted shares	151	184	170	210
Restricted stock units	391	120	333	103

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

The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until such time as those shares vest.  In addition, in connection with certain of the Company’s business combinations, the Company has issued shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time.

5. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, there were no amounts outstanding under the loan and security agreement (the Credit Facility) entered into between the Company, one of its subsidiaries and Silicon Valley Bank (SVB).

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Fair Value Measurement at September 30, 2010 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds (1)	$108,225	$108,225	$—	$—
Certificates of deposit	177	177
	$108,402	$108,402	$—	$—

(1)                                  Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

At September 30, 2010, the Company had restricted cash of approximately $177 invested in certificates of deposit. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost based on current market rates for similar instruments.

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, as a result of an indicator of impairment related to certain demand response equipment, the Company was required to perform an impairment test during the three months ended September 30, 2010 and measure the fair value of these assets.  Refer to Note 1 for a discussion of the measurement of fair value of these assets.  There were no indicators of impairment related to any of the Company’s other long-lived assets during the three and nine months ended September 30, 2010 requiring a fair value measurement of these assets.  Accordingly, these other long-lived assets were not measured at fair value.  With respect to liabilities measured at fair value on a non-recurring basis, which would be contingent consideration liability, refer to Note 2 for a discussion of the determination of fair value of this liability.

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

The Company’s obligations under the Credit Facility are secured by all of the assets of the Company and its subsidiaries, excluding any intellectual property. The Credit Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s stock, consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Credit Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated. The Company was in compliance with all financial covenants under the Credit Facility at September 30, 2010 and December 31, 2009.

In October 2009, the Company repaid the outstanding borrowings of $4,442 under the Credit Facility. The Company incurred financing costs of $120 in connection with the Credit Facility, which were deferred and are being amortized to interest expense over the life of the Credit Facility, which matures on February 4, 2011. At September 30, 2010, the Company had no borrowings and letters of credit totaling $35,586 outstanding under the Credit Facility.

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

8. Commitments and Contingencies

The Company is contingently liable under outstanding letters of credit. Restricted cash balances in the amount of $177 and $7,874 collateralize certain outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participated at September 30, 2010 and December 31, 2009, respectively.  Based on the Company’s demand response event performance in July 2010 under a certain open market demand response program in which the Company participates, approximately $7,697 of restricted cash that collateralized the Company’s performance obligations became unrestricted in July 2010.

The Company is subject to performance guarantee requirements under certain utility and grid operator customer contracts and open market bidding program participation rules. The Company had deposits held by certain utility and grid operator customers of $4,026 and $3,024, respectively, at September 30, 2010 and December 31, 2009. These amounts primarily represent up-front payments required by utility and grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote.  In addition, under certain utility and grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties.  Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses.   As of September 30, 2010, the Company has deferred fees totaling approximately $3,109, which are included in deferred revenue, long-term in the accompanying unaudited condensed consolidated balance sheets.  As of September 30, 2010, the maximum termination penalty that the Company is subject to under these arrangements, which the Company has not deemed probable of incurring, is approximately $4,800.

In connection with the Company’s participation in an open market bidding program, the Company entered into an arrangement with a third party during the three months ended June 30, 2009 to bid capacity into the program and provide the corresponding financial assurance required in connection with the bid. The arrangement included an up-front payment by the Company equal to $2,000, of which $1,100 was expensed as interest expense during the three months ended June 30, 2009 and $900 was deferred and will be recognized ratably as a charge to cost of revenues as revenue is recognized over the 2012/2013 delivery year. In addition, the Company will be required to pay the third party an additional contingent fee, up to a maximum of $3,000, based on the revenue that the Company expects to earn in 2012 in connection with the bid. This additional fee will be recognized as a reduction of revenue as earned.

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

9. Stock-Based Compensation

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan, and collectively with the 2003 Plan, the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.  Options, restricted stock awards and restricted stock unit awards generally vest ratably over four years, with certain exceptions. The 2003 Plan expired upon the Company’s initial public offering (IPO) in May 2007. Any forfeitures under the 2003 Plan that occurred after the effective date of the IPO are available for future grant under the 2007 Plan up to a maximum of 1,000,000 shares. During the nine months ended September 30, 2010 and 2009, the Company issued 24,681 shares of its common stock and 45,085 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s compensation obligations to those individuals. As of September 30, 2010, 2,109,926 shares were available for future grant under the 2007 Plan.

For stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a lattice valuation model. The lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the lattice model takes into account variables such as expected volatility, dividend yield rate, and risk free interest rate. However, in addition, the lattice model considers the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the lattice model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	3.5%	3.2%
Vesting term, in years	2.16	2.16
Expected annual volatility	85%	86%
Expected dividend yield	—%	—%
Exit rate pre-vesting	5.98%	4.88%
Exit rate post-vesting	11.29%	10.89%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period.  As there was no public market for the Company’s common stock prior to the effective date of the IPO, the Company determined the volatility based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms.  The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies, as well as the historical volatility of the Company’s common stock beginning January 1, 2008.  During the three months ended September 30, 2010, the Company determined that it had sufficient history to utilize Company-specific volatility in accordance with ASC 718, Stock Compensation (ASC 718) and is now calculating volatility using a component of implied volatility and historical volatility to determine the value of share-based payments.  The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the Credit Facility preclude the Company from paying dividends.  During the nine months ended September 30, 2010, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense.  The changes in estimate of the volatility, exit rate pre-vesting and exit rate post-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income for the three or nine months ended September 30, 2010, and the impact is not expected to be material for the fiscal year ending December 31, 2010.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock option expense	$2,433	$2,669	$7,109	$7,477
Restricted stock and restricted stock units	1,231	1,253	4,559	2,519
Total	$3,664	$3,922	$11,668	$9,996

Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling and marketing expenses	$1,222	$1,181	$3,403	$3,001
General and administrative expenses	2,218	2,567	7,676	6,494
Research and development expenses	224	174	589	501
Total	$3,664	$3,922	$11,668	$9,996

The Company recognized no income tax benefit from stock-based compensation arrangements during the three and nine months ended September 30, 2010 and 2009. In addition, no material compensation cost was capitalized during the three and nine months ended September 30, 2010 and 2009.

The following is a summary of the Company’s stock option activity for all stock option plans during the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	2,503,975	$0.17 - $48.06	$10.84	$49,599
Granted	290,568		29.82
Exercised	(517,840)		6.73	$12,392
Cancelled	(103,940)		16.36
Outstanding at end of period	2,172,763	$0.17 - $48.06	14.10	$38,104
Weighted average remaining contractual life in years: 6.3
Exercisable at end of period	1,234,640	$0.17 - $48.06	$9.40	$27,463
Weighted average remaining contractual life in years: 5.9
Vested or expected to vest at September 30, 2010 (2)	2,117,566	$0.17 - $48.06	$13.80	$37,763

(1)                                  The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2010 of $31.37 and the exercise price of the underlying options.

(2)                                  This represents the number of vested options as of September 30, 2010 plus the number of unvested options expected to vest subsequent to September 30, 2010 based on the unvested options outstanding at September 30, 2010, adjusted for the weighted average estimated forfeiture rate of 5.98%.

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

Additional Information About Stock Options

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total number of options granted during the period	39,293	178,100	290,568	1,093,454
Weighted average fair value per share of options granted	$20.98	$17.76	$18.98	$18.12
Total intrinsic value of options exercised (1)	$2,431	$3,240	$12,392	$5,855

(1)          Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of September 30, 2010, 2,158,277 options were held by employees and directors of the Company and 14,486 options were held by non-employees.  For outstanding unvested options related to employees as of September 30, 2010, the

Company had $13,022 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. There were no material unvested non-employee options as of September 30, 2010.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units outstanding as of September 30, 2010, the Company had $11,587 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted Grant Date Fair Value Per Share
Nonvested at December 31, 2009	188,618	$23.42
Granted	86,375	29.67
Vested	(130,809)	22.48
Cancelled	(18,779)	27.75
Nonvested at September 30, 2010	125,405	$28.05

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 1,750 shares of restricted stock granted to certain non-executive employees during the nine months ended September 30, 2010 that were immediately vested.  The fair value of the restricted stock is expensed ratably over the vesting period. The shares of restricted stock have been issued at no cost to the recipients, except for 152,460 shares of restricted stock granted in 2006 that were purchased for $0.51 per share. The Company records any proceeds received for unvested shares of restricted stock in accrued expenses and the amount is amortized into additional paid-in capital as the shares vest. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.

Additional Information About Restricted Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total number of shares of restricted stock granted during the period	1,583	22,000	86,375	40,000
Weighted average fair value per share of restricted stock granted	$33.99	$24.38	$29.67	$25.17
Total number of shares of restricted stock vested during the period	43,482	23,617	130,809	129,899
Total fair value of shares of restricted stock vested during the period	$1,387	$644	$3,938	$2,219

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted Grant Date Fair Value Per Share
Nonvested at December 31, 2009	114,000	$11.55
Granted	326,000	28.99
Vested	(44,083)	12.07
Cancelled	—	—
Nonvested at September 30, 2010	395,917	$25.85

Prior to 2009, the Company had not granted any restricted stock units and there were no restricted stock units that vested in 2009.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2009 was $11.55 per share.  The total fair value of restricted stock units that vested during the nine months ended September 30, 2010 was $1,440.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of September 30, 2010 and December 31, 2009, the Company had no material unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  If an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, which was the case with the Company through the six months ended June 30, 2010, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year.  The Company recorded an income tax provision of $3,779 and $2,869 for the three and nine months ended September 30, 2010, respectively, which included consideration of the tax benefit recognized by the Company from stock option deductions generated during the three and nine months ended September 30, 2010.  Even though the Company’s federal and state net operating loss carryforwards exceed the Company’s estimated taxable income for the fiscal year ending December 31, 2010 (fiscal 2010), the Company’s estimated annual effective tax rate is greater than zero due to the following:

•                  estimated foreign taxes resulting from guaranteed profit allocable to the Company’s foreign subsidiaries, which have been determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there are no tax net operating loss carryforwards;

•                  certain state taxes for jurisdictions where the Company does not have sufficient net operating loss carryforwards; and

•                  amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 7.9% and 8.5%, respectively.  The Company’s estimated annual effective tax rate for fiscal 2010 is 8.5%.  However, the estimated annual effective tax rate could be reduced in the fourth quarter of fiscal 2010 as a result of a tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  In addition, the estimated annual effective tax rate could increase in the fourth quarter of fiscal 2010 if certain proposed state legislation is passed that would limit the Company’s ability to utilize its net operating loss carryforwards to offset state taxable income for fiscal 2010.  The Company’s estimated annual effective tax rate is lower than the statutory rate as a result of the Company’s federal and state net operating loss carryforwards to offset future federal and state taxable income.

The Company recorded a deferred tax benefit of $786 and $438 for the three and nine months ended September 30, 2009, respectively, due to tax amortization for indefinite lived intangibles.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of September 30, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a full valuation allowance on all of its U.S. deferred tax assets.

11.  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalent balances with highly rated financial institutions and, consequently, such funds are subject to minimal credit risk.

The Company’s customers are principally located in the northeastern and PJM Interconnection (PJM) regions of the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the energy industry, as well as global economic conditions, management does not believe significant credit risk existed as of September 30, 2010. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the energy industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable.

The following table sets forth the Company’s significant customers. PJM and ISO-New England, Inc. (ISO-NE) are regional grid operator customers comprised of multiple utilities and were formed to control the operation of a regional power system, coordinate the supply of electricity, and establish fair and efficient markets.

	Three Months Ended September 30,
	2010		2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM Interconnection	$127,609	78%	$75,029	73%
ISO-New England, Inc.	9,216	6%	12,390	12%
Total	$136,825	84%	$87,419	85%

	Nine Months Ended September 30,
	2010		2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM Interconnection	$166,806	65%	$98,216	60%
ISO-New England, Inc.	41,466	16%	39,290	24%
Total	$208,272	81%	$137,506	84%

Accounts receivable from these customers was approximately $13,322 and $9,788 at September 30, 2010 and December 31, 2009, respectively.  No other customers represented 10% or greater of accounts receivable at September 30, 2010 and December 31, 2009.  Unbilled revenue related to PJM was $114,221 and $40,388 at September 30, 2010 and December 31, 2009, respectively.  There was no unbilled revenue for any other customers at September 30, 2010 and December 31, 2009.

Deposits and restricted cash consist of funds to secure performance under certain utility and grid operator customer contracts and open market bidding programs. Deposits held by utility and grid operator customers were $4,026 and $3,024 at September 30, 2010 and December 31, 2009, respectively.

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

We believe that we are the largest demand response service provider to C&I customers in the United States. As of September 30, 2010, we managed over 5,100 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 3,500 accounts and 8,200 sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to grid operators and utilities on demand while helping end-users of electricity achieve energy savings, environmental benefits and improved financial results. To date, we have received substantially all of our revenues from grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with our C&I customers in exchange for those customers reducing their power consumption when called upon.

In providing our demand response services, we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our C&I customers. We occasionally reallocate our obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements, open program registrations and bilateral contracts to account for changes in supply and demand forecasts in order to achieve more favorable pricing opportunities. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our DemandSMART application to dispatch this network to meet the demands of these utility and grid operator customers. We refer to the above activities as managing our portfolio of demand response capacity.

We build upon our position as a leading demand response services provider by using our NOC and energy management application platform to deliver a portfolio of additional energy management applications to our customers.  These additional energy management applications include our SiteSMART, SupplySMART and CarbonSMART applications.  SiteSMART is our data-driven energy efficiency application that has multiple features, including monitoring-based commissioning tools, commissioning and retro-commissioning authority services, energy consulting and engineering services, distributed generation services and owner-engineer services.  SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation.  CarbonSMART is our enterprise carbon management application that supports the measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

We continue to devote substantially all of our efforts toward the sale of our energy management applications and services. Our net income was $43.9 million and $30.7 million, respectively, for the three and nine months ended September 30, 2010.  Our net income was $26.6 million and $8.4 million, respectively, for the three and nine months ended September 30, 2009.  As of September 30, 2010, our accumulated deficit was $46.6 million.

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

Where we operate in open market programs, our revenues from demand response capacity payments may vary month-to-month based upon our enrolled capacity and the market payment rate. Where we have a utility contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Under both open market programs and utility contracts, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid, and we recognize revenue over the applicable delivery period, even where payments are made over a different period. We generally demonstrate our capacity either through a demand response event or a measurement and verification test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or measurement and verification test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid during a demand response event; we call this an energy payment.

We do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. As program rules may differ for each open market program in which we participate or utility contract, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. We recognize demand response capacity revenues when we have provided verification to the grid operator or utility of our ability to deliver the committed capacity under the open market program or utility contract. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly over the performance period until the next demand response event or measurement and verification test. In subsequent demand response events or measurement and verification tests, if our verified capacity is below the previously verified amount, the grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts.  Under certain utility contracts and open market program participation rules, our performance and related fees are measured and determined over a period of time.  If we can reliably estimate our performance for the applicable performance period, we will reserve the entire amount of estimated penalties that will be incurred, if any, as a result of estimated underperformance prior to the commencement of revenue recognition.  If we are unable to reliably estimate the performance and any related penalties, we will defer the recognition of revenues until the fee is fixed or determinable.  Any changes to our original estimates of net revenues are recognized as a change in accounting estimate in the earliest reporting period that such a change is determined.

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of September 30, 2010 and December 31, 2009, the incremental direct costs deferred were approximately $0.9 million and $0.9 million, respectively. These deferred expenses would not have been incurred without our participation in a certain open market program and will be expensed in proportion to the related revenue being recognized. During the three and nine months ended September 30, 2010 and 2009, we did not defer any utility contract or open market program origination costs. In addition, we capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense this equipment over the lesser of its useful life or the term of the contractual arrangement. These capitalized costs are included in property and equipment in our consolidated balance sheets. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of September 30, 2010, we had over 5,100 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing over 5,100 MW of demand response capacity. We generally begin earning revenues from our MW under management within approximately one month from the date on which we “enable” the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM Interconnection, or PJM, forward capacity market, which is a market in which we expect to continue to participate and derive revenues for the foreseeable future. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from the MW. Certain other markets in which we currently participate, such as ISO New England, Inc., or ISO-NE, or choose to participate in the future operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.

Revenues generated from open market sales to PJM, a grid operator customer, accounted for 78% and 73%, respectively, of our total revenues for the three months ended September 30, 2010 and 2009 and 65% and 60%, respectively, of our total revenues for the nine months ended September 30, 2010 and 2009. Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $114.2 million at September 30, 2010 will be billed and collected through May 31, 2011.

Revenues generated from open market sales to ISO-NE, a grid operator customer, accounted for 6% and 12%, respectively, of our total revenues for the three months ended September 30, 2010 and 2009 and 16% and 24%, respectively, of our total revenues for the nine months ended September 30, 2010 and 2009.

In addition to demand response revenues, we generally receive either a subscription-based fee, consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services.  Revenues derived from our other energy management applications and services were $4.0 million and $1.9 million, respectively, for the three months ended September 30, 2010 and 2009 and $10.5 million and $5.0 million, respectively, for the nine months ended September 30, 2010 and 2009.

Our revenues have historically been higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonal demand related to the demand response market.

Cost of Revenues

Cost of revenues for our demand response services consists primarily of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of capitalized internal-use software costs related to our energy management applications, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites and our internal payroll and related costs allocated to a C&I customer site. Certain costs such as equipment depreciation and telecommunications and data costs are fixed and do not vary based on revenues recognized.  These fixed costs could impact our gross margin trends described below during interim periods.  Cost of revenues for our other energy management applications and services include third party services, equipment depreciation and the wages and associated benefits that we pay to our project managers for the performance of their services.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications and services, (b) the selling price of our energy management applications and services, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant grid operator or utility, our portfolio of demand response capacity, (e) the introduction of new clean and intelligent energy management applications and services, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. Our outcomes in negotiating favorable contracts with our C&I customers, as well as with our utility and grid operator customers, the effective management of our portfolio of demand response capacity and our demand response event performance are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 370 full-time employees at September 30, 2009 to 465 full-time employees at September 30, 2010. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management and further increase our headcount, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we leverage our existing employee base and continue generating revenues from our MW under management.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications and services and enhancement of existing energy management applications and services, (d) quality assurance and testing and (e) other related overhead. During the three and nine months ended September 30, 2010, we capitalized payroll and benefits-related internal use software costs of $0.4 million and $1.2 million, respectively, and the amounts are included as software in property and equipment. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies and to decrease as a percentage of total revenues in the long term as we leverage our existing technology.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation.  As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of income based on their fair values as of the date of grant. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model, and for stock options granted on or after January 1, 2009, the fair value of each award is and will be estimated on the date of grant using a lattice valuation model. For the three and nine months ended September 30, 2010, we recorded expenses of approximately $3.7 million and $11.7 million, respectively, in connection with share-based payment awards to employees and non-employees.  For the three and nine months ended September 30, 2009, we recorded expenses of approximately $3.9 million and $10.0 million, respectively, in connection with share-based payment awards to employees and non-employees.  With respect to grants through September 30, 2010, a future expense of non-vested options of approximately $13.0 million is expected to be recognized over a weighted average period of 2.3 years and a future expense of restricted stock and restricted stock unit awards of approximately $11.6 million is expected to be recognized over a weighted average period of 3.0 years.

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

Interest Expense

Interest expense consists of interest on our capital lease obligations, fees associated with our credit facility with Silicon Valley Bank, or the SVB credit facility, and fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Revenues:
Demand response	$158,836	$101,227	$57,609	56.9%
Other energy management services	3,962	1,890	2,072	109.6%
Total revenues	$162,798	$103,117	$59,681	57.9%

	Nine Months Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Revenues:
Demand response	$246,983	$158,931	$88,052	55.4%
Other energy management services	10,484	5,011	5,473	109.2%
Total revenues	$257,467	$163,942	$93,525	57.0%

For the three and nine months ended September 30, 2010, our demand response revenues increased by $57.6 million and $88.1 million, respectively, as compared to the same periods in 2009.  The increase in our demand response revenues was primarily attributable to an increase in our MW under management in the following existing operating areas (dollars in thousands):

	Revenue Increase (Decrease):	Revenue Increase:
	Three months ended September 30, 2009 to September 30, 2010	Nine months ended September 30, 2009 to September 30, 2010
PJM	$52,580	$68,590
Tennessee Valley Authority	1,053	5,289
New England	(3,174)	2,176
New York	1,152	2,368
California	1,694	2,113
Other (1)	4,304	7,516
Total increased demand response revenues	$57,609	$88,052

(1)         The amounts included in this category relate to increases in various demand response programs, none of which are individually material.

In addition to an increase in our MW under management, the increase in our demand response revenues for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was also attributable to the effective management of our portfolio of demand response capacity and more favorable pricing in certain operating areas.  These increases were offset by the commencement of an ISO-NE program in which we currently participate, which started on June 1, 2010, under which we enrolled fewer MW with lower pricing compared to a prior, similar ISO-NE program in which we participated.

For the three months ended September 30, 2010, our other energy management services revenues increased by $2.1 million as compared to the three months ended September 30, 2009.  For the nine months ended September 30, 2010, our other energy management services revenues increased by $5.5 million as compared to the nine months ended September 30, 2009.  These increases were primarily due to our acquisition of Cogent Energy, Inc., or Cogent, a company specializing in comprehensive energy consulting, engineering and building commissioning solutions to C&I customers, which occurred in December 2009.

We currently expect our revenues to increase in 2010 compared to 2009 as we further increase our MW under management in all operating regions, enroll new C&I customers in our demand response programs, expand the sales of our other energy management applications and services to our new and existing C&I customers and pursue more favorable pricing opportunities with our C&I customers.  Although we expect a significant increase in our MW under management in the PJM market in 2011 as compared to 2010, until PJM prices return in 2013 to more historical levels, we expect our revenues derived from the PJM market to decrease as a percentage of total annual revenues in 2011 and 2012 as significantly lower capacity prices in this market take effect for those years.  These lower prices in PJM will negatively impact our ability to grow our overall revenues in 2011 and 2012 at levels consistent with prior years.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our demand response and other energy management services for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

Three Months Ended September 30,
2010		2009
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$77,736	47.7%	$51,677	50.1%

Nine Months Ended September 30,
2010		2009
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$116,303	45.2%	$77,710	47.4%

Our gross profit increased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to the substantial increase in our revenues, as well as the effective management of our portfolio of demand response capacity and strong demand response event performance, particularly in the PJM region from which we currently derive a substantial portion of our revenues.

Our gross margin decreased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to lower prices in the ISO-NE region, an increase in cost of revenues in a certain demand response program where the associated revenues were deferred and recognition of certain project start-up costs related to an enterprise energy management arrangement pursuant to which revenue recognition has not yet commenced.  Additionally, our gross margin decreased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to increased depreciation and amortization of capitalized costs and an impairment charge of $0.6 million and $1.3 million, respectively, recognized during the three and nine months ended September 30, 2010 related to certain demand response and back-up generator equipment.

We currently expect that our gross margin for the year ending December 31, 2010 will be slightly lower as compared to the year ended December 31, 2009, and that our gross margin for the three months ended September 30, 2010 will be the highest gross margin among our four quarterly reporting periods in 2010, consistent with our gross margin pattern in 2009, due to seasonal demand related to the demand response market.  Further, for the year ended December 31, 2009 and nine months ended September 30, 2010, we were able to derive significant gross profits from managing our portfolio of demand response capacity in the PJM incremental auctions, which may not occur at similar levels beyond 2010.  Until the prices in the PJM market improve in 2013, we expect the lower capacity prices that will take effect in the PJM market in 2011 and 2012 to negatively impact our ability to grow our overall gross profits and gross margins in 2011 and 2012 at levels consistent with prior years.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2010	2009	Change
Operating Expenses:
Selling and marketing	$12,893	$11,602	11.1%
General and administrative	13,848	12,155	13.9%
Research and development	3,197	2,111	51.4%
Total	$29,938	$25,868	15.7%

	Nine Months Ended September 30,		Percentage
	2010	2009	Change
Operating Expenses:
Selling and marketing	$34,173	$29,481	15.9%
General and administrative	40,114	33,252	20.6%
Research and development	7,748	5,524	40.3%
Total	$82,035	$68,257	20.2%

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

Selling and Marketing Expenses

	Three Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$8,983	$7,938	13.2%
Stock-based compensation	1,222	1,181	3.5%
Other	2,688	2,483	8.3%
Total	$12,893	$11,602	11.1%

	Nine Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$22,951	$19,872	15.5%
Stock-based compensation	3,403	3,001	13.4%
Other	7,819	6,608	18.3%
Total	$34,173	$29,481	15.9%

The increase in selling and marketing expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily driven by the payroll and related costs associated with an increase in the number of selling and marketing full-time employees from 138 at September 30, 2009 to 176 at September 30, 2010. The increase in payroll and related costs for the nine months ended September 30, 2010 compared to the same period in 2009 was also attributable to an increase in sales commissions of $0.9 million due to the growth in our business.  The increase in stock-based compensation for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to additional stock-based awards to existing and new employees.  The increase in other selling and marketing expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 was attributable to increases in professional services and marketing costs of $0.6 million due to our rebranding efforts and attendance at conferences and seminars, increases in facility costs of $0.2 million due to the expansion of our existing office space, and technology and communication costs of $0.4 million due to the increased utilization in our data service centers.

General and Administrative Expenses

	Three Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$7,814	$6,561	19.1%
Stock-based compensation	2,218	2,567	(13.6)%
Other	3,816	3,027	26.1%
Total	$13,848	$12,155	13.9%

	Nine Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$21,750	$17,199	26.5%
Stock-based compensation	7,676	6,494	18.2%
Other	10,688	9,559	11.8%
Total	$40,114	$33,252	20.6%

The increase in general and administrative expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily driven by an increase in the number of general and administrative full-time employees from 184 at September 30, 2009 to 232 at September 30, 2010.  The decrease in stock-based compensation for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to the acceleration of the vesting of a certain portion of our former chief financial officer’s options to purchase shares of our common stock during the three months ended September 30, 2009.  The increase in stock-based compensation for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to annual stock-based awards granted to our officers and directors.  The increase in other general and administrative expenses for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to an increase in professional services costs of $0.5 million, an increase in other tax expense of $0.2 million and an increase in bad debt expense of $0.1 million.  The increase in other general and administrative expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to an increase in professional services of $0.5 million, facility costs of $0.4 million primarily related to increased rent expense due to the expansion of our office space and $0.2 million of other miscellaneous expenses associated with the growth of our business.

Research and Development Expenses

	Three Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$1,664	$1,205	38.1%
Stock-based compensation	224	174	28.7%
Other	1,309	732	78.8%
Total	$3,197	$2,111	51.4%

	Nine Months Ended September 30,		Percentage
	2010	2009	Change
Payroll and related costs	$4,437	$3,051	45.4%
Stock-based compensation	589	501	17.6%
Other	2,722	1,972	38.0%
Total	$7,748	$5,524	40.3%

The increase in research and development expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 48 at September 30, 2009 to 57 at September 30, 2010, as well as higher average salary rates per employee.  The increase in research and development expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was also attributable to lower capitalized internal payroll and related costs of $0.5 million.  The increase in stock-based compensation for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily attributable to stock-based awards granted to certain employees in connection with our acquisition of SmallFoot LLC, or Smallfoot, and ZOX, LLC, or Zox, in March 2010.  The increase in other research and development expenses for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily related to a $0.3 million increase in technology and communications costs related to software licenses and fees used in the development of our various energy management applications and $0.3 million related to professional services for consulting services associated with the development of our various energy management applications. The increase in other research and development expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily related to a $0.4 million increase in technology and communications related to software licenses and fees used in the development of our various energy management applications and $0.4 million related to professional services costs for consulting services associated with the development of our various energy management applications.

Other Income (Expense), Net

Other income, net for the three and nine months ended September 30, 2010 was primarily comprised of a nominal amount of interest income and a nominal amount of foreign currency gains related to certain receivables denominated in foreign currencies.  Other income, net for the three months ended September 30, 2009 and other expense, net for the nine months ended September 30, 2009 was primarily comprised of a nominal amount of interest income, as well as a nominal amount of foreign currency gains, for the three months ended September 30, 2009 and a nominal amount of foreign currency losses for the nine months ended September 30, 2009 related to certain receivables dominated in foreign currencies.

Interest Expense

The increase in interest expense for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to increased letters of credit origination fees related to certain markets in which we participate.  The decrease in interest expense for the nine months ended September 30, 2010 compared to the same period in 2009 was due to our repayment of outstanding borrowings under the SVB credit facility of $4.4 million during the three months ended December 31, 2009, resulting in no interest expense related to any borrowings under the SVB credit facility during the nine months ended September 30, 2010.  Additionally, the decrease in interest expense for the nine months ended September 30, 2010 compared to the same period in 2009 was due to $1.1 million in fees incurred during the nine months ended September 30, 2009 associated with outstanding letters of credit, primarily attributable to the arrangement we entered into with a third party in May 2009 in connection with bidding capacity into a certain open market program.  Interest expense for the three and nine months ended September 30, 2010 includes interest on our outstanding capital leases and letters of credit origination fees.

Income Taxes

We recorded a provision for income taxes of $3.8 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, which included consideration of the tax benefit recognized by us from stock option deductions generated during the three and nine months ended September 30, 2010.  Even though our federal and state net operating loss carryforwards exceed our estimated taxable income for the fiscal year ending December 31, 2010, or fiscal 2010, our estimated annual effective tax rate is greater than zero due to the following:

•                  estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which have been determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there are no tax net operating loss carryforwards;

•                  certain state taxes for jurisdictions where we do not have sufficient net operating loss carryforwards; and

•                  amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Our effective tax rate for the three and nine months ended September 30, 2010 was 7.9% and 8.5%, respectively.  Our estimated annual effective tax rate for fiscal 2010 is 8.5%.  However, the estimated annual effective tax rate could be reduced in the fourth quarter of fiscal 2010 as a result of a tax benefit from stock options which are not recognized in the determination of the estimated annual effective rate until they occur.  In addition, the estimated annual effective tax rate could increase in the fourth quarter of fiscal 2010 if certain proposed state legislation is passed that would limit our ability to utilize our net operating loss carryforwards to offset state taxable income for fiscal 2010.

We recorded an income tax benefit of $0.8 million and $0.4 million for the three and nine months ended September 30, 2009, respectively.  This tax provision was primarily related to the amortization of tax deductible goodwill, which generated a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

We review all available evidence to evaluate the recovery of our deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as our ability to generate income in future periods. As of September 30, 2010 and December 31, 2009, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance against our U.S. deferred tax assets.

Net Income

Net income for the three months ended September 30, 2010 was $43.9 million, or $1.76 per basic share and $1.67 per diluted share, compared to a net income of $26.6 million, or $1.21 per basic share and $1.12 per diluted share, for the three months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 was $30.7 million, or $1.25 per basic share and $1.18 per diluted share, compared to a net income of $8.4 million, or $0.40 per basic share and $0.38 per diluted share, for the nine months ended September 30, 2009. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the three months ended September 30, 2010 was $47.6 million, or $1.91 per basic share and $1.81 per diluted share, compared to a non-GAAP net income of $30.7 million, or $1.40 per basic share and $1.30 per diluted share, for the three months ended September 30, 2009. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the nine months ended September 30, 2010 was $42.4 million, or $1.72 per basic share and $1.63 per diluted share, compared to a non-GAAP net income of $18.9 million, or $0.90 per basic share and $0.85 per diluted share, for the nine months ended September 30, 2009. Please refer to the section below entitled “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain “non-GAAP financial measures.” A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net income and non-GAAP net income per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation and amortization expense related to acquisition-related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•                  we believe that the presentation of non-GAAP measures that adjust for the impact of stock-based compensation expense and amortization expense related to acquisition-related assets provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, are useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or net income per share prepared in accordance with GAAP.

	Three Months Ended September 30,
	2010	2009
	(In thousands, except share and per share data)
GAAP net income	$43,866	$26,637
ADD: Stock-based compensation	3,664	3,922
ADD: Amortization expense of acquired intangible assets	353	182
LESS: Income tax effect of Non-GAAP adjustments (1)	(319)	—
Non-GAAP net income	$47,564	$30,741
GAAP net income per basic share	$1.76	$1.21
ADD: Stock-based compensation	0.15	0.18
ADD: Amortization expense of acquired intangible assets	0.01	0.01
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.01)	—
Non-GAAP net income per basic share	$1.91	$1.40
GAAP net income per diluted share	$1.67	$1.12
ADD: Stock-based compensation	0.14	0.17
ADD: Amortization expense of acquired intangible assets	0.01	0.01
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.01)	—
Non-GAAP net income per diluted share	$1.81	$1.30
Weighted average number of common shares outstanding
Basic	24,864,755	21,938,427
Diluted	26,215,766	23,689,477

	Nine Months Ended September 30,
	2010	2009
	(In thousands, except share and per share data)
GAAP net income	$30,744	$8,374
ADD: Stock-based compensation	11,668	9,996
ADD: Amortization expense of acquired intangible assets	1,109	514
LESS: Income tax effect of Non-GAAP adjustments (1)	(1,091)	—
Non-GAAP net income	$42,430	$18,884
GAAP net income per basic share	$1.25	$0.40
ADD: Stock-based compensation	0.47	0.48
ADD: Amortization expense of acquired intangible assets	0.04	0.02
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.04)	—
Non-GAAP net income per basic share	$1.72	$0.90
GAAP net income per diluted share	$1.18	$0.38
ADD: Stock-based compensation	0.45	0.45
ADD: Amortization expense of acquired intangible assets	0.04	0.02
LESS: Income tax effect of Non-GAAP adjustments (1)	(0.04)	—
Non-GAAP net income per diluted share	$1.63	$0.85
Weighted average number of common shares outstanding
Basic	24,650,453	20,703,779
Diluted	26,013,402	22,154,745

(1)          Represents the increase in the income tax provision recorded for the three and nine months ended September 30, 2010 based on our effective tax rate for the three and nine months ended September 30, 2010, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have generated significant cumulative losses. As of September 30, 2010, we had an accumulated deficit of $46.6 million. As of September 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $141.3 million, an increase of $21.6 million from the December 31, 2009 balance of $119.7 million. As of September 30, 2010, we were contingently liable for $35.6 million in connection with outstanding letters of credit under the SVB credit facility. As of September 30, 2010 and December 31, 2009, we had restricted cash balances of $0.2 million and $7.9 million, respectively, which relate to amounts to collateralize unused outstanding letters of credit and cover financial assurance requirements in certain of the programs in which we participate.

At September 30, 2010 and December 31, 2009, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at September 30, 2010 and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications and services to utilities and grid operators and the increasing rate at which letters of credit or security deposits are required by those utilities and grid operators, the introduction and market acceptance of new energy management applications and services, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements, including the potential expansion, renewal or replacement of the SVB credit facility, or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $62.1 million of our securities under the shelf registration statement. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

If we fail to extend or renew the SVB credit facility and we still have letters of credit issued and outstanding under the SVB credit facility when it matures on February 4, 2011, we will be required to post 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by operating activities	$28,662	$3,042
Cash flows used in investing activities	(10,544)	(18,166)
Cash flows provided by financing activities	3,473	84,243
Effects of exchange rate changes on cash	(9)	25
Net increase in cash and cash equivalents	$21,582	$69,144

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2010 was $28.7 million and consisted of net income of $30.7 million and $26.2 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and impairment of property and equipment, offset by $28.2 million of net cash used in working capital and other activities. Cash used in working capital and other activities consisted of an increase of $73.8 million in unbilled revenues relating to the PJM demand response market and an increase of $16.6 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate.  These amounts were partially offset by cash provided by working capital and other activities which reflected an increase of $2.8 million in accrued payroll and related expenses, an increase in other non-current liabilities of $1.9 million, an increase of $7.6 million in accounts payable and accrued expenses due to the timing payments, an increase in accrued capacity payments of $48.6 million, the majority of which was related to the PJM demand response market, an increase of $0.3 in deferred revenue and a decrease in prepaid expenses and other assets of $1.0 million.

Cash provided by operating activities for the nine months ended September 30, 2009 was $3.0 million and consisted of $8.4 million of net income and $18.9 million of non-cash items, primarily consisting of depreciation and amortization, unrealized foreign exchange transaction loss, deferred tax provision, stock-based compensation charges and other miscellaneous items, offset by $24.3 million of net cash used for working capital and other activities.  Cash used for working capital and other activities consisted of an increase of $53.3 million in unbilled revenues relating to the PJM demand response market, an increase in accounts receivable of $9.1 million due to the timing of cash receipts under the demand response programs in which we participate, an increase in other assets of $3.4 million due to increases in prepaid expenses, and a decrease of $1.6 million in accounts payable and accrued expenses due to the timing of payments. These amounts were partially offset by cash provided by working capital and other activities, which reflected a $1.4 million increase in deferred revenue, a $35.8 million increase in accrued capacity payments, the majority of which was related to the PJM demand response market, a $5.7 million increase in accrued payroll and related expenses and an increase of $0.2 million in other noncurrent liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $10.5 million for the nine months ended September 30, 2010. Our principal cash investments during the nine months ended September 30, 2010 related to capitalizing internal use software costs used to build out and expand our demand response and other energy management applications and services and purchases of property and equipment. During the nine months ended September 30, 2010, we acquired Smallfoot and Zox for a purchase price of $1.4 million, of which $1.1 million was paid in cash.  Additionally, our cash investments included the cash portion of the earn-out payment due in connection with our acquisition of South River Consulting, LLC, or SRC, of $0.9 million.  We had a decrease in restricted cash and deposits of $6.7 million primarily as a result of demand response event performance in July 2010 under a certain open market program in which we participate, resulting in our restricted cash becoming unrestricted in July 2010.  During the nine months ended September 30, 2010, we also incurred $15.3 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash used in investing activities for the nine months ended September 30, 2009 was $18.1 million. Our principal cash investments during this period related to installation services used to build out and expand our demand response and other energy management applications and services and purchases of property and equipment. Cash provided by the sales of available-for-sale securities during this period was $2.0 million, and we had an increase in restricted cash and deposits for customer programs resulting in a reduction of cash of $5.9 million, primarily as a result of our cash deposits made in connection with demand response programs in which we participate. During the nine months ended September 30, 2009, we also incurred $13.2 million in capital expenditures primarily related to the purchase of office equipment, demand response equipment and other miscellaneous expenditures. Additionally, our cash investments included the cash portion of the earn-out payment due in connection with our acquisition of SRC of $0.7 million and $0.3 million of cash used for our acquisition of eQuilibrium Solutions Corporation, or eQ.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $3.5 million for the nine months ended September 30, 2010 and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock during the nine months ended September 30, 2010.

Cash provided by financing activities was $84.2 million for the nine months ended September 30, 2009.  In August 2009, we completed an underwritten public offering of 3,963,889 shares of our common stock at an offering price of $27.00 per share, which included the exercise of the underwriters’ over-allotment option to purchase 213,889 shares and the sale of 709,026 shares by certain of our stockholders. Net proceeds to us from the offering were approximately $83.5 million.  Additionally, we received approximately $0.8 million from exercises of options to purchase shares of our common stock during the nine months ended September 30, 2009.

Credit Facility Borrowings

Pursuant to the terms of the SVB credit facility, SVB will, among other things, make revolving credit and term loan advances and issue letters of credit for our account.  All unpaid principal and accrued interest is due and payable in full on February 4, 2011, which is the maturity date. Our obligations under the SVB credit facility are secured by all of our assets and the assets of our subsidiaries, excluding any intellectual property. The SVB credit facility contains customary terms and conditions for credit facilities of this type. In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum specified tangible net worth and a minimum modified quick ratio. The SVB credit facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the SVB credit facility may be accelerated. We were in compliance with all financial covenants under the SVB credit facility at September 30, 2010. As of September 30, 2010, we continue to have an aggregate of $35.6 million in letters of credit issued for our account under the SVB credit facility.

In April 2010, we and one of our subsidiaries entered into a second loan modification agreement to the SVB credit facility, which increased our borrowing limit from $35.0 million to $50.0 million, as well as modified certain of our financial covenant compliance requirements.  In July 2010, we and one of our subsidiaries entered into a third loan modification agreement to the SVB credit facility, which extended the revolving credit line maturity date of the SVB credit facility from August 5, 2010 to February 4, 2011, as well as modified certain of our financial covenant compliance requirements.  If we fail to extend or renew the SVB credit facility and we still have letters of credit issued and outstanding under the SVB credit facility when it matures on February 4, 2011, we will be required to post 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit.

In July 2010, based on our demand response event performance in connection with an open market program in which we participate, approximately $7.7 million of restricted cash that collateralized our performance obligations became unrestricted.

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

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $15.3 million and $13.2 million during the nine months ended September 30, 2010 and 2009, respectively. As we continue to grow, we expect our capital expenditures for 2010 to increase as compared to 2009.

Contractual Obligations

As of September 30, 2010, the contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010, has not materially changed.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2010, we had outstanding letters of credit totaling $35.6 million. For information on these commitments and contingent obligations, see Note 8 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 12, 2010.  Except as disclosed herein, there have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 12, 2010.

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

Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or our 2009 Form 10-K, which we filed with the SEC on March 12, 2010.   During the three months ended September 30, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2009 Form 10-K, other than as set forth below:

The following risk factors replace and supersede the corresponding risk factors set forth in our 2009 Form 10-K:

A substantial majority of our revenues are and have been generated from contracts with, and open market program sales to, a limited number of grid operator and utility customers, and the modification or termination of these open market programs or sales relationships could materially adversely affect our business.

During the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, revenues generated from open market sales to PJM, a grid operator customer, accounted for 4%, 28%, 52% and 65%, respectively, of our total revenues. The PJM forward capacity market is a market in which we expect to continue to increase our participation and derive revenues for the foreseeable future. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, beginning in June 2012, PJM will discontinue its Interruptible Load for Reliability program, or the ILR program, which is a program in which we have historically been an active participant. The discontinuance of the ILR program by PJM will reduce the flexibility that we currently have to manage our portfolio of demand response capacity in the PJM market and will likely negatively impact our future revenues and profit margins. PJM may also adopt other open market program rule changes, some of which may have a material adverse effect on our results of operations and financial condition, such as changes to the measurement and verification criteria used to establish a baseline of capacity for each C&I customer site in our portfolio, changes restricting our ability to achieve committed capacity thresholds by aggregating performance from C&I customer sites in our portfolio, and other similar changes affecting the way in which we manage our portfolio of demand response capacity in the PJM market.

Revenues generated from two fixed price contracts with, and open market sales to ISO-NE, a grid operator customer, accounted for 60%, 36%, 29% and 16%, respectively, of our total revenues for the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010. The modification or termination of our sales relationship with ISO-NE, or the modification or termination of any of ISO-NE’s open market programs in which we participate, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition.

If we fail to obtain favorable prices in the open market programs in which we currently participate or choose to participate in the future, specifically in the PJM or ISO-NE market, our revenues, gross profits and profit margins will be negatively impacted.

In open market programs, grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These prices may be subject to volatility due to certain market conditions or other events, and as a result the prices offered to us for this demand response capacity may be significantly lower than historical prices. For example, open market auctions of capacity in the PJM and ISO-NE markets in which we currently participate have resulted in prices that are significantly lower than those achieved in prior periods. Accordingly, our revenues, gross profits and profit margins will be adversely affected in 2011 and 2012 as the lower capacity prices in the PJM market take effect for those years. To the extent we are subject to other similar price reductions, our revenues, gross profits and profit margins could be negatively impacted. We also may be subject to reduced capacity prices or be unable to participate in certain open market programs for a period of time to the extent that our bidding strategy fails to produce favorable results. In addition, adverse changes in the general economic and market conditions in the United States may result in a reduced demand for electricity, resulting in lower prices for capacity, both demand-side and supply-side, for the foreseeable future, which could materially and adversely affect our results of operations and financial condition.

Item 6.  Exhibits.

10.1@*	EnerNOC, Inc. Amended and Restated 2007 Employee, Director and Consultant Stock Plan and HMRC Sub-Plan for UK Employees, and forms of agreement thereunder.
31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

EnerNOC, Inc.

Date: November 9, 2010	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: November 9, 2010	By:	/s/ Timothy Weller
Timothy Weller
Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Number	Exhibit Title

10.1@*	EnerNOC, Inc. Amended and Restated 2007 Employee, Director and Consultant Stock Plan and HMRC Sub-Plan for UK Employees, and forms of agreement thereunder.
31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@	Management contract, compensatory plan or arrangement.
*	Filed herewith.