Form 10-Q
period 2011-09-30
ENERNOC INC
filed 2011-11-07
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     There were 26,792,090 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2011.

EnerNOC, Inc.
Index to Form 10-Q

Page
Part I — Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

Part II — Other Information

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	58
Signatures	59
Exhibit Index	60
EX-2.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$77,420	$153,416
Restricted cash	93	1,537
Trade accounts receivable, net of allowance for doubtful accounts of $249 and $150 at September 30, 2011 and December 31, 2010, respectively	45,327	22,137
Unbilled revenue	101,595	73,144
Inventory	323	—
Prepaid expenses, deposits and other current assets	11,037	6,707

Total current assets	235,795	256,941
Property and equipment, net of accumulated depreciation of $47,676 and $36,309 at September 30, 2011 and December 31, 2010, respectively	38,495	34,690
Goodwill	75,023	24,653
Customer relationship intangible assets, net	30,075	2,494
Other definite-lived intangible assets, net	7,050	3,329
Indefinite-lived intangible assets	530	920
Deposits and other assets	16,258	2,872

Total assets	$403,226	$325,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$439	$111
Accrued capacity payments	88,896	65,792
Accrued payroll and related expenses	12,230	11,135
Accrued expenses and other current liabilities	12,156	9,307
Accrued acquisition contingent consideration	—	1,500
Deferred revenue	7,340	5,540
Current portion of long-term debt	7	37

Total current liabilities	121,068	93,422
Long-term liabilities
Deferred acquisition consideration	4,218	—
Accrued acquisition contingent consideration, long-term	303	—
Deferred tax liability	2,155	1,141
Deferred revenue, long-term	6,428	4,696
Other liabilities	481	514

Total long-term liabilities	13,585	6,351
Commitments and contingencies (Note 8 and Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 26,785,657 and 25,155,067 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	27	25
Additional paid-in capital	323,257	293,942
Accumulated other comprehensive loss	(1,578)	(75)
Accumulated deficit	(53,133)	(67,766)

Total stockholders’ equity	268,573	226,126

Total liabilities and stockholders’ equity	$403,226	$325,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$169,183	$162,798	$259,849	$257,467
Cost of revenues	84,351	85,062	142,079	141,164

Gross profit	84,832	77,736	117,770	116,303
Operating expenses:
Selling and marketing	14,591	12,487	39,798	33,132
General and administrative	15,960	14,254	48,172	41,155
Research and development	3,310	3,197	9,892	7,748

Total operating expenses	33,861	29,938	97,862	82,035

Income from operations	50,971	47,798	19,908	34,268
Other (expense) income, net	(2,471)	42	(2,485)	31
Interest expense	(397)	(195)	(798)	(686)

Income before income tax	48,103	47,645	16,625	33,613
Provision for income tax	(1,225)	(3,779)	(1,992)	(2,869)

Net income	$46,878	$43,866	$14,633	$30,744

Income per common share
Basic	$1.83	$1.76	$0.57	$1.25

Diluted	$1.77	$1.67	$0.55	$1.18

Weighted average number of common shares outstanding
Basic	25,683,177	24,864,755	25,491,362	24,650,453
Diluted	26,538,278	26,215,766	26,498,620	26,013,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$14,633	$30,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,976	10,684
Amortization of acquired intangible assets	4,533	1,109
Impairment of acquired intangible assets	241
Stock-based compensation expense	10,488	11,668
Impairment of equipment	508	1,308
Unrealized foreign exchange transaction loss	2,717	17
Deferred taxes	998	1,250
Non-cash interest expense	126	—
Accretion of fair value of deferred purchase price consideration related to acquisition	293	—
Accretion of fair value of contingent purchase price consideration related to acquisition	23	—
Other, net	235	118
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(18,725)	(16,573)
Unbilled revenue	(30,137)	(73,831)
Prepaid expenses and other current assets	(1,052)	1,040
Inventory	114	—
Other assets	(2,904)	3
Other noncurrent liabilities	(159)	1,879
Deferred revenue	3,412	218
Accrued capacity payments	23,273	48,641
Accrued payroll and related expenses	1,576	2,793
Accounts payable and accrued expenses and other current liabilities	(5,403)	7,594

Net cash provided by operating activities	16,766	28,662

Cash flows from investing activities
Payments made for acquisitions of businesses, net of cash acquired	(67,492)	(2,001)
Payments made for contingent consideration related to acquisitions	(1,500)	—
Purchases of property and equipment	(15,172)	(15,283)
Change in restricted cash and deposits	(9,394)	6,740
Change in long-term assets	(530)	—

Net cash used in investing activities	(94,088)	(10,544)

Cash flows from financing activities
Proceeds from exercises of stock options	1,891	3,500
Repayment of borrowings and payments under capital leases	(30)	(27)

Net cash provided by financing activities	1,861	3,473
Effects of exchange rate changes on cash	(535)	(9)

Net change in cash and cash equivalents	(75,996)	21,582
Cash and cash equivalents at beginning of period	153,416	119,739

Cash and cash equivalents at end of period	$77,420	$141,321

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$16,498	$1,066

Issuance of common stock in satisfaction of bonuses	$440	$775

Increase in deferred acquisition consideration	$3,925	$—

Increase in accrued acquisition contingent consideration	$309	$—

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
Reclassifications
     The Company has reclassified certain costs in its unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2010 totaling $406 and $1,041, respectively, previously included in selling and marketing expenses as general and administrative expenses to more appropriately reflect the nature of these costs.
Basis of Consolidation
     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Intercompany transactions and balances are eliminated upon consolidation.
     On January 3, 2011, the Company acquired all of the outstanding capital stock of Global Energy Partners, Inc. (Global Energy) in a purchase business combination. Accordingly, the results of Global Energy subsequent to that date are included in the Company’s unaudited condensed consolidated statements of income.
     On January 25, 2011, the Company acquired all of the outstanding capital stock of M2M Communications Corporation (M2M) in a purchase business combination. Accordingly, the results of M2M subsequent to that date are included in the Company’s unaudited condensed consolidated statements of income.

     On July 1, 2011, the Company acquired all of the outstanding stock of Energy Response Holdings Pty Ltd (Energy Response) in a purchase business combination. Accordingly, the results of Energy Response subsequent to that date are included in the Company’s unaudited condensed consolidated statements of income.
Subsequent Events Consideration
     The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.
     There were no material recognizable subsequent events recorded or requiring disclosure in the September 30, 2011 unaudited condensed consolidated financial statements.
Use of Estimates in Preparation of Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2011 and the statements of income for the three and nine months ended September 30, 2011 and 2010 and statements of cash flows from the nine months ended September 30, 2011 and 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2011.
     The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, fair value of deferred acquisition consideration, fair value of accrued acquisition contingent consideration, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
     The Company is subject to a number of risks similar to those of other companies of similar and different sizes both inside and outside of its industry, including, but not limited to, rapid technological changes, competition from similar energy management applications and services provided by larger companies, customer concentration, government regulations, market or program rule changes, protection of proprietary rights and dependence on key individuals.
Revenue Recognition
     The Company recognizes revenues in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In all of the Company’s arrangements, it does not recognize any revenues until it can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and it deems collection to be reasonably assured. In making these judgments, the Company evaluates these criteria as follows:
•	Evidence of an arrangement. The Company considers a definitive agreement signed by the customer and the Company or an arrangement enforceable under the rules of an open market bidding program to be representative of persuasive evidence of an arrangement.

•	Delivery has occurred. The Company considers delivery to have occurred when service has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•	Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment and the Company cannot reliably estimate this amount, the Company recognizes revenues when the right to a refund or adjustment lapses. If offered payment terms exceed the Company’s normal terms, the Company recognizes revenues as the amounts become due and payable or upon the receipt of cash.

•	Collection is reasonably assured. The Company conducts a credit review at the inception of an arrangement to determine the creditworthiness of the customer. Collection is reasonably assured if, based upon evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, revenues are deferred and recognized upon the receipt of cash.
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
     The Company recognizes demand response revenue when it has provided verification to the electric power grid operator or utility of its ability to deliver the committed capacity which entitles the Company to payments under the contract or open market program. Committed capacity is generally verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenue is recognized and future revenue becomes fixed or determinable and is recognized monthly until the next demand response event or test. In subsequent verification events, if the Company’s verified capacity is below the previously verified amount, the electric power grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. Ongoing demand response revenue recognized between demand response events or tests that are not subject to penalty or customer refund are recognized in revenue. If the revenue is subject to refund and the amount of refund cannot be reliably estimated, the revenue is deferred until the right of refund lapses. Based on the evaluation of the factors in ASC 605-45-45, including the fact that the Company is the primary obligor and bears both the performance and credit risk related to its arrangements with electric power grid operators and utility customers, the Company has determined that it is the principal in these arrangements. Therefore, the Company records demand response revenues gross of the amounts billed to the electric power grid operators and utility customers and records the amounts paid to C&I customers as cost of revenues.
     In one of the open market programs in which the Company participates, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. The Company concluded that it could reliably estimate the amount of fees potentially subject to adjustment or refund and recorded a reserve for this amount in the month of June. As of June 30, 2011, the Company recorded an estimated reserve of $9,260 related to potential subsequent performance adjustments. The fees under this program were fixed as of September 30, 2011 and based on final performance during the three months ended September 30, 2011, the Company recorded a reduction in the estimated reserve totaling $3,690, which resulted in final performance adjustments of $5,570. For the three months ended September 30, 2011 the impact of this change in estimate on income before income tax and net income was $3,690 and $3,572, respectively, and the impact of this change in estimate on diluted income per common share was $0.13 per share. This change in estimate had no impact on the nine months ended September 30, 2011 nor will it impact any future periods. The Company’s performance estimates which provided the basis for the estimated reserve as of June 30, 2011 were reasonably consistent with the actual performance during events and test events during the three months ended September 30, 2011. The primary driver of the change in estimate from June 30, 2011 to September 30, 2011 was due to the differences based on the number and type of events by which performance is measured, which is not within the Company’s control. The Company is in the process of re-evaluating its ability to reliably estimate the amount of fees potentially subject to adjustment or refund for the year ending December 31, 2012 (fiscal 2012) on a prospective basis based on its consideration of its actual performance during the months of June 2011 through September 2011, as well as, additional guidance issued by the customer regarding its interpretation of certain program rules that will impact performance calculations on a prospective basis. As there are no revenues recognized related to this open market program during the fourth quarter of the Company’s fiscal year, any change in the Company’s evaluation of its ability to reliably estimate the amount of fees potentially subject to adjustment or refund would have no impact on the results of operations for the three months ending December 31, 2011.

     As a result of contractual amendments entered into during the three months ended March 31, 2011 and the three months ended September 30, 2011 to amend certain refund provisions included in one of the Company’s contracts with a utility customer, the Company concluded that it could reliably estimate the fees potentially subject to refund and, therefore, the fees under this arrangement were fixed or determinable. As a result, during the three months ended March 31, 2011, and the three months ended September 30, 2011 the Company recognized as revenues $3,025 and $2,294, respectively, of fees that had been previously deferred. As of September 30, 2011, there were no deferred revenues related to this contractual arrangement.
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
     Under certain of the Company’s arrangements, in particular those arrangements entered into by the Company’s wholly-owned subsidiary, M2M, the Company sells proprietary equipment to C&I customers that is utilized to provide the ongoing services that the Company delivers. Currently, this equipment has been determined to not have stand-alone value. As a result, the Company defers the fees associated with the equipment and the Company begins recognizing those fees ratably over the expected C&I customer relationship period (generally 3 years), once the C&I customer is receiving the ongoing services from the Company. In addition, the Company capitalizes the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognizes such costs over the expected C&I customer relationship period.
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
     As required, the Company adopted ASU 2009-13 at the beginning of its first quarter of the fiscal year ending December 31, 2011 (fiscal 2011) on a prospective basis for transactions originating or materially modified on or after January 1, 2011. ASU 2009-13 generally does not change the units of accounting for the Company’s revenue transactions. The impact of adopting ASU 2009-13 was not material to the Company’s financial statements during the nine months ended September 30, 2011, and if it was applied in the same manner to the fiscal year ending December 31, 2010 (fiscal 2010) would not have had a material impact to revenue for the nine months ended September 30, 2010. The Company does not expect the adoption of ASU 2009-13 to have a significant impact on the timing and pattern of revenue recognition in the future due to the Company’s limited number of multiple element arrangements. The key impact that the Company expects the adoption of ASU 2009-13 to have relates to certain EfficiencySMART service arrangements with C&I customers who also provide curtailment of capacity as part of the Company’s demand response arrangements. Historically, the Company recorded the fees recognized under these arrangements as a reduction of cost of revenues as evidence of fair value did not exist for certain EfficiencySMARTservices due to the limited history of selling these separately and lack of availability of TPE. As previously stated, the impact of ASU 2009-13 has not been and is not expected to be material.
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
Foreign Currency Translation
     The financial statements of the Company’s international subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation) (ASC 830), into the Company’s reporting currency, which is the United States dollar. The functional currencies of the Company’s subsidiaries in Canada, the United Kingdom, Australia and New Zealand are the Canadian dollar, the British pound, the Australian dollar and the New Zealand dollar, respectively. Assets and liabilities are translated to the United States dollar from the local functional currency at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including certain inter-company accounts receivable and payable that have been determined to not be of a “long-term investment” nature, as defined by ASC 830, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the consolidated statement of income. Revenues and expenses are translated using average exchange rates during the respective period.
     Foreign currency translation adjustments are recorded as a component of other comprehensive income and included in accumulated other comprehensive loss within stockholders’ equity. Losses arising from transactions denominated in foreign currencies and the remeasurement of certain intercompany receivables and payables are included in other (expense) income, net in the unaudited condensed consolidated statements of income and were $2,648 and $2,848 for the three and nine months ended September 30, 2011, respectively. Gains arising from transactions denominated in foreign currencies were $13 for the three months ended September 30, 2010. Losses arising from transactions denominated in foreign currencies were $17 for the nine months ended September 30, 2010, respectively. The significant increase in losses arising from transactions denominated in foreign currencies for the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010 is due to the significant increase of foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response (see Note 2) and the strengthening of the United States dollar as compared to the Australian dollar during the three months ended September 30, 2011. During the three and nine months ended September 30, 2011 and 2010, there were no material realized gains or losses incurred related to transactions denominated in foreign currencies. As of September 30, 2011, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australia dollars and not deemed to be of a “long-term investment” nature totaling $31,965 ($32,640 Australian).
     In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response (see Note 2) was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of September 30, 2011, the intercompany funding that is denominated in Australia dollars and deemed to be of a “long-term investment” nature totaled $21,671 ($20,364 Australian).
Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income and foreign currency translation adjustments. As of September 30, 2011 and 2010, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive income, net of related tax effects, which have not been material to date.

     Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$46,878	$43,866	$14,633	$30,744
Foreign currency translation adjustments	(1,532)	(47)	(1,503)	(15)

Total comprehensive income	$45,346	$43,819	$13,130	$30,729

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
     Software development costs of $805 and $1,045 for the three months ended September 30, 2011 and 2010, respectively, and $2,944 and $5,063 for the nine months ended September 30, 2011 and 2010, respectively, have been capitalized in accordance with ASC 350-40. The capitalized amount was included as software in property and equipment at September 30, 2011 and December 31, 2010. The Company capitalized $0 and $248 during the three months ended September 30, 2011 and 2010, respectively, and $13 and $1,216 for the nine months ended September 30, 2011 and 2010, respectively, related to a company-wide enterprise resource planning systems implementation project, which was put into production in June 2011 and is being amortized over a five year useful life. Amortization of capitalized internal use software costs was $1,160 and $749 for the three months ended September 30, 2011 and 2010, respectively, and $3,028 and $2,123 for the nine months ended September 30, 2011 and 2010, respectively. Accumulated amortization of capitalized internal use software costs was $10,162 and $7,134 as of September 30, 2011 and December 31, 2010, respectively.
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
     During the three months ended September 30, 2011, the Company identified an impairment indicator related to certain demand response equipment as a result of the removal of such equipment from service during the three months ended September 30, 2011. As a result of this impairment indicator, the Company performed an impairment test during the three months ended September 30, 2011 and recognized an impairment charge of $168 during the three months ended September 30, 2011, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.
     As of September 30, 2011, there were no impairment indicators noted with respect to the Company’s generation equipment that required an impairment test. As of September 30, 2011 approximately $1,726 of the Company’s generation equipment is utilized in open market programs. The recoverability of the carrying value of this generation equipment is largely dependent on the rates that the Company is compensated for its committed capacity within these programs. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of this generation equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of 10% by itself would not result in an impairment charge related to this generation equipment.

     During the three months ended June 30, 2011, the Company identified a potential impairment indicator related to certain demand response and back-up generator equipment as a result of lower than estimated demand response event performance by these assets. As a result of this potential indicator of impairment, the Company performed an impairment test during the three months ended June 30, 2011. The applicable long-lived assets are measured for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. The Company determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, and a discount rate of 11%, which the Company determined represents a market rate of return for the assets being evaluated for impairment. The Company determined that the fair value of the asset group was $57 compared to the carrying value of the asset group of $83, and as a result recorded an impairment charge of $26 during the three months ended June 30, 2011, which is reflected in cost of revenues in the accompanying unaudited condensed consolidated statements of income. The impairment charge was allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.
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
Inventories
     Inventories are valued at the lower of cost or market on a first in, first out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess and obsolete inventory in the future. The Company records provisions for excess and obsolete inventory as cost of product sales. As of September 30, 2011, the Company had $323 of inventory, which primarily consisted of raw materials related to M2M.
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
     The Company operates in several geographic areas, primarily the United States, Canada, United Kingdom, Australia and New Zealand. Revenues derived from United States operations comprise the majority of consolidated revenues. International subsidiaries comprised less than 10% of consolidated revenues for the three and nine months ended September 30, 2011 and are not expected to exceed 10% of consolidated revenues for fiscal 2011.

     As of September 30, 2011 and December 31, 2010, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.
2. Acquisitions
Energy Response Holdings Pty Ltd
     In July 2011, the Company and one of its subsidiaries acquired all of the outstanding stock of Energy Response, a privately-held company headquartered in Australia and specializing in demand response and other energy management services in Australia and New Zealand, pursuant to a definitive agreement dated July 1, 2011. The Company concluded that this acquisition represents a business combination and therefore, has accounted for it as such. The Company believes that Energy Response will enhance and broaden the Company’s service offerings in Australia and New Zealand.
     The Company concluded that the acquisition of Energy Response represented a material business combination under the provisions of ASC 805, Business Combinations (ASC 805), and therefore, pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of Energy Response.
     The Company acquired Energy Response for an aggregate purchase price, exclusive of potential contingent consideration, of $29,286, plus an additional $470 paid as working capital and other adjustments, consisting of $27,265 in cash paid at closing and $2,491 representing the fair value of the 156,697 shares of Company common stock issued as of the acquisition date. Of the consideration paid at closing, $2,646 was paid as consideration to settle Energy Response’s outstanding debt obligations. In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to an earn-out payment equal to $10,718 ($10,000 Australian). The earn-out payment, if any, will be based on the development of a demand response reserve capacity market in the National Electricity Market in Australia by December 31, 2013 that meets certain market size and price per megawatt conditions. This milestone needs to be achieved in order for the earn-out payment to occur and there will be no partial payment if the milestone is not fully achieved. The Company determined that the initial fair value of the earn-out payment as of the acquisition date was $309. This fair value was included as a component of the purchase price resulting in an aggregate purchase price of $30,065. Any changes in fair value will be recorded in the Company’s consolidated statements of income. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. As of September 30, 2011, there were no changes in the probability of the earn out payment. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the Company’s accompanying unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2011, the Company recorded a charge of $23. At September 30, 2011, the liability was recorded at $303 after adjusting for changes in exchange rates. The difference between the $29,286 aggregate purchase price and the $29,475 aggregate purchase price set forth in the definitive agreement was due to the fair value of the stock issued in connection with the acquisition, which was based on the Company’s stock price as of the closing date of the acquisition of $15.90 per share, as reported on the NASDAQ Global Market (NASDAQ), as compared to a per share value of $17.10 determined in accordance with the definitive agreement, which was based on the average of the per share last sale price as reported on NASDAQ for the Company’s common stock for the thirty day period ending two trading days prior to closing.
     Transaction costs related to this business combination have been expensed as incurred, which are included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of income. Transaction costs incurred related to this transaction were approximately $500.
     The components and preliminary allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired as of July 1, 2011	$228
Customer relationships	16,800
Non-compete agreements	79
Developed technology	165
Trade name	199
Goodwill	12,594

Total	$30,065

     Net tangible assets acquired in the acquisition of Energy Response primarily related to the following:

Cash	$695
Restricted cash	2,237
Accounts receivable	148
Unbilled revenue	633
Prepaids and other assets	756
Forward energy contracts (current asset)	144
Property and equipment	780
Accounts payable	(1,114)
Amounts due to former stockholders	(2,051)
Accrued expenses and other liabilities	(1,868)
Forward energy contracts (current liability)	(132)

Total	$228

     Restricted cash acquired primarily relates to certain security deposits posted by Energy Response to collateralize its performance obligations under certain contractual arrangements with electric power grid operator customers. In accordance with the definitive agreement, the Company is required to distribute to the former stockholders of Energy Response $2,051 of this restricted cash upon the amount being released by the applicable electric power grid operator customers. This amount has been classified as an amount due to the former stockholders in the reconciliation of net tangible assets acquired above. This amount was released by the electric power grid operator customers during the three months ended September 30, 2011 and the Company distributed this amount to the former stockholders during the three months ended September 30, 2011. The remaining restricted cash relates to amounts used to collateralize Energy Response’s obligations under certain of its facility operating lease arrangements. The acquired forward energy contracts represent derivative instruments. ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determined the fair value of these derivative instruments using the framework prescribed by ASC 820, by considering the estimated amount that would be received or paid to sell or transfer these instruments at the reporting date and by taking into account current interest rates, current energy rates, and the creditworthiness of the applicable counterparty. These acquired forward energy contracts were short-term arrangements which either expired or were terminated prior to September 30, 2011.The Company has not entered into any additional forward energy contracts since the acquisition date and therefore, the Company held no derivative instruments as of September 30, 2011. From the date of acquisition through the date of expiration or termination, the change in fair value of these forward energy contracts was not material and was included in other expense (income), net in the accompanying unaudited condensed consolidated statements of income.
Identifiable Intangible Assets
     As part of the preliminary purchase price allocation, the Company determined that Energy Response’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology and trade name. Developed technology represented certain proprietary software tools that Energy Response had developed, which are utilized to assist in the management of certain contractual arrangements. As of the date of acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts were nominal and related to routine, on-going maintenance efforts.
     The Company used the income approach to value the customer relationships, non-compete agreements, developed technology and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 12% and 17%, were benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market-participant’s weighted average cost of capital based on the capital asset pricing model.

     In estimating the useful life of the acquired assets, the Company considered ASC 350-30-35, General Intangibles Other Than Goodwill (ASC 350-30-35), which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company amortizes these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized, or where the Company has concluded that the cash flows were not reliably determinable, on a straight-line basis.
     Subsequent to the acquisition, the Company discontinued the use of the trade name intangible asset and recorded an impairment charge of $199. This amount is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of income during the three months ended September 30, 2011.
     The factors contributing to the recognition of this amount of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be currently deductible for tax purposes.
     As noted above, the Company’s consolidated results of operations for the three and nine months ended September 30, 2011 include the results of operations for Energy Response from the date of acquisition through September 30, 2011, which included net revenues of $2,596 and net loss of $1,637.
     The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Energy Response as if the acquisition had occurred at the beginning of fiscal 2010 with pro forma adjustments to give effect to amortization of intangible assets, a decrease in interest expense as all of Energy Response’s debt arrangement were settled in connection with the acquisition, an increase in weighted average number of common shares outstanding based on the shares issued in connection with the acquisition and certain other adjustments:

	Nine months ended
	September 30,
	2011	2010
Net revenue	$263,044	$258,975
Net income	$11,695	$26,350
Net income per common share:
Basic	$0.46	$1.06

Diluted	$0.44	$1.01

     The direct acquisition fees and expenses of approximately $500 that were a direct result of the transaction are excluded from the unaudited pro forma information above for the nine months ended September 30, 2011. The unaudited pro forma financial information for the nine months ended September 30, 2010 was adjusted to include these charges. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Energy Response occurred on January 1, 2010.
Global Energy Partners, Inc.
     In January 2011, the Company acquired all of the outstanding stock of Global Energy, a privately-held company located in California and specializing in the design and implementation of utility energy efficiency and demand response programs. The Company believes that Global Energy’s service offerings will enhance and broaden its portfolio of service offerings in the area of energy efficiency and demand response.
     The Company concluded that the acquisition of Global Energy did not represent a material business combination and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of Global Energy. The Company accounted for the acquisition of Global Energy as a purchase of a business under ASC 805.

     The total purchase price paid by the Company at closing was approximately $26,658, consisting of $19,875 in cash and the remainder of which was paid by the issuance of 275,181 shares of the Company’s common stock that had a fair value of approximately $6,783. The fair value of these shares was measured as of the acquisition date using the closing price of the Company’s common stock, as reported on NASDAQ on January 3, 2011. This acquisition had no contingent consideration or earn-out payments.
     Transaction costs related to this business combination were not material and have been expensed as incurred, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.
     During the three months ended September 30, 2011, based on additional information gathered related to the fair value of certain acquired assets and liabilities, the Company recorded adjustments to the allocation of the purchase price, resulting in an increase of net tangible assets acquired of $104 and a corresponding decrease to goodwill.
     During the three months ended June 30, 2011, based on additional information gathered related to the fair value of certain acquired assets and liabilities, the Company recorded adjustments to the allocation of the purchase price, resulting in an increase of net tangible assets acquired of $120 and a corresponding increase to goodwill.
     The components and preliminary allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired as of January 3, 2011	$572
Customer relationships	6,430
Non-compete agreements	420
Developed technology	50
Trade name	260
Goodwill	18,926

Total	$26,658

     Net tangible assets acquired in the acquisition of Global Energy primarily related to the following:

Cash	$273
Accounts receivable	1,049
Prepaids and other assets	35
Property and equipment	183
Accounts payable	(196)
Accrued expenses and other liabilities	(772)

Total	$572

Identifiable Intangible Assets
     As part of the preliminary purchase price allocation, the Company determined that Global Energy’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology and trade name. Developed technology represented certain proprietary software tools that Global Energy had developed, which are utilized on certain consulting projects. As of the date of acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts were nominal and related to routine, on-going maintenance efforts.
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
     In estimating the useful life of the acquired assets, the Company considered ASC 350-30-35, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company amortizes these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized, or where the Company has concluded that the cash flows were not reliably determinable, on a straight-line basis. The acquisition of Global Energy was deemed to be an asset purchase for income tax purposes. Accordingly, no deferred taxes were established relating to the fair value of the acquired intangible assets.
     The factors contributing to the recognition of this amount of goodwill were based upon several strategic and synergistic benefits that are expected to be realized from the combination. Substantially all of the goodwill is expected to be deductible for tax purposes.
M2M Communications Corporation
     On January 21, 2011, the Company entered into a definitive agreement to acquire M2M, a privately-held company located in Idaho and specializing in wireless technology solutions for energy management and demand response. The acquisition closed on January 25, 2011. By integrating M2M’s wireless technology solutions with the Company’s energy management applications and services, the Company believes that it will be able to enhance its automated demand response offering and deliver more value to its rapidly growing C&I customer base.
     The Company concluded that the acquisition of M2M did not represent a material business combination and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of M2M. The Company accounted for the acquisition of M2M as a purchase of a business under ASC 805.
     The total initial purchase price paid by the Company at closing was approximately $29,871, consisting of $17,597 in cash, $3,925 representing the estimated fair value of $7,000 of deferred purchase price consideration determined at closing, and the remainder of which was paid by the issuance of 351,665 shares of the Company’s common stock that had a fair value of approximately $8,349. The fair value of these shares was measured as of the acquisition date using the closing price of the Company’s common stock, as reported on NASDAQ on January 25, 2011. The deferred purchase price consideration of $7,000 will be paid upon the earlier of the satisfaction of certain conditions contained in the definitive agreement or seven years after the acquisition date of January 25, 2011. The deferred purchase price consideration is not subject to adjustment or forfeiture. The Company recorded its estimate of the fair value of the deferred purchase price consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the deferred purchase price consideration prior to seven years from the acquisition date and weighted probability assumptions of these outcomes. This fair value measurement was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. As of September 30, 2011, there were no significant changes in the estimated timing of payment of the deferred purchase price consideration. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded as an expense in the Company’s accompanying unaudited condensed consolidated statements of income with a portion of the charge being recorded to cost of revenues related to the component of the deferred purchase price consideration related to the achievement of certain gross profit metrics and the remaining portion of the charge being recorded to general and administrative expenses. During the three and nine months ended September 30, 2011, the Company recorded a charge of $109 and $293, respectively. Of the $109 recorded for the three months ended September 30, 2011, $52 was recorded to cost of revenues and $57 was recorded to general and administrative expenses. Of the $293 recorded for the nine months ended September 30, 2011, $139 was recorded to cost of revenues and $154 was recorded to general and administrative expenses. At September 30, 2011, the liability was recorded at $4,218. This acquisition had no contingent consideration or earn-out payments.
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
     During the three months ended September 30, 2011, based on additional information gathered related to the fair value of certain acquired assets and liabilities, the Company recorded adjustments to the allocation of the purchase price, resulting in an increase of net tangible assets acquired of $192 and a corresponding decrease to goodwill.

     During the three months ended June 30, 2011, as a result of gathering information to update the Company’s valuation allocation, the Company asserted that the estimated merger consideration paid at the closing exceeded the final merger consideration. The Company and the former stockholders of M2M reached a settlement agreement to reduce the purchase price by $1,250, which was recorded in prepaid expenses, deposits and other current assets in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2011 included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011. This reduction in purchase price reduced the fair value of the customer relationships and non-compete agreements intangible assets acquired by $100 and $10, respectively. The additional $1,140 reduction in purchase price was recorded as a reduction of goodwill. The Company received 45,473 shares of common stock, which was based on the fair value used to determine the stock consideration issued in connection with the acquisition of $23.74 per share and represents a fair value of $1,125, and cash of $125 from escrow during the three months ended September 30, 2011.
     The components and preliminary allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired as of January 25, 2011	$1,340
Customer relationships	4,700
Non-compete agreements	270
Developed technology	3,000
Trade name	400
Goodwill	18,911

Total	$28,621

     Net tangible assets acquired in the acquisition of M2M primarily related to the following:

Cash	$70
Accounts receivable	1,444
Inventory	437
Property and equipment	272
Other current assets	182
Accounts payable	(458)
Accrued expenses	(94)
Borrowing under line of credit arrangement	(500)
Other long-term liabilities	(13)

Total	$1,340

     In connection with the acquisition of M2M, the Company acquired M2M’s outstanding borrowing under M2M’s line of credit arrangement with a financial institution. At closing, the Company fully repaid these borrowings and M2M’s line of credit arrangement was terminated.
Identifiable Intangible Assets
     As part of the preliminary purchase price allocation, the Company determined that M2M’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology and trade name. Developed technology represented the products and related software that M2M had developed for its wireless technology applications. As of the date of the acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts related solely to routine, on-going efforts to refine, enrich, or otherwise improve the qualities of the existing product, and the adaptation of existing capability to a particular requirement or customer’s need as part of a contractual arrangement (i.e. configuring equipment for specific customer requirements), which do not meet the criteria of in-process research and development.
     The Company used the income approach to value the customer relationships, non-compete agreements, developed technology and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 10% and 18%, were benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market-participant’s weighted average cost of capital based on the capital asset pricing model.

     In estimating the useful life of the acquired assets, the Company considered ASC 350-30-35, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company amortizes these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized, or where the Company has concluded that the cash flows were not reliably determinable, on a straight-line basis. The acquisition of M2M was deemed to be an asset purchase for income tax purposes. Accordingly, no deferred taxes were established relating to the fair value of the acquired intangible assets.
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
     The Company concluded that this acquisition did not represent a material business combination and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of the acquired company. The Company accounted for this acquisition as a purchase of a business under ASC 805.
     The total purchase price paid by the Company at closing was approximately $5,193, consisting of $3,918 in cash at closing, $779 paid as consideration to settle the acquired company’s outstanding debt obligations and $496 of cash consideration to be paid upon satisfaction of certain general representations and warranties, which will be paid in one year or less and is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2011. This acquisition had no contingent consideration or earn-out payments. The Company did not issue any shares of its capital stock in connection with this acquisition.
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
     The components and preliminary allocation of the purchase price consist of the following approximate amounts:

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
     The Company used the income approach to value the customer relationships, non-compete agreements and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 16% and 28%, were benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market-participant’s weighted average cost of capital based on the capital asset pricing model.
     In estimating the useful life of the acquired assets, the Company considered ASC 350-30-35, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company amortizes these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized, or where the Company concluded that the cash flows were not reliably determinable, on a straight-line basis.
     The factors contributing to the recognition of this amount of goodwill were based upon the Company’s determination that several strategic and synergistic benefits were expected to be realized from the combination. None of the goodwill is expected to be expected to be currently deductible for tax purposes.
3. Impairment of Intangible Assets and Goodwill
Definite-Lived Intangible Assets
     The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to ten years. The Company reviews its intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life changes, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. During the three months ended September 30, 2011, as a result of a discontinuation of certain tradenames acquired in connection with the acquisition of Energy Response and another immaterial acquisition that occurred in January 2011, the Company determined that these definite-lived intangible assets were impaired and recorded an impairment charge of $241 during the three months ended September 30, 2011 to reduce the carrying value of these assets to zero, which was included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of income.

     The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of September 30, 2011 and December 31, 2010:

		As of September 30, 2011		As of December 31, 2010
	Weighted Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (in years)	Amount	Amortization	Amount	Amortization
Customer contracts	5.51	$4,217	$(1,903)	$4,217	$(1,593)
Employment agreements and non- compete agreements	2.40	1,554	(574)	772	(309)
Software	0.72	120	(93)	120	(63)
Developed technology	3.17	3,591	(577)	—	—
Customer relationships	5.28	34,281	(4,206)	3,510	(1,016)
Trade name	2.65	775	(230)	115	(115)
Patents	8.43	200	(30)	200	(15)

Total		$44,738	$(7,613)	$8,934	$(3,111)

     The increase in intangibles assets from December 31, 2010 to September 30, 2011 was due to the allocation of purchase price related to the acquisitions made by the Company during the nine months ended September 30, 2011. Amortization expense related to intangible assets amounted to $2,008 and $353 for the three months ended September 30, 2011 and 2010, respectively, and $4,533 and $1,109 for nine months ended September 30, 2011 and 2010, respectively. Amortization expense for developed technology, which was $247 for the three months ended September 30, 2011 and $577 for the nine months ended September 30, 2011, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of income. The intangible asset lives range from one to ten years and the weighted average remaining life was 4.99 years at September 30, 2011. Estimated amortization is $2,139, $7,950, $7,867, $7,223, $4,911 and $7,035 for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.
Indefinite-Lived Intangible Assets
     In connection with the Company’s acquisition of SmallFoot LLC (Smallfoot) and ZOX, LLC (Zox), the Company acquired certain in-process research and development projects with a fair value of $390 and $530, respectively. During the three months ended June 30, 2011, the Company concluded that the Smallfoot in-process research and development project had reached technological feasibility. Prior to re-classifying the asset as a definite-lived intangible asset, the Company performed an impairment test utilizing the income approach to assess whether the carrying value of the asset was impaired. The Company determined that the fair value exceeded the carrying value, and therefore, no impairment existed. Therefore, the Company re-classified the fair value of $390 relating to the Smallfoot in-process research and development projects to a definite-lived intangible asset at June 30, 2011 with a useful life of three years. The amount of amortization expense recorded in the three and nine months ended September 30, 2011 was immaterial.
     The Zox in-process research and development project has not reached technological feasibility and remained an indefinite-lived intangible asset at September 30, 2011. There were no interim impairment indicators that had been identified for Zox as of September 30, 2011.
Goodwill
The following table shows the change of the carrying amount of goodwill from December 31, 2010 to September 30, 2011:

Balance at December 31, 2010	$24,653
Acquisitions	52,789
Purchase price adjustments related to Global Energy	16
Purchase price adjustments related to M2M	(1,332)
Foreign currency translation impact	(1,103)

Balance at September 30, 2011	$75,023

4. Net Income Per Share
     A reconciliation of basic and diluted share amounts for the three and nine months ended September 30, 2011 and 2010 are as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	25,683	24,865	25,491	24,650
Weighted average common stock equivalents	855	1,351	1,008	1,363

Diluted weighted average common shares outstanding	26,538	26,216	26,499	26,013

Weighted average anti-dilutive shares related to:
Stock options	1,775	945	1,170	954
Nonvested restricted stock	239	151	213	170
Restricted stock units	194	391	107	333
     In reporting periods in which the Company reports net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.
     The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until such time as those shares vest. In addition, in connection with certain of the Company’s business combinations, the Company issued shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time.
5. Disclosure of Fair Value of Financial Instruments
     The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At September 30, 2011, the Company had no borrowings and outstanding letters of credit totalling $42,314 under the $75,000 senior secured revolving credit facility pursuant to the credit agreement entered into in April 2011 (2011 credit facility) with Silicon Valley Bank (SVB). At December 31, 2010, the Company had no borrowings and outstanding letters of credit totalling $36,561 under the previous credit facility pursuant to the loan and security agreement entered into with SVB in August 2008 (2008 credit facility). For additional information regarding the 2011 credit facility, see Note 7.
6. Fair Value Measurements
     ASC 820 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the asset or liability.

     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Fair Value Measurement at September 30, 2011 Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable
	Totals	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Money market funds (1)	$40,350	$40,350	$—	$—
Deferred acquisition consideration (2)	$4,218	$—	$—	$4,218
Accrued acquisition contingent consideration (2)	$303	$—	$—	$303

(1)	Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The increase in fair value for the three and nine months ended September 30, 2011 of $133 and $316, respectively, is due to the increase in the liabilities as a result of the amortization of the applicable discounts. See Note 2 for further discussion.
     With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, refer to Note 1 and Note 3 for discussion of the determination of fair value of these assets.
     At September 30, 2011, the Company had restricted cash of approximately $93 collateralizing certain other commitments. All certificates of deposit have contractual maturities of twelve months or less. The Company’s investments in certificates of deposit have a fair value that approximates cost.
7. Financing Arrangements
     In April 2011, the Company and one of its subsidiaries entered into the 2011 credit facility. Subject to continued covenant compliance, the 2011 credit facility provides for a two-year revolving line of credit in the aggregate amount of $75,000, the full amount of which may be available for issuances of letters of credit and up to $5,000 of which may be available for swing line loans. The revolving line of credit is subject to increase from time to time up to an aggregate amount of $100,000 with additional commitments from the lenders or new commitments from financial institutions acceptable to SVB. The interest on revolving loans under the 2011 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. In connection with the issuance or renewal of letters of credit for the Company’s account, the Company is charged a letter of credit fee of 2.125% pursuant to the 2011 credit facility. The Company expenses the interest and letter of credit fees, as applicable, in the period incurred. The 2011 credit facility terminates and all amounts outstanding are due and payable in full on April 15, 2013.
     The 2011 credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, the Company’s common stock, consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain monthly and quarterly financial covenants customary with this type of credit facility. The Company’s monthly financial covenants include a minimum specified ratio of current assets to current liabilities. The Company’s quarterly financial covenants include achievement of minimum earnings levels, which is based on earnings before depreciation and amortization expense, interest expense, provisions for cash based income taxes, share-based compensation expense, rent expense and certain other non-cash charges over a rolling twelve month period, and maintaining a minimum specified fixed charge coverage ratio, which is based on the ratio of earnings calculation from the minimum earnings covenants discussed above less capital expenditures as compared to fixed charges, including depreciation expense, rent expense, and income taxes paid.
     The 2011 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the lenders may accelerate the Company’s obligations under the 2011 credit facility. The 2011 credit facility replaced the 2008 credit facility which existed as of March 31, 2011. If the Company is determined to be in default then any amounts outstanding under the 2011 credit facility would become immediately due and payable and the Company would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.
     As of September 30, 2011, the Company was in compliance with all of its covenants under the 2011 credit facility, including all financial covenants. At September 30, 2011, the Company had no borrowings and outstanding letters of credit totaling $42,314 under the 2011 credit facility. As of September 30, 2011, the Company had $32,686 available under the 2011 credit facility for future borrowings or issuances of additional letters of credit.
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
     In April 2011, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing approximately $56,000 of its available cash on hand and a $39,000 letter of credit issued under the 2011 credit facility. In May 2011, based on the capacity that the Company cleared in this open market bidding program and the required post-auction financial assurance requirements, the Company recovered all of the $56,000 of its available cash that it had provided as financial assurance prior to the auction and was able to reduce the $39,000 letter of credit to $13,500.
     In June 2011, the Company and one of its subsidiaries entered into an amendment to the 2011 credit facility, which modified certain of the Company’s covenant requirements.
8. Commitments and Contingencies
     The Company is contingently liable under outstanding letters of credit. Restricted cash balances in the amount of $0 and $1,300, respectively, collateralize certain outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participated at September 30, 2011 and December 31, 2010. Restricted cash to secure certain other commitments was $93 and $237 at September 30, 2011 and December 31, 2010, respectively.
     The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules. The Company had deposits held by certain customers of $15,847 and $3,467, respectively, at September 30, 2011 and December 31, 2010. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of September 30, 2011, the Company had no remaining deferred fees that were included in deferred revenues. As of September 30, 2011, the maximum termination penalty that the Company was subject to under these arrangements, which the Company has not deemed probable of incurring, is approximately $6,210.
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
9. Stock-Based Compensation
Stock Options
     The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan, and together with the 2003 Plan, the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Options, restricted stock awards and restricted stock unit awards generally vest over four years, with certain exceptions. The 2003 Plan expired upon the Company’s initial public offering (IPO) in May 2007. Any forfeitures under the 2003 Plan that occurred after the effective date of the IPO are available for future grant under the 2007 Plan up to a maximum of 1,000,000 shares. The 2007 Plan provides for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. This annual increase is effective on the first day of each fiscal year through 2017. During the nine months ended September 30, 2011 and 2010, the Company issued 18,211 shares of its common stock and 24,681 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s compensation obligations to those individuals. As of September 30, 2011, 2,065,965 shares were available for future grant under the 2007 Plan.
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
The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	3.2%	3.5%
Vesting term, in years	2.22	2.16
Expected annual volatility	79%	85%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.5%	5.98%
Exit rate post-vesting	14.06%	11.29%

     Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As there was no public market for the Company’s common stock prior to the effective date of the IPO, the Company determined the volatility based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted through September 30, 2010 was determined using an average of the historical volatility measures of this peer group of companies. During the three months ended September 30, 2010, the Company determined that it had sufficient history to utilize Company-specific volatility in accordance with ASC 718, Stock Compensation (ASC 718) and began calculating volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. During the three months ended March 31, 2010, the Company changed its vesting for new grants of stock options and restricted stock to a 25% cliff vest after one year of grant and quarterly thereafter for three years as compared to its primary vesting for historical grants of 25% cliff vest after one year of grant and monthly thereafter for three years. The change in vesting resulted in the vesting term changing in 2010 for new grants awarded with this new vesting. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2011 credit facility preclude the Company from paying dividends. During the three months ended September 30, 2011, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense. The changes in estimate of the volatility, exit rate pre-vesting and exit rate post-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011.
     The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measurable.
  The components of stock-based compensation expense are disclosed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	$1,107	$2,433	$4,252	$7,109
Restricted stock and restricted stock units	2,114	1,231	6,236	4,559

Total	$3,221	$3,664	$10,488	$11,668

     Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of income, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling and marketing expenses	$964	$1,222	$3,262	$3,403
General and administrative expenses	1,975	2,218	6,355	7,676
Research and development expenses	282	224	871	589

Total	$3,221	$3,664	$10,488	$11,668

     The Company recognized no material income tax benefit from stock-based compensation arrangements during the three and nine months ended September 30, 2011 and 2010. In addition, no material compensation cost was capitalized during the three and nine months ended September 30, 2011 and 2010.
     The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Number of		Weighted-
	Shares	Exercise	Average	Aggregate
	Underlying	Price Per	Exercise Price	Intrinsic
	Options	Share	Per Share	Value
Outstanding at December 31, 2010	2,112,359	$0.17 - $48.06	$14.38	$23,948	(2)
Granted	42,500		18.83
Exercised	(292,682)		6.46	$3,450	(3)
Cancelled	(207,679)		18.00

Outstanding at September 30, 2011	1,654,498	$0.17 - $48.06	15.44	$3,007	(4)

Weighted average remaining contractual life in years: 5.0
Exercisable at end of period	1,228,726	$0.17 - $48.06	$12.63	$2,978	(4)

Weighted average remaining contractual life in years: 4.7
Vested or expected to vest at September 30, 2011 (1)	1,626,558	$0.17 - $48.06	$15.27	$3,006	(4)

(1)	This represents the number of vested options as of September 30, 2011 plus the number of unvested options expected to vest as of September 30, 2011 based on the unvested options outstanding at September 30, 2011, adjusted for the estimated forfeiture rate of 7.5%.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2010 of $23.91 and the exercise price of the underlying options.

(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.

(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2011 of $9.00 and the exercise price of the underlying options.
Additional Information About Stock Options

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands, except share and		In thousands, except share and
	per share amounts		per share amounts
Total number of options granted during the period	2,550	39,293	42,500	290,568
Weighted-average fair value per share of options granted	$5.77	$20.98	$11.59	$18.98
Total intrinsic value of options exercised(1)	$661	$2,431	$3,450	$12,392

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.
     Of the stock options outstanding as of September 30, 2011, 1,640,505 options were held by employees and directors of the Company and 13,993 options were held by non-employees. For outstanding unvested stock options related to employees as of September 30, 2011, the Company had $5,398 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.1 years. There were no unvested non-employee options as of September 30, 2011.
Restricted Stock and Restricted Stock Units
     For non-vested restricted stock and restricted stock units outstanding as of September 30, 2011, the Company had $14,976 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock
The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2010	254,896	$30.03
Granted	531,231	18.78
Vested	(60,099)	25.42
Cancelled	(38,041)	28.73

Nonvested at September 30, 2011	687,987	$21.82

     All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 4,350 shares of restricted stock granted to certain non-executive employees, 250 shares granted to a non-employee, and 16,000 shares of restricted stock granted to the Company’s board of directors during the nine months ended September 30, 2011 that were immediately vested.
     The fair value of restricted stock where vesting is solely based on service vesting condition is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718 over the vesting period. During the nine months ended September 30, 2011, the Company granted 260,000 shares of nonvested restricted stock to certain executives that contain performance based vesting conditions, which the Company determined were probable of being achieved. As of September 30, 2011, the Company determined that the performance-based vesting conditions were still probable of being achieved. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.
Additional Information about Restricted Stock

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		in thousands, except share and per
		share amounts
Total number of shares of restricted stock granted during the period	76,850	1,583	531,231	86,375
Weighted average fair value per share of restricted stock granted	$13.44	$33.99	$18.78	$29.67
Total number of shares of restricted stock vested during the period	13,977	43,482	60,099	130,809
Total fair value of shares of restricted stock vested during the period	$191	$1,387	$1,077	$3,938
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Units	Value Per Unit
Nonvested at December 31, 2010	388,124	$26.11
Granted	—	—
Vested	(88,437)	25.45
Cancelled	(54,562)	25.60

Nonvested at September 30, 2011	245,125	$26.46

     The total fair value of restricted stock units that vested during the nine months ended September 30, 2011 was $1,537. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2010 was $28.99 per share. The total fair value of restricted stock units that vested during the nine months ended September 30, 2010 was $1,440.

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
     ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of September 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits.
     In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate than the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company has determined that it is currently unable to make a reliable estimate of its annual effective tax rate as of September 30, 2011 due to unusual sensitivity to the rate as it relates to the current forecasted fiscal 2011 U.S. ordinary income (loss). As a result, the Company recorded a tax provision for the nine months ended September 30, 2011 based on its actual effective tax rate for nine months ended September 30, 2011. The tax provision recorded for the three and nine months ended September 30, 2011 was $1,225 and $1,992, respectively, and represented the following:
•	estimated foreign taxes resulting from guaranteed profit allocable to certain of the Company’s foreign subsidiaries, which have been determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there are no tax net operating loss carryforwards;
•	amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature; and
•	estimated U.S. state income taxes to be incurred for the nine months ended September 30, 2011 based on estimated state taxable income incurred for the nine months ended September 30, 2011. As the Company currently anticipates that it will incur a state taxable loss for the three months ending December 31, 2011, the Company anticipates recording a current state tax benefit during the three months ending December 31, 2011.
     The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of September 30, 2011, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company provided a full valuation allowance on all of its U.S. deferred tax assets.
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

	Three Months Ended September 30,
	2011		2010
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
PJM Interconnection	$120,160	71%	$127,609	78%
ISO-New England, Inc.	*	*	*	*

*	This customer did not, nor did any other customer, comprise more than 10% of the Company’s consolidated revenue for the three months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011		2010
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
PJM Interconnection	$151,533	58%	$166,806	65%
ISO-New England, Inc.	29,724	11	41,466	16

Total	$181,257	69%	$208,272	81%

     Accounts receivable from PJM was approximately $5,913 and $7,848 at September 30, 2011 and December 31, 2010, respectively. Accounts receivable from ISO-NE was approximately $2,696 and $3,351 at September 30, 2011 and December 31, 2010, respectively.
     Pacific Gas and Electric Company and Southern California Edison Company (SCE) also comprised 10% or more of the accounts receivable balance at September 30, 2011 at 15% and 16%, respectively. SCE was the only additional customer that comprised 10% or more of the accounts receivable balance at December 31, 2010 at 15% of the accounts receivable balance. Unbilled revenue related to PJM was $101,431 and $72,887 at September 30, 2011 and December 31, 2010, respectively. There was no significant unbilled revenue for any other customers at September 30, 2011 and December 31, 2010.
12. Legal Proceedings
     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
13. Recent Accounting Pronouncements
Business Combinations
     In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the Company’s first quarter of fiscal 2011. The adoption of ASU 2010-29 requires additional disclosure in the event of a material business combination but did not have a material impact on the Company’s financial condition and results of operations during the three and nine months ended September 30, 2011. As a result of the acquisition of Energy Response in July 2011, the Company was required to meet certain disclosure requirements and provide pro-forma financial information. Refer to Note 2 for further information on the acquisition of Energy Response.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is fiscal 2011 for the Company. The adoption of ASU 2010-28 did not have a material impact on the Company’s results from operations and financial condition.

     ASC 350 (ASC 350), Intangibles — Goodwill and Other (formerly the FASB) SFAS No. 142, Goodwill and Other Intangible Assets), has a two-step impairment test that requires companies to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the reporting unit’s fair value is less than its carrying amount, Step 2 of the goodwill impairment test must be performed to measure the amount of the goodwill impairment, if any.
     In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (ASU 2011-08) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can forgo the two-step test. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, which is fiscal 2012 for the Company; however, early adoption is permitted. The Company is currently evaluating ASU 2011-08, including whether the Company will early adopt. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial condition or results of operations.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
     In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends the FASB’s accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s financial position or results of operations.
Presentation of Comprehensive Income
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which represents new accounting guidance related to the presentation of other comprehensive income (OCI). ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which is the option that the Company currently uses to present OCI. ASU 2011-05 allows for a one-statement or two-statement approach, outlined as follows:
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
     ASU 2011-05also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05will not have an effect on the Company’s financial position or results of operations, but will only impact how certain information related to OCI is presented in the Company’s consolidated financial statements.

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
     We believe that we are the largest demand response service provider to C&I customers. As of September 30, 2011, we managed approximately 7,000 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 4,750 accounts and 11,150 sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, we have received substantially all of our revenues from electric power grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon.
     We build on our position as the leading demand response services provider by using our NOC and energy management application platform to deliver a portfolio of additional energy management applications and services to new and existing C&I, electric power grid operator and utility customers. These additional energy management applications and services include our EfficiencySMART, SupplySMART and CarbonSMART applications and services. EfficiencySMART is our data-driven energy efficiency suite that includes commissioning and retro-commissioning authority services, energy consulting and engineering services, a persistent commissioning application and an enterprise energy management application for managing energy across a portfolio of sites. SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. CarbonSMART is our enterprise carbon management application that supports and manages the measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

     Since inception, our business has grown substantially. We began by providing demand response services in one state in 2003 and expanded to providing our portfolio of energy management applications and services in several regions throughout the United States, as well as internationally in Australia, Canada, New Zealand and the United Kingdom, by September 30, 2011.
Significant Recent Developments
     In February 2011, PJM Interconnection, or PJM, a grid operator customer, and Monitoring Analytics, LLC, the PJM market monitor, issued a joint statement concerning settlements in PJM’s capacity market for participants using a certain baseline methodology for the measurement and verification of demand response. We refer to this as the PJM statement. The PJM statement, among other things, asserted that certain market practices in the PJM capacity market were no longer appropriate or acceptable and unilaterally implied that compensation should no longer be determined by actual measured reductions in a C&I customer’s electrical load, unless the reductions are below that C&I customer’s peak demand for electricity, or PLC, in the prior year. In March 2011, we filed for and were granted expedited declaratory relief with the Federal Energy Regulatory Commission, or FERC, which allowed us to continue to manage our portfolio of demand response capacity in PJM as we had in the past and receive settlement in accordance with the then current PJM market rules approved by FERC. However, PJM continued to take steps to modify the market rules according to the PJM statement, including by filing proposed tariff changes with FERC.
     On November 4, 2011, FERC issued an order that addressed the PJM statement and clarified the rules related to the measurement and verification of demand response resources in the PJM capacity market, which is a market from which we derive a substantial portion of our revenues. We refer to this as the FERC order. The FERC order, among other things, preserves PJM’s original market rules for the full compliance period of the 2011-12 delivery year, while accepting PJM’s proposed market rule changes going forward, subject to certain conditions, including the requirement that PJM submit a compliance filing with FERC by January 3, 2012 that includes the development of an interim mechanism to protect demand response suppliers’ reasonable reliance expectations regarding capacity compliance measurement and verification for the 2012-13 delivery year through the 2014-15 delivery year and explains how PJM will treat the aggregation of demand response resources under its proposal. In addition, the FERC order encouraged further examination of the limitations of PLC and consideration of the development of a more dynamic baseline methodology applicable to demand response resources in the future.
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
     We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of September 30, 2011 and December 31, 2010, the incremental direct costs deferred were approximately $0.9 million and $0.9 million, respectively. These deferred expenses would not have been incurred without our participation in a certain open market program and will be expensed in proportion to the related revenue being recognized. During the three and nine months ended September 30, 2011 and 2010, we did not defer any contract origination costs. In addition, we capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense this equipment over the lesser of its useful life or the term of the contractual arrangement. During the three months ended September 30, 2011 and 2010, we capitalized $1.9 million and $1.3 million, respectively, of production and generation equipment costs. During the nine months ended September 30, 2011 and 2010, we capitalized $8.5 million and $5.8 million, respectively, of production and generation equipment costs. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
     As of September 30, 2011, we had approximately 7,000 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing approximately 7,000 MW of demand response capacity. In determining our MW under management in the seasonal demand response programs in which we participate, we typically count the maximum demand response capacity for a C&I customer site over a trailing twelve-month period as the MW under management for that C&I customer site. However, the trailing period could be longer in certain programs under which significant rule changes have occurred or under which we do not have enough obligation to enroll all of our MW in a given program period, but have enough obligation in a future program period to enroll the MW again. We generally begin earning revenues from our MW under management within approximately one month from the date on which we enable the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM forward capacity market, which is a market from which we derive a substantial portion of our revenues. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from that MW. Certain other markets in which we currently participate, such as the ISO-New England, Inc., or ISO-NE, market, or choose to participate in the future operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.
     In the PJM open market programs in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. We concluded that we could reliably estimate the amount of fees potentially subject to adjustment or refund and recorded a reserve for this amount in the month of June. As of June 30, 2011, we recorded an estimated reserve of $9.3 million related to potential subsequent performance adjustments. The fees under this program were fixed as of September 30, 2011 and, based on final performance during the three months ended September 30, 2011, we recorded a reduction in the estimated reserve totaling $3.7 million, which resulted in final performance adjustments of $5.6 million. For the three months ended September 30, 2011, the impact of this change in estimate on income before income tax and net income was $3.7 million and $3.6 million, respectively, and the impact of this change in estimate on diluted income per common share was $0.13. This change in estimate had no impact on the nine months ended September 30, 2011 nor will it impact any future periods. Our performance estimates which provided the basis for the estimated reserve as of June 30, 2011 were reasonably consistent with the actual performance during demand response events and test events during the three months ended September 30, 2011. The primary driver of the change in estimate from June 30, 2011 to September 30, 2011 was due to the differences based on the number and type of demand response events by which performance was measured, which was not within our control. We are in the process of reevaluating our ability to reliably estimate the amount of fees potentially subject to adjustment or refund for the year ending December 31, 2012, or fiscal 2012, on a prospective basis based on our consideration of our actual performance during the months of June 2011 through September 2011, as well as additional guidance issued by PJM regarding its interpretation of certain program rules that will impact performance calculations on a prospective basis. As there are no revenues recognized related to the PJM open market programs during the fourth quarter of our fiscal year, any change in our evaluation of our ability to reliably estimate the amount of fees potentially subject to adjustment or refund would have no impact on results of operations for the three months ending December 31, 2011.
     Although we believe that, based on the language contained in the FERC order, our revenues derived from the PJM market for the fiscal year ending December 31, 2011, or fiscal 2011, will not be impacted by the FERC order, our ability to manage our portfolio of demand response capacity in the PJM market for future delivery years may be harmed by the FERC order, which could significantly reduce our future revenues for 2012 and beyond and which may have a material adverse effect on our results of operations and financial condition. Furthermore, the attention of our management and other personnel has been, and may continue to be, diverted as we evaluate and respond to the FERC order, which may continue to have a negative impact on our sales efforts in, and revenues and gross profits derived from the PJM region, as well as our other operating regions.

     Revenues generated from open market sales to PJM accounted for 71% and 78%, respectively, of our total revenues for the three months ended September 30, 2011 and 2010 and 58% and 65%, respectively, of our total revenues for the nine months ended September 30, 2011 and 2010.
     Revenues generated from open market sales to ISO-NE accounted for 11% and 16%, respectively, of our total revenues for the nine months ended September 30, 2011 and 2010. Revenues generated from open market sales to ISO-NE did not comprise more than 10% of our total revenues for the three months ended September 30, 2011 or 2010.
     In addition to demand response revenues, we generally receive either a subscription-based fee, consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services, specifically our EfficiencySMART, SupplySMART and CarbonSMART applications and services. We also derive revenues from the sale, installation and ongoing services of our wireless technology solutions, primarily related to our acquisition of M2M Communications Corporation, or M2M, in January 2011. Revenues derived from these offerings were $7.3 million and $4.0 million, respectively, for the three months ended September 30, 2011 and 2010 and $19.6 million and $10.5 million, respectively, for the nine months ended September 30, 2011 and 2010.
     Our revenues have historically been higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonality related to the demand response market.
Cost of Revenues
     Cost of revenues for our demand response services consists primarily of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an additional payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends described elsewhere in this Quarterly Report on Form 10-Q during interim periods. Cost of revenues for our EfficiencySMART, SupplySMART and CarbonSMART applications and services include our amortization of capitalized internal-use software costs related to those applications and services, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.
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
Operating Expenses
     Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 465 full-time employees at September 30, 2010 to 587 full-time employees at September 30, 2011. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future and to increase as a percentage of total annual revenues in the near term as we continue to invest in our business and employee base in order to capitalize on emerging opportunities, expand the development of our energy management applications and services, and grow our MW under management. In addition, amortization expense from intangible assets acquired in future acquisitions will increase our operating expenses in future periods.
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
General and Administrative
     General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards and bonuses, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, including fees associated with acquisitions, (d) depreciation and amortization and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future and to slightly increase as a percentage of total annual revenues in the near term as we further invest in our infrastructure and employee base to support our continued growth.
Research and Development
     Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications and services and enhancement of existing energy management applications and services, (d) quality assurance and testing and (e) other related overhead. During the three and nine months ended September 30, 2011, we capitalized software development costs of $0.8 million and $2.9 million, respectively, and the amount is included as software in property and equipment at September 30, 2011. During the three and nine months ended September 30, 2010, we capitalized software development costs of $1.0 million and $5.1 million, respectively, and the amount is included as software in property and equipment at September 30, 2010. Included in the amounts above, we capitalized $0 and $0.2 million during the three months ended September 30, 2011 and 2010, respectively, and $13,000 and $1.2 million during the nine months ended September 30, 2011 and 2010, respectively, related to a company-wide enterprise resource planning systems implementation project, which was put into production in June 2011 and is being amortized over a five year useful life. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future and to slightly increase as a percentage of total annual revenues in the near term as we develop new technologies and further invest in our research and development organization.
Stock-Based Compensation
     We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of income based on their fair values as of the date of grant. For stock options granted prior to January 1, 2009, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model, and for stock options granted on or after January 1, 2009, the fair value of each award is and will be estimated on the date of grant using a lattice valuation model. For the three months ended September 30, 2011 and 2010, we recorded expenses of approximately $3.2 million and $3.7 million, respectively, in connection with share-based payment awards to employees and non-employees. For the nine months ended September 30, 2011 and 2010, we recorded expenses of approximately $10.5 million and $11.7 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to option grants through September 30, 2011, a future expense of non-vested options of approximately $5.4 million is expected to be recognized over a weighted average period of 2.1 years. With respect to restricted stock and restricted stock units issued through September 30, 2011, a future expense of unvested restricted stock and restricted stock unit awards of approximately $15.0 million is expected to be recognized over a weighted average period of 2.4 years.

Other Income and Expense, Net
     Other income and expense consist primarily of interest income earned on cash balances, gain or loss on transactions designated in currencies other than our or our subsidiaries’ functional currency and other non-operating income. We historically have invested our cash in money market funds, treasury funds, commercial paper, and municipal bonds.
Interest Expense
     Interest expense consists of interest on our capital lease obligations, fees associated with the credit facility that we entered into with Silicon Valley Bank, or SVB, in August 2008, which we refer to as the 2008 credit facility, fees associated with the $75.0 million senior secured revolving credit facility that we entered into with SVB and a certain other lender in April 2011, which we refer to as the 2011 credit facility, and fees associated with issuing letters of credit and other financial assurances.
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010
Revenues
     The following table summarizes our revenues for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Revenues:
DemandSMART	$161,874	$158,836	$3,038	1.9%
EfficiencySMART, SupplySMART, CarbonSMART and Other	7,309	3,962	3,347	84.5

Total	$169,183	$162,798	$6,385	3.9%

	Nine Months Ended September 30,		Dollar	Percentage
	2011	2010	Change	Change
Revenues:
DemandSMART	$240,268	$246,983	$(6,715)	(2.7)%
EfficiencySMART, SupplySMART, CarbonSMART and Other	19,581	10,484	9,097	86.8

Total	$259,849	$257,467	$2,382	0.9%

     For the three months ended September 30, 2011, our DemandSMART revenues increased by $3.0 million, or 2%, as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, our DemandSMART revenues decreased by $6.7 million, or 3%, as compared to the nine months ended September 30, 2010. The increase (decrease) in our DemandSMART revenues was primarily attributable to changes in the following existing operating areas (dollars in thousands):

	Revenue (Decrease) Increase:	Revenue (Decrease) Increase:
	Three Months Ended	Nine Months Ended
	September 30, 2010 to	September 30, 2010 to
	September 30, 2011	September 30, 2011
PJM	$(7,449)	$(15,273)
ERCOT	(101)	1,683
New England	382	(11,742)
Ontario Power Authority	3,816	10,406
New York	(1,303)	(2,225)
California	3,661	4,659
Australia	3,027	3,027
Tennessee Valley Authority	287	1,013
Other (1)	718	1,737

Total increased (decreased) DemandSMART revenues	$3,038	$(6,715)

(1)	The amounts included in this category relate to increases in various demand response programs, none of which are individually material.

     The increase in DemandSMART revenues during the three months ended September 30, 2011 as compared to the same period in 2010 was partially due to our ability to recognize revenues that had previously been deferred in connection with our utility contract with Ontario Power Authority, or the OPA contract. As a result of an amendment to the OPA contract that modified certain refund provisions and that we entered into during the three months ended September 30, 2011, we concluded that fees under the OPA contract were no longer subject to refund and were fixed or determinable. As a result, during the three months ended September 30, 2011, we recognized as revenues $2.3 million of fees under the OPA contract that had been previously deferred. Prior to the three months ended March 31, 2011, we had not recognized any revenues related to the OPA contract. The increase in DemandSMART revenues was also partially attributable to an increase in MW enrolled in our New England and California demand response programs and stronger demand response event performance in those programs. The increase in DemandSMART revenues was also partially attributable to our participation in a demand response program in Australia, which resulted from our acquisitions of DMT Energy Pty Ltd, or DMT, during the first quarter of 2011and Energy Response Holdings Pty Ltd, or Energy Response, during the third quarter of 2011. The increase in DemandSMART revenues related to other demand response programs, including Tennessee Valley Authority, were primarily driven by an increase in MW enrolled in these programs. The increase in DemandSMART revenues was also partially attributable to a $3.7 million change in the estimate related to the reserve for potential performance adjustments in PJM that had been recorded during the three months ended September 30, 2011. The increase in DemandSMART revenues during the three months ended September 30, 2011 was partially offset by less favorable pricing in our PJM, New England and New York programs, as well as a decrease in MW enrolled in our ERCOT program as compared to the same period in 2010. DemandSMART revenues were also negatively affected by fewer demand response events being called during the three months ended September 30, 2011, which resulted in decreased energy payments, as compared to the same period in 2010.
     The decrease in our DemandSMART revenues during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to less favorable pricing in the PJM and New York markets, as well as a decrease in MW enrolled in our ISO-NE program as compared to the same period in 2010 as a result of the commencement of an ISO-NE program in which we currently participate, which started on June 1, 2010, under which we enrolled fewer MW with lower pricing compared to a prior, similar ISO-NE program in which we participated. The decrease in DemandSMART revenues was also partially attributable to fewer demand response events being called by PJM during the three months ended September 30, 2011, which resulted in decreased energy payments, as compared to the same period in 2010. The decrease in DemandSMART revenues was partially offset by an increase in revenues recognized as a result of amendments to the OPA contract during the nine months ended September 30, 2011 that resulted in the recognition of $5.3 million of revenues during the period that had been previously deferred. The decrease in DemandSMART revenues was also partially offset by an increase in our MW under management in certain of the demand response programs in which we participate, stronger demand response event performance in our California demand response programs, our participation in demand response programs in Australia and our ability to recognize revenues based on the finalization of performance in a certain California demand response program. There were no revenues related to Australia in 2010.
     For the three and nine months ended September 30, 2011, our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues increased by $3.3 million and $9.1 million, respectively, as compared to the same periods in 2010, primarily due to our acquisitions of Global Energy Partners, Inc., or Global Energy, and M2M, both of which occurred in January 2011. In addition, we completed a certain EfficiencySMART project during the three months ended September 30, 2011, which resulted in the recognition of $0.6 million of revenues that had been previously deferred.
     We currently expect our total revenues to increase slightly for the year ending December 31, 2011 as compared to 2010, as we further increase our MW under management in all of our expanded operating regions, enroll new C&I customers in our demand response programs, expand the sales of our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other services and products to our new and existing C&I customers, and pursue more favorable pricing opportunities with our C&I customers. Although our MW under management have increased in the PJM market in 2011 as compared to 2010, until PJM prices improve in 2013, we expect our revenues derived from the PJM market to decrease as a percentage of total annual revenues in 2011 and 2012 as significantly lower capacity prices in this market take effect for those years. These lower prices in PJM will negatively impact our ability to grow our overall revenues in 2011 and 2012 at levels consistent with prior years.

     In addition, the discontinuance of PJM’s Interruptible Load for Reliability program, or the ILR program, by PJM beginning in 2012 will reduce the flexibility that we currently have to manage our portfolio of demand response capacity in the PJM market and will negatively impact our future revenues. We also expect a decrease in MW enrolled in the PJM market in 2012 as compared to 2011, which will also negatively impact our revenues in 2012. Although we believe that, based on the language contained in the FERC order, our revenues derived from the PJM market for fiscal 2011 will not be impacted by the FERC order, our ability to manage our portfolio of demand response capacity in the PJM market for future delivery years may be harmed by the FERC order, which could significantly reduce our future revenues for 2012 and beyond and which may have a material adverse effect on our results of operations and financial condition. Furthermore, the attention of our management and other personnel has been, and may continue to be, diverted as we evaluate and respond to the FERC order, which may continue to have a negative impact on our sales efforts in, and revenues derived from the PJM region, as well as our other operating regions.
Gross Profit and Gross Margin
     The following table summarizes our gross profit and gross margin percentages for our energy management applications and services for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

Three Months Ended September 30,
2011		2010
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$84,832	50.1%	$77,736	47.7%

Nine Months Ended September 30,
2011		2010
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$117,770	45.3%	$116,303	45.2%

     The increase in gross profit during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to our ability to recognize revenues that had previously been deferred in connection with the OPA contract, pursuant to which we recognized the cost of such revenues in previous periods, and to a change in estimate of $3.7 million related to the estimated reserve for potential performance adjustments in PJM that had been recorded during the three months ended June 30, 2011. The increase in gross profit was also partially attributable to stronger demand response event performance in certain of the demand response programs in which we participate, including ISO-NE, which in some cases resulted in increased energy payments for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, as well as our ability to recognize revenues based on the finalization of performance in a certain California demand response program for which the corresponding cost of revenues were recorded in 2010. The acquisitions of Global Energy, M2M, Energy Response and DMT that we completed in 2011 also contributed to the increase in gross profit for the three and nine months ended September 30, 2011. The increase was partially offset by less favorable pricing in PJM and ISO-NE, as well as fewer demand response events being called by PJM during the three and nine months ended September 30, 2011, which resulted in decreased energy payments, as compared to the same periods in 2010.
     The increase in gross margin during the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the recognition of revenues in connection with the OPA contract, pursuant to which we recognized the cost of revenues in previous periods, and a change in estimate of $3.7 million related to the estimated reserve for potential performance adjustments in PJM that had been recorded during the three months ended June 30, 2011. The increase was partially offset by less favorable pricing in PJM and ISO-NE, which was not entirely offset by lower payments to our C&I customers. Our gross margin for the nine months ended September 30, 2011 was consistent with the comparable period in 2010.
     We currently expect that our gross margin for the year ending December 31, 2011 will be slightly higher than our gross margin for the year ended December 31, 2010, and that our gross margin for the three months ended September 30, 2011 will be the highest gross margin among our four quarterly reporting periods in 2011, consistent with our gross margin pattern in 2010, due to seasonality related to the demand response industry. In addition, until prices in the PJM market improve in 2013, we expect the lower capacity prices that will take effect in the PJM market in 2011 and 2012 to negatively impact our ability to grow our overall gross profits and gross margins in 2011 and 2012 at levels consistent with prior years. Moreover, the discontinuance of the ILR program by PJM beginning in 2012 will reduce the flexibility that we currently have to manage our portfolio of demand response capacity in the PJM market and will negatively impact our future gross profits and gross margins. We also expect a decrease in MW enrolled in the PJM market in 2012 as compared to 2011, which could also negatively impact our gross profits and gross margins in

2012. Although we believe that, based on the language contained in the FERC order, our gross profit derived from the PJM market for fiscal 2011 will not be impacted by the FERC order, our ability to manage our portfolio of demand response capacity in the PJM market for future delivery years may be harmed by the FERC order, which could significantly reduce our future gross profits for 2012 and beyond and which may have a material adverse effect on our results of operations and financial condition. Furthermore, the attention of our management and other personnel has been, and may continue to be, diverted as we evaluate and respond to the FERC order, which may continue to have a negative impact on our sales efforts in, and gross profits derived from the PJM region, as well as our other operating regions.
Operating Expenses
     The following table summarizes our operating expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2011	2010	Change
Operating Expenses:
Selling and marketing	$14,591	$12,487	16.8%
General and administrative	15,960	14,254	12.0%
Research and development	3,310	3,197	3.5%

Total	$33,861	$29,938	13.1%

	Nine Months Ended September 30,		Percentage
	2011	2010	Change
Operating Expenses:
Selling and marketing	$39,798	$33,132	20.1%
General and administrative	48,172	41,155	17.1%
Research and development	9,892	7,748	27.7%

Total	$97,862	$82,035	19.3%

     In certain forward capacity markets in which we participate, such as PJM, we may enable our C&I customers, meaning we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, up to twelve months in advance of enrolling the C&I customer in a particular demand response program. This market feature creates a longer average revenue recognition lag time across our C&I customer portfolio from the point in time when we consider a MW to be under management to when we earn revenues from that MW. Because we incur operational expenses, including salaries and related personnel costs, at the time of enablement, there has been a trend of incurring operating expenses associated with enabling our C&I customers in advance of recognizing the corresponding revenues.
     The increase in payroll and related costs within our operating expenses during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily driven by an increase in headcount, which was substantially due to the acquisitions that we completed in 2011.
     Selling and Marketing Expenses

	Three Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$9,296	$8,900	4.4%
Stock-based compensation	964	1,194	(19.3)%
Other	4,331	2,393	81.0%

Total	$14,591	$12,487	16.8%

	Nine Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$26,362	$22,701	16.1%
Stock-based compensation	3,262	3,318	(1.7)%
Other	10,174	7,113	43.0%

Total	$39,798	$33,132	20.1%

     The increase in selling and marketing expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in payroll and related costs associated with an increase in the number of selling and marketing full-time employees from 176 at September 30, 2010 to 242 at September 30, 2011. The increase was offset by a decrease in salary rates per full-time employee, as well as the timing associated with our hiring new full-time employees during 2011 as compared to 2010. The increase was also offset by decreases in sales commissions payable to employees in our sales organization of $1.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
     The decrease in stock-based compensation for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to significant stock-based awards granted in 2007 that became fully vested prior to the three months ended September 30, 2011. The decrease was also partially attributable to the reversal of stock-based compensation expense due to forfeitures of a greater number of stock-based awards in connection with an increase in our attrition rate. Stock-based compensation for the nine months ended September 30, 2011 was relatively flat as compared to the same period in 2010.
     The increase in other selling and marketing expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily attributable to an increase in amortization expense of $1.5 million and $3.0 million, respectively, due to the customer relationship and trade name intangible assets acquired in connection with our acquisitions of Global Energy, M2M, Energy Response and DMT. During the three and nine months ended September 30, 2011, we recorded an impairment charge of $0.2 million and $0.2 million, respectively, related to the discontinued use of the trade name intangible assets acquired in connection with our acquisitions of Energy Response and DMT in 2011, which also contributed to the increase in selling and marketing expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The increase in other selling and marketing expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was also partially attributable to allocating company-wide costs to selling and marketing expenses based on headcount, which resulted in an increase in facility costs of $0.1 million due to the expansion of our office space as a result of recent acquisitions. The increase in other selling and marketing expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was also partially attributable to an increase in professional services fees of $0.2 million. The increase in other selling and marketing expenses for the three and nine months ended September 30, 2011 was offset by a decrease in marketing costs of $0.2 million and $0.4 million, respectively, due to our rebranding efforts that took place in 2010.
     General and Administrative Expenses

	Three Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$8,621	$7,897	9.2%
Stock-based compensation	1,975	2,246	(12.1)%
Other	5,364	4,111	30.5%

Total	$15,960	$14,254	12.0%

	Nine Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$26,678	$22,002	21.3%
Stock-based compensation	6,355	7,761	(18.1)%
Other	15,139	11,392	32.9%

Total	$48,172	$41,155	17.1%

     The increase in general and administrative expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in payroll and related costs due to an increase in salary rates and certain severance costs. The increase in payroll and related costs for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was also partially attributable to an increase in full-time employees from 232 at September 30, 2010 to 273 at September 30, 2011.

     The decrease in stock-based compensation for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to prior period stock-based awards that were fully vested as of June 30, 2011 and the reversal of stock-based compensation expense due to forfeitures of a greater number of stock-based awards in connection with an increase in our attrition rate. The decrease in stock-based compensation expense for the nine months ended September 30, 2011 as compared to the same period in 2010 was also partially attributable to fully-vested stock awards granted to our board of directors during the nine months ended September 30, 2011 with a lesser grant-date fair value than the same amount of fully-vested stock awards granted during the same period in 2010.
     The increase in other general and administrative expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to an increase in professional services fees of $0.5 million incurred in connection with the integration of the Global Energy, M2M, Energy Response and DMT acquisitions. The increase was also partially attributable to technology and communication costs of $0.4 million due to increased software licensing fees and computer supplies, as well as new hire orientation training costs of $0.1 million, all of which resulted from increased headcount. Additionally, for the three months ended September 30, 2011, we allocated company-wide costs to general and administrative expenses based on headcount, which resulted in an increase in facility costs of $0.2 due to the expansion of our office space as a result of recent acquisitions.
     The increase in other general and administrative expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to an increase in professional services fees of $1.6 million incurred in connection with the integration of the acquisitions that we completed in 2011. The increase was also partially attributable to miscellaneous expenses, including finance charges and other taxes, of $0.5 million due to the growth of our business, as well as technology and communication costs of $0.7 million. We also allocated company-wide costs to general and administrative expenses for the nine months ended September 30, 2011 based on headcount, which resulted in an increase in facility costs of $0.5 million due to the expansion of our office space as a result of our recent acquisitions. The increase was also attributable to employee-related non-compensation expenses, including payroll services and other expenses of $0.4 million.
     Research and Development Expenses

	Three Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$1,869	$1,664	12.3%
Stock-based compensation	282	224	25.9%
Other	1,159	1,309	(11.5)%

Total	$3,310	$3,197	3.5%

	Nine Months Ended September 30,		Percentage
	2011	2010	Change
Payroll and related costs	$5,541	$4,437	24.9%
Stock-based compensation	871	589	47.9%
Other	3,480	2,722	27.8%

Total	$9,892	$7,748	27.7%

     The increase in research and development expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 57 at September 30, 2010 to 72 at September 30, 2011, as well as an increase in salary rates per full-time employee. The increase was offset by an increase in capitalized internal payroll and related costs of $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2011.
     The increase in stock-based compensation for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to costs related to equity awards granted to new employees during 2011, including a senior level employee.
     The decrease in other research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily related to $0.2 million in higher consulting-related professional fees incurred during the three months ended September 30, 2010. We also allocated company-wide costs to research and development expenses for the three months ended September 30, 2011 based on headcount, which resulted in a $0.1 million increase of facility costs related to increased rent expense due to the expansion of our office space as a result of acquisitions.
     The increase in other research and development expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $0.5 million increase in technology and communications expenses related to software licensing fees. We also allocated company-wide costs to research and development expenses for the nine months ended September 30, 2011 based on headcount, which resulted in an increase in facility costs of $0.1 million due to the expansion of our office space as a result of recent acquisitions. The increase was also partially attributable to $0.1 million of professional services fees related to our intellectual property and miscellaneous equipment expenses of $0.1 million as a result of the expansion of our hardware product offerings.
Other (Expense) Income, Net
     Other expense, net for the three and nine months ended September 30, 2011 was primarily comprised of foreign currency losses related to certain intercompany receivables denominated in foreign currencies. Other income, net for the three and nine months ended September 30, 2010 was primarily comprised of a nominal amount of interest income and a nominal amount of foreign currency gains related to certain intercompany receivables denominated in foreign currencies. The significant increase in losses arising from transactions denominated in foreign currencies for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to the significant increase of foreign denominated intercompany receivables held by us from one of our Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response and the strengthening of the United States dollar as compared to the Australian dollar during the three months ended September 30, 2011. As of September 30, 2011, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $32.0 million ($32.6 million Australian). The significant increase in losses arising from transactions denominated in foreign currencies is a non-cash expense, and we did not implement any currency hedging transactions during the three months ended September 30, 2011.
Interest Expense
     Interest expense for the three and nine months ended September 30, 2011 includes interest on our outstanding capital leases and letters of credit origination fees. The increase in interest expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to the amortization of capitalized debt issuance costs associated with the 2011 credit facility, which were significantly higher than the amortization of debt issuance costs associated with the 2008 credit facility.
Income Taxes
     The tax provision recorded for the three and nine months ended September 30, 2011 was $1.2 million and $2.0 million, respectively, and represented the following:
•	estimated foreign taxes resulting from guaranteed profit allocable to certain of our foreign subsidiaries, which have been determined to be limited-risk service providers acting on behalf of us for tax purposes, for which there are no tax net operating loss carryforwards;
•	amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature; and
•	estimated U.S. state income taxes to be incurred for the nine months ended September 30, 2011 based on estimated state taxable income incurred for the nine months ended September 30, 2011. As we currently anticipate that we will incur a state taxable loss for the three months ending December 31, 2011, we anticipate recording a current state tax benefit during the three months ending December 31, 2011.
     In accordance with ASC 740, Income Taxes, or ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, then actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. We have determined that we are currently unable to make a reliable estimate of our annual effective tax rate as of September 30, 2011 due to unusual sensitivity to the rate as it relates to the current forecasted U.S. ordinary income (loss) for fiscal 2011. As a result, we recorded a tax provision for the three and nine months ended September 30, 2011 based on our actual effective tax rate for the nine months ended September 30, 2011.
     We reviewed all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as our ability to generate income in future periods. As of September 30, 2011, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance on all of our U.S. deferred tax assets.
     For the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $3.8 million and $2.9 million, respectively.
Liquidity and Capital Resources
     Overview
     Since inception, we have generated significant cumulative losses. As of September 30, 2011, we had an accumulated deficit of $53.1 million. As of September 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $77.4 million, a decrease of $76.0 million from the December 31, 2010 balance of $153.4 million. As of September 30, 2011, we were contingently liable for $42.3 million in connection with outstanding letters of credit under the 2011 credit facility. As of September 30, 2011 and December 31, 2010, we had restricted cash balances of $0.1 and $1.5 million, respectively, which relate to amounts that collateralize unused outstanding letters of credit and cover financial assurance requirements in certain of the programs in which we participate and certain other commitments. At September 30, 2011 and December 31, 2010, our excess cash was primarily invested in money market funds.
     We believe our existing cash and cash equivalents at September 30, 2011, amounts available under the 2011 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities and the provision of financial assurances in connection with our capacity bids in certain open market bidding programs, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications and services to electric power grid operators and utilities and the increasing rate at which letters of credit or security deposits are required by those electric power grid operators and utilities, the introduction and market acceptance of new energy management applications and services, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2011 credit facility and our anticipated net cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $62.1 million of our securities under the shelf registration statement. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.
     Cash Flows
     The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities	$16,766	$28,662
Cash flows used in investing activities	(94,088)	(10,544)
Cash flows provided by financing activities	1,861	3,473
Effects of exchange rate changes on cash	(535)	(9)

Net change in cash and cash equivalents	$(75,996)	$21,582

     Cash Flows Provided by Operating Activities
     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, asset impairment charges, unrealized foreign currency translation gains and losses, and the effect of changes in working capital and other activities.
     Cash provided by operating activities for the nine months ended September 30, 2011 was approximately $16.8 million and consisted of net income of $14.6 million and $32.1 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges, impairment charges of property and equipment, and unrealized foreign exchange losses, offset by $30.0 million of net cash used in working capital and other activities.
     Cash provided by working capital and other activities consisted of an increase in accrued capacity payments of $23.3 million relating primarily to the PJM demand response market, an increase of $3.4 million in deferred revenue, an increase of $1.6 million in accrued payroll and related expenses, and a decrease of $0.1 million in inventory. These amounts were offset by cash used in working capital and other activities consisting of an increase of $30.1 million in unbilled revenues relating to the PJM demand response market, an increase of $18.7 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, a decrease of $5.4 million in accounts payable and accrued expenses and other current liabilities due to the timing of payments, an increase in other assets of $2.9 million, an increase in prepaid expenses and other current assets of $1.1 million, and a decrease in other noncurrent liabilities of 0.2 million.
     Cash provided by operating activities for the nine months ended September 30, 2010 was $28.7 million and consisted of net income of $30.7 million and $26.2 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and impairment of property and equipment. These amounts were offset by $28.2 million of net cash used in working capital and other activities. Cash used in working capital and other activities consisted of an increase of $73.8 million in unbilled revenues relating to the PJM demand response market and an increase of $16.6 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate. These amounts were partially offset by cash provided by working capital and other activities, which reflected an increase of $2.8 million in accrued payroll and related expenses, an increase in other non-current liabilities of $1.9 million, an increase of $7.6 million in accounts payable and accrued expenses due to the timing of payments, an increase in accrued capacity payments of $48.7 million, the majority of which was related to the PJM demand response market, an increase of $0.2 in deferred revenue and a decrease in prepaid expenses and other assets of $1.0 million.
     Cash Flows Used in Investing Activities
     Cash used in investing activities was $94.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we acquired Global Energy for a purchase price of $26.7 million, of which $19.9 million was paid in cash, M2M for a purchase price of $28.6 million, of which $17.5 million was paid in cash, DMT for a purchase price of $5.2 million, of which $3.9 million was paid in cash, and Energy Response for a purchase price of $30.1 million, of which $27.3 million was paid in cash. The net cash acquired from these acquisitions was $1.1 million. Additionally, our cash investments included the cash portion of the acquisition contingent consideration for Cogent Energy, Inc., or Cogent, of $1.5 million. Our other principal cash investments during the nine months ended September 30, 2011 related to capitalized internal use software costs used to build out and expand our energy management applications and services and purchases of property and equipment. During the nine months ended September 30, 2011, we also incurred $15.2 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures. In addition, during the nine months ended September 30, 2011, our deposits increased by $9.4 million primarily due to financial assurance requirements related to demand response programs in Australia.
     Cash used in investing activities was $10.5 million for the nine months ended September 30, 2010. Our principal cash investments during the nine months ended September 30, 2010 related to capitalizing internal use software costs used to build out and expand our energy management applications and services and purchases of property and equipment. During the nine months ended September 30, 2010, we acquired SmallFoot LLC and ZOX, LLC for a purchase price of $1.4 million, of which $1.1 million was paid in cash. Additionally, our cash investments included the cash portion of the earn-out payment due in connection with our acquisition of South River Consulting, LLC of $0.9 million. We had a decrease in restricted cash and deposits of $6.7 million primarily as a result of demand response event performance in July 2010 under a certain open market program in which we participate, resulting in our restricted cash becoming unrestricted in July 2010. During the nine months ended September 30, 2010, we also incurred $15.3 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

     Cash Flows Provided by Financing Activities
     Cash provided by financing activities was $1.9 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock during the nine months ended September 30, 2011 and 2010.
     Credit Facility Borrowings
     In April 2011, we and one of our subsidiaries entered into the 2011 credit facility. Subject to continued covenant compliance, the 2011 credit facility provides for a two-year revolving line of credit in the aggregate amount of $75.0 million, the full amount of which may be available for issuances of letters of credit and up to $5.0 million of which may be available for swing line loans. The revolving line of credit is subject to increase from time to time up to an aggregate amount of $100.0 million with additional commitments from the lenders or new commitments from financial institutions acceptable to SVB. The interest on revolving loans under the 2011 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. In connection with the issuance or renewal of letters of credit for our account, we are charged a letter of credit fee of 2.125% pursuant to the 2011 credit facility. We expense the interest and letter of credit fees, as applicable, in the period incurred. The 2011 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. As of September 30, 2011, we were in compliance with all of our covenants under the 2011 credit facility, including all financial covenants. At September 30, 2011, we had no borrowings and letters of credit totaling $42.3 million outstanding under the 2011 credit facility. As of September 30, 2011, we had $32.7 million available under the 2011 credit facility for future borrowings or issuance of additional letters of credit.
     The 2011 credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase our common stock, consolidate or merge with other entities, or suffer a change in control. In addition, we are required to meet certain monthly and quarterly financial covenants customary with this type of credit facility. Our monthly financial covenants include a minimum specified ratio of current assets to current liabilities. Our quarterly financial covenants include achievement of minimum earnings levels, which is based on earnings before depreciation and amortization expense, interest expense, provisions for cash-based income taxes, share-based compensation expense, rent expense and certain other non-cash charges over a rolling twelve month period and maintaining a minimum specified charge coverage ratio, which is based on the ratio of earnings calculation from the minimum earnings covenants less capital expenditures compared to fixed charges, including depreciation expense, rent expense, and income taxes paid.
     The 2011 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the lenders may accelerate our obligations under the 2011 credit facility. The 2011 credit facility replaces the 2008 credit facility, which was in place as of March 31, 2011. If we are determined to be in default under the 2011 credit facility, then any amounts outstanding would become immediately due and payable and we would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.
     On April 15, 2011, we and one of our subsidiaries entered into a guarantee and collateral agreement with SVB for the benefit of the lenders under the 2011 credit facility. The guarantee and collateral agreement provides that the obligations under the 2011 credit facility are secured by all of our domestic assets and the domestic assets of several of our subsidiaries, excluding our foreign subsidiaries.
     We incurred financing costs of $0.5 million in connection with the 2011 credit facility, which were deferred and are being amortized as interest expense over the life of the 2011 credit facility, which matures on April 15, 2013.
     In April 2011, we were required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We provided this financial assurance utilizing approximately $56.0 million of our available cash and a $39.0 million letter of credit issued under the 2011 credit facility. In May 2011, based on the capacity that we cleared in this open market bidding program and the required post-auction financial assurance requirements, we recovered all $56.0 million of our available cash that we had provided as financial assurance and were able to reduce the $39.0 million letter of credit to $13.5 million.

     In June 2011, we and one of our subsidiaries entered into an amendment to the 2011 credit facility, which modified certain of our covenant requirements.
Contingent Earn-Out Payments
     In connection with our acquisition of Energy Response, we may be obligated to pay additional contingent purchase price consideration related to an earn-out payment of $10.7 million, or $10.0 million Australian. The earn-out payment, if any, will be based on the development of a demand response reserve capacity market in the National Electric Market in Australia by December 31, 2013 that meets certain market size and price per megawatt conditions. This milestone needs to be achieved in order for the earn-out payment to occur, and there will be no partial payment if the milestone is not fully achieved. We determined that the initial fair value of the earn-out payment as of the acquisition date was $0.3 million. Any changes in fair value will be recorded in our consolidated statements of income. We recorded our estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was based on significant inputs not observable in the market and, therefore, represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. As of September 30, 2011, there were no changes in the probability of payment of the earn-out payment. Since the liability associated with the earn-out payment has been discounted, as the time period to payment shortens, the liability will increase. The change in fair value resulting from this liability was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2011, we recorded a charge of $23,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. At September 30, 2011, the liability associated with the earn-out payment was recorded at $0.3 million after adjusting for changes in exchange rates.
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
Capital Spending
     We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $15.2 million and $15.3 million during the nine months ended September 30, 2011 and 2010, respectively. As we continue to grow, we expect our capital expenditures for 2011 to increase as compared to 2010.
Contractual Obligations
     As of September 30, 2011, the contractual obligations disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or our 2010 Form 10-K, which we filed with the SEC on March 1, 2011, has not materially changed.
Off-Balance Sheet Arrangements
     As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2011, we had outstanding letters of credit totaling $42.3 million. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources — Credit Facility Borrowings” above and Note 8 to our unaudited condensed consolidated financial statements contained herein.
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
     The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2010 Form 10-K. Except as disclosed herein, there have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2011.
Revenue Recognition
     We recognize revenues in accordance with ASC 605, Revenue Recognition, or ASC 605. In all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:
•	Evidence of an arrangement. We consider a definitive agreement signed by the customer and us or an arrangement enforceable under the rules of an open market bidding program to be representative of persuasive evidence of an arrangement.
•	Delivery has occurred. We consider delivery to have occurred when service has been delivered to the customer and no significant post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.
•	Fees are fixed or determinable. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment and we cannot reliably estimate this amount, we recognize revenues when the right to a refund or adjustment lapses. If offered payment terms exceed the normal terms, we recognize revenues as the amounts become due and payable or upon the receipt of cash.
•	Collection is reasonably assured. We conduct a credit review at the inception of an arrangement to determine the creditworthiness of the customer. Collection is reasonably assured if, based upon evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, revenues are deferred and recognized upon the receipt of cash.
     We enter into utility contracts and open market programs to provide demand response applications and services. Demand response revenues consist of two elements: revenue earned based on our ability to deliver committed capacity to our electric power grid operator and utility customers, which we refer to as capacity revenue; and revenue earned based on additional payments made to us for the amount of energy usage actually curtailed from the electric power grid during a demand response event, which we refer to as energy event revenue.
     We recognize demand response revenue when we have provided verification to the electric power grid operator or utility of our ability to deliver the committed capacity which entitles us to payments under the utility contract or open market program. Committed capacity is generally verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenue is recognized and future revenue becomes fixed or determinable and is recognized monthly until the next demand response event or test. In subsequent verification events, if our verified capacity is below the previously verified amount, the electric power grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. Ongoing demand response revenue recognized between demand response events or tests that are not subject to penalty or customer refund are recognized in revenue. If the revenue is subject to refund and the amount of refund cannot be reliably estimated, the revenue is deferred until the right of refund lapses. Based on the evaluation of the factors in ASC 605-45-45, including the fact that we are the primary obligor and bear both the performance and credit risk related to our arrangements with electric power grid operators or utilities, we have determined that we are the principal in our arrangements with electric power grid operators or utilities. Therefore, we record demand response revenues gross of the amounts billed to the electric power grid operators or utilities and record the amounts paid to C&I customers as cost of revenues.

     In one of the open market programs in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. We concluded that we could reliably estimate the amount of fees potentially subject to adjustment or refund and recorded a reserve for this amount in the month of June. As of June 30, 2011, we recorded an estimated reserve of $9.3 million related to potential subsequent performance adjustments. The fees under this program were fixed as of September 30, 2011 and, based on final performance during the three months ended September 30, 2011, we recorded a reduction in the estimated reserve totaling $3.7 million, which resulted in final performance adjustments of $5.6 million. For the three months ended September 30, 2011, the impact of this change in estimate on income before income tax and net income was $3.7 million and $3.6 million, respectively, and the impact of this change in estimate on diluted income per common share was $0.13. This change in estimate had no impact on the nine months ended September 30, 2011 nor will it impact any future periods. Our performance estimates which provided the basis for the estimated reserve as of June 30, 2011 were reasonably consistent with the actual performance during demand response events and test events during the three months ended September 30, 2011. The primary driver of the change in estimate from June 30, 2011 to September 30, 2011 was due to the differences based on the number and type of demand response events by which performance was measured, which was not within our control. We are in the process of reevaluating our ability to reliably estimate the amount of fees potentially subject to adjustment or refund for fiscal 2012 on a prospective basis based on our consideration of our actual performance during the months of June 2011 through September 2011, as well as additional guidance issued by the customer regarding its interpretation of certain program rules that will impact performance calculations on a prospective basis. As there are no revenues recognized related to this open market program during the fourth quarter of our fiscal year, any change in the our evaluation of our ability to reliably estimate the amount of fees potentially subject to adjustment or refund would have no impact on results of operations for the three months ending December 31, 2011.
     As a result of contractual amendments entered into during the three months ended March 31, 2011 and the three months ended September 30, 2011 to amend certain refund provisions included in one of our contracts with a utility customer, we concluded that we could reliably estimate the fees potentially subject to refund and, therefore, the fees under this arrangement were fixed or determinable. As a result, during the three months ended March 31, 2011 and the three months ended September 30, 2011, we recognized as revenues $3.0 million and $2.3 million, respectively, of fees that had been previously deferred. As of September 30, 2011, there were no deferred revenues related to this contractual arrangement.
     Certain of the forward capacity programs in which we participate may be deemed derivative contracts under ASC 815, Derivatives and Hedging, or ASC 815. We believe that we meet the scope exception with respect to these forward capacity programs under ASC 815 as a normal purchase, normal sale as that term is defined in ASC 815 and, accordingly, the arrangement is not treated as a derivative contract.
     Energy event revenues are recognized when earned. Energy event revenue is deemed to be substantive and represents the culmination of a separate earnings process and is recognized when the energy event is initiated by the electric power grid operator or utility customer and we have responded under the terms of the utility contract or open market program.
     Under certain of our arrangements, in particular those arrangements entered into by our wholly-owned subsidiary, M2M, we sell equipment to the C&I customer that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and we begin recognizing those fees ratably over the expected C&I customer relationship period, which is generally 3 years, once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.
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
     As required, we adopted ASU 2009-13 at the beginning of the first quarter of fiscal 2011 on a prospective basis for transactions originating or materially modified on or after January 1, 2011. ASU 2009-13 generally does not change the units of accounting for our revenue transactions. The impact on adopting ASU 2009-13 was not material to our financial statements during the nine months ended September 30, 2011, and if they were applied in the same manner to the fiscal year ended December 31, 2010 would not have had a material impact on revenue for the nine months ended September 30, 2010. We do not expect the adoption of ASU 2009-13 to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements. The key impact that we expect the adoption of ASU 2009-13 to have relates to certain EfficiencySMART service arrangements with C&I customers who also provide curtailment of capacity as part of our demand response arrangements. Historically, we had recorded the fees recognized under these arrangements as a reduction of cost of revenues because evidence of fair value did not exist for persistent commissioning services due to the limited history of selling separately and no available TPE. As previously stated, the impact of ASU 2009-13 has not had and is not expected to have a material impact on our financial condition and results of operations.
     We typically determine the selling price of our services based on VSOE. Consistent with our methodology under previous accounting guidance, we determine VSOE based on our normal pricing and discounting practices for the specific service when sold on a stand-alone basis. In determining VSOE, our policy is to require a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold into when determining VSOE. We typically have had VSOE for our products and services.
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
Recent Accounting Pronouncements
Business Combinations
     In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the first quarter of fiscal 2011. The adoption of ASU 2010-29 requires additional disclosure in the event of a material business combination but did not have a material impact on our financial condition and results of operations during the three and nine months ended September 30, 2011. As a result of the acquisition of Energy Response in July 2011, we were required to meet certain disclosure requirements and provide pro-forma financial information.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other, or ASU 2010-28. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after

December 15, 2010, which is fiscal 2011 for us. The adoption of ASU 2010-28 did not have a material impact on our financial condition or results of operations.
     ASC 350, Intangibles — Goodwill and Other, or ASU 350 (formerly the FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), has a two-step impairment test that requires companies to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the reporting unit’s fair value is less than its carrying amount, Step 2 of the goodwill impairment test must be performed to measure the amount of the goodwill impairment, if any.
     In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can forgo the two-step test. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, which is fiscal 2012 for us; however, early adoption is permitted. We are currently evaluating the impact of ASU 2011-08, including whether we will early adopt. We do not expect the adoption of ASU 2011-08 to have a material impact on our financial condition or results of operations.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
     In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04, which amends FASB’s accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial condition or results of operations.
Presentation of Comprehensive Income
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which represents new accounting guidance related to the presentation of other comprehensive income (OCI). ASU 2011-05 eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which is the option that we currently use to present OCI. ASU 2011-05 allows for a one-statement or two-statement approach, outlined as follows:
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
     ASU 2011-05 also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an effect on our financial condition or results of operations, but will only impact how certain information related to OCI is presented in our consolidated financial statements.
Additional Information
Non-GAAP Financial Measures
     To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures that exclude certain amounts, including non-GAAP net income, non-GAAP net income per share, adjusted EBITDA and free cash flow. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
     The GAAP measure most comparable to non-GAAP net income is GAAP net income; the GAAP measure most comparable to non-GAAP net income per share is GAAP net income per share; the GAAP measure most comparable to adjusted EBITDA is GAAP net income; and the GAAP measure most comparable to free cash flow is cash flows from operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measure are included below.

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
     The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2011 and 2010, respectively, as well as reasons for excluding these individual items:
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
Material Limitations Associated with the Use of Non-GAAP Financial Measures
     Non-GAAP net income (loss), non-GAAP net income (loss) per share, adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to the financial information presented in accordance with GAAP and should not be considered measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies.
Non-GAAP Net Income and Non-GAAP Net Income per Share
     Net income for the three months ended September 30, 2011 was $46.9 million, or $1.83 per basic share and $1.77 per diluted share, compared to net income of $43.9 million, or $1.76 per basic share and $1.67 per diluted share, for the three months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $14.6 million, or $0.57 per basic and $0.55 per diluted share, compared to net income of $30.7 million, or $1.25 per basic share and $1.18 per diluted share, for the nine months ended September 30, 2010. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of related tax effects, non-GAAP net income for the three months ended September 30, 2011 was $52.1, or $2.03 per basic share and $1.96 per diluted share, compared to a non-GAAP net income of $47.6 million, or $1.91 per basic share and $1.81 per diluted share, for the three months ended September 30, 2010. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of related tax effects, non-GAAP net income for the nine months ended September 30, 2011 was $29.7, or $1.16 per basic share and $1.12 per diluted share, compared to a non-GAAP net income of $42.4 million, or $1.72 per basic share and $1.63 per diluted share, for the nine months ended September 30, 2010. The reconciliation of non-GAAP net income to GAAP net income is set forth below:

	Three Months Ended September 30,
	2011	2010
	(In thousands, except share and per share data)
GAAP net income	$46,878	$43,866
ADD: Stock-based compensation	3,221	3,664
ADD: Amortization expense of acquired intangible assets	2,008	353
LESS: Income tax effect on Non-GAAP adjustments(1)	—	(319)

Non-GAAP net income	$52,107	$47,564

GAAP net income per basic share	$1.83	$1.76
ADD: Stock-based compensation	0.12	0.15
ADD: Amortization expense of acquired intangible assets	0.08	0.01
LESS: Income tax effect on Non-GAAP adjustments(1)	—	(0.01)

Non-GAAP net income per basic share	$2.03	$1.91

GAAP net income per diluted share	$1.77	$1.67
ADD: Stock-based compensation	0.12	0.14
ADD: Amortization expense of acquired intangible assets	0.07	0.01
LESS: Income tax effect on Non-GAAP adjustments(1)	—	(0.01)

Non-GAAP net income per diluted share	$1.96	$1.81

Weighted average number of common shares outstanding
Basic	25,683,177	24,864,755
Diluted	26,538,278	26,215,766

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except share and per share data)
GAAP net income	$14,633	$30,744
ADD: Stock-based compensation	10,488	11,668
ADD: Amortization expense of acquired intangible assets	4,533	1,109
LESS: Income tax effect on Non-GAAP adjustments(2)	—	(1,091)

Non-GAAP net income	$29,654	$42,430

GAAP net income per basic share	$0.57	$1.25
ADD: Stock-based compensation	0.41	0.47
ADD: Amortization expense of acquired intangible assets	0.18	0.04
LESS: Income tax effect on Non-GAAP adjustments(2)	—	(0.04)

Non-GAAP net income per basic share	$1.16	$1.72

GAAP net income per diluted share	$0.55	$1.18
ADD: Stock-based compensation	0.40	0.45
ADD: Amortization expense of acquired intangible assets	0.17	0.04
LESS: Income tax effect on Non-GAAP adjustments(2)	—	(0.04)

Non-GAAP net income per diluted share	$1.12	$1.63

Weighted average number of common shares outstanding
Basic	25,491,362	24,650,453
Diluted	26,498,620	26,013,402

(1)	Represents the increase in the income tax provision recorded for the three months ended September 30, 2010 based on our effective tax rate for the three months ended September 30, 2010. The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three months ended September 30, 2011.

(2)	Represents the reduction in the income tax benefit recorded for the nine months ended September 30, 2010 based on the effective tax rate for the nine months ended September 30, 2010. The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the nine months ended September 30, 2011.
Adjusted EBITDA
     Adjusted EBITDA was $60.7 million and $55.9 million for the three months ended September 30, 2011 and 2010, respectively. Adjusted EBITDA was $46.9 million and $57.7 million for the nine months ended September 30, 2011 and 2010, respectively.
     The reconciliation of adjusted EBITDA to net income is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$46,878	$43,866	$14,633	$30,744
Add back:
Depreciation and amortization	6,545	4,463	16,509	11,793
Stock-based compensation expense	3,221	3,664	10,488	11,668
Other expense (income)	2,471	(42)	2,485	(31)
Interest expense	397	195	798	686
Provision for income tax	1,225	3,779	1,992	2,869

Adjusted EBITDA	$60,737	$55,925	$46,905	$57,729

Free Cash Flow
     Cash flows provided by operating activities was $8.7 million and $16.8 million for the three and nine months ended September 30, 2011, respectively. Cash flows provided by operating activities was $17.7 million and $28.7 million for the three and nine months ended September 30, 2010, respectively. Although our net income for the three months ended September 30, 2011 was greater than our net income for the comparable period of 2010, our cash flows provided by operating activities for the three months ended September 30, 2011 were lower than the comparable period of 2010. The key factors that resulted in lower cash flows provided by operating activities for the three months ended September 30, 2011 as compared to the same period in 2010 were as follows: approximately $6.0 million of our consolidated revenues and consolidated net income for the three months ended September 30, 2011 resulted from a change in an estimated reserve and recognition of deferred revenues which had been paid in a prior period; certain payments received in advance of performance of services during the three months ended September 30, 2010 that did not occur during the comparable period of 2011; and the timing of cash receipts related accounts receivable. We expect to continue to collect our accounts receivables in the normal course and have not identified any material collectability issues with respect to accounts receivable as of September 30, 2011. We incurred positive free cash flows of $5.7 million and $14.4 million for the three months ended September 30, 2011 and 2010, respectively. We incurred positive free cash flows of $1.6 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively. The reconciliation of free cash flow to cash flow from operating activities is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$8,714	$17,686	$16,766	$28,662
Subtract:
Purchases of property and equipment	(3,028)	(3,244)	(15,172)	(15,283)

Free cash flow	$5,686	$14,442	$1,594	$13,379

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Except as disclosed herein, there have been no material changes to the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K during the three and nine months ended September 30, 2011.
Foreign Exchange Risk
     Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
     A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and nine months ended September 30, 2011, less than 10% of our sales were generated outside the United States.
     We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition for the year ending December 31, 2011. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against the applicable foreign currency. Our expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
     During the three and nine months ended September 30, 2011, we incurred foreign exchange losses of $2.6 million and $2.8 million, respectively. Gains arising from transactions denominated in foreign currencies were $13,000 for the three months ended September 30, 2010. Losses arising from transactions denominated in foreign currencies were $17,000 for the nine months ended September 30, 2010. The significant increase in losses arising from transactions denominated in foreign currencies for the three and nine months ended September 30, 2011 as compared to the same periods of 2010 was due to the significant increase of foreign denominated intercompany receivables held by us from one of our Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response and the strengthening of the U.S. dollar as compared to the Australian dollar during the three months ended September 30, 2011. During the three and nine months ended September 30, 2011 and 2010, there were no material realized losses incurred related to transactions denominated in foreign currencies. As of September 30, 2011, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $32.0 million, or $32.6 million Australian.

     A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $3.3 million gain or loss.
     We currently do not have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. We are evaluating certain potential programs, including the use of derivative financial instruments to reduce our exposure to a reduction in U.S. dollar value and the volatility of future cash flows caused by changes in currency exchange rates. The utilization of forward foreign currency contracts would reduce, but would not eliminate, the impact of currency exchange rate movements.

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
Internal Control over Financial Reporting.
     As a result of our recent acquisitions, we have begun to integrate certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
     We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2010 Form 10-K. During the three months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2010 Form 10-K, other than as set forth below:
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
     During the years ended December 31, 2010, 2009 and 2008, revenues generated from open market sales to PJM, an electric power grid operator customer, accounted for 60%, 52% and 28%, respectively, of our total revenues. During the nine months ended September 30, 2011, revenues generated from open market sales to PJM accounted for 58% of our total revenues. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, beginning in June 2012, PJM will discontinue the ILR program, which is a program in which we have historically been an active participant. The discontinuance of the ILR program by PJM will reduce the flexibility that we currently have to manage our portfolio of demand response capacity in the PJM market and will negatively impact our future revenues and profit margins.
     In addition, in February 2011, PJM and Monitoring Analytics, LLC, the PJM market monitor, issued the PJM statement. The PJM statement, among other things, asserted that certain market practices in the PJM market were no longer appropriate or acceptable and unilaterally implied that compensation should no longer be determined by actual measured reductions in C&I customers’ electrical load. In March 2011, we filed for and were granted expedited declaratory relief with FERC, which allowed us to continue to manage our portfolio of demand response capacity in PJM as we had in the past and receive settlement in accordance with the then current PJM market rules approved by FERC. However, PJM continued to take steps to modify the market rules according to the PJM statement, including by filing proposed tariff changes with FERC. The FERC order was subsequently issued on November 4, 2011. Although we believe that, based on the language contained in the FERC order, our revenues and gross profits derived from the PJM market for fiscal 2011 will not be impacted by the FERC order, our ability to manage our portfolio of demand response capacity in the PJM market for future delivery years may be harmed by the FERC order, which could significantly reduce our future revenues and profit margins and which may have a material adverse effect on our results of operations and financial condition. Furthermore, the attention of our management and other personnel has been, and may continue to be, diverted as we evaluate and respond to the FERC order, which may continue to have a negative impact on our sales efforts in, and revenues and gross profits derived from the PJM region, as well as our other operating regions.
     In addition, revenues generated from two fixed price contracts with, and open market sales to ISO-NE, an electric power grid operator customer, accounted for 18%, 29% and 36%, respectively, of our total revenues for the years ended December 31, 2010, 2009 and 2008. During the nine months ended September 30, 2011, revenues generated from open market sales to ISO-NE accounted for 11% of our total revenues. The modification or termination of our sales relationship with ISO-NE, or the modification or termination of any of ISO-NE’s open market programs in which we participate, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition.
Varying regulatory structures, program rules and program designs or an oversupply of electric generation capacity in certain regional electric power markets could negatively affect our business and results of operations.
     Unfavorable regulatory decisions in markets where we currently operate could also significantly and negatively affect our business. For example, in connection with the FERC order, or to the extent PJM is otherwise successful at further modifying the market rules in the future, our future revenues and profit margins will be significantly reduced and our future results of operations and financial condition will be negatively impacted. Regulators could also modify market rules in certain areas to further limit the use of back-up generators in demand response markets or could implement bidding floors or caps that could lower our revenue opportunities. A limit on back-up generators would mean that some of the demand response capacity reductions we aggregate from C&I customers willing to reduce consumption from the electric power grid by activating their own back-up generators during demand response events would not qualify as capacity, and we would have to find alternative sources of capacity from C&I customers willing to reduce load by curtailing consumption rather than by generating electricity themselves. Market rules could also be modified to change the design of a particular demand response program, which may adversely affect our participation in that program, or a demand response program in which we currently participate could be eliminated in its entirety. Any elimination or change in the design of a demand response program, including any supplemental program, in which we participate, especially in the PJM or ISO-NE markets, could adversely impact our ability to successfully provide our demand response application and services or manage our portfolio of demand response capacity in that program.
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
     The following risk factor is added to the risk factors included in our 2010 Form 10-K:
An adverse change in the projected cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic turmoil, could require us to incur an impairment charge, which would have an adverse impact on our operating results.
     We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that would indicate impairment and necessitate a revaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. If the carrying value of an asset is determined to be impaired we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. As of September 30, 2011, we had approximately $112.7 million of goodwill and definite-lived and indefinite-lived intangible assets. We have experienced a decline in the price of our publicly-traded common stock and related market capitalization such that our market capitalization has declined slightly below the book value of our net assets. We evaluated this decline in our market capitalization and have concluded that it was not an indicator of an impairment that existed as of September 30, 2011. We will continue to monitor our market capitalization compared to the book value of our net assets. It is possible that the continuation of the current global financial and economic turmoil could negatively affect our anticipated cash flows, or the discount rate that is applied to valuing those cash flows, which could impact our annual impairment test of goodwill that occurs in the fourth quarter of our fiscal year. Any impairment test could result in a material impairment charge that would have an adverse impact on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Unregistered Sales of Equity Securities
     We offered, issued and/or sold the following unregistered securities during the three months ended September 30, 2011: on July 1, 2011, in connection with our acquisition of Energy Response, we issued 156,697 shares of our common stock.
     The issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering. The recipients of these securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Such recipients received written disclosures that the securities have not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of these securities are deemed restricted securities for the purposes of the Securities Act. The sales of these securities were made without general solicitation or advertising.
     (c) Issuer Purchases of Equity Securities
     The following table provides information about our purchases of our common stock during the three months ended September 30, 2011.

Maximum Number (or
Approximate Dollar Value)
			Total Number of Shares	of Shares
	Total Number		Purchased As Part	that May Yet Be Purchased
	Shares of	Average Price Paid	of Publicly Announced	Under the Plans or
Period	Purchased (1)	per Share (2)	Plans or Programs	Programs
July 1, 2011 — July 31, 2011	—	$—	—	—
August 1, 2011 — August 31, 2011	45,473	23.74	—	—
September 1, 2011 — September 30, 2011	—	—	—	—

Total	45,473	$23.74	—	—

(1)	Consists of shares of our common stock that were released back to us in August 2011, which were previously held in escrow in connection with our acquisition of M2M. These shares reflect the settlement of a receivable from the former stockholders of M2M that was recorded in connection with a purchase price reduction that resulted from our gathering of information to update our valuation of certain acquired assets and liabilities related to the M2M acquisition. Please refer to Note 2 in the accompanying unaudited condensed consolidated financial statements contained herein for further discussion.

(2)	Represents the average of the closing price of a share of our common stock, as reported on The NASDAQ Global Market for the ten trading days ending two days prior to the closing date of our acquisition of M2M, or January 25, 2011.

Item 6. Exhibits.

2.1	Stock Purchase Agreement, dated as of July 1, 2011, by and among EnerNOC, Inc., EnerNOC Australia Pty Ltd, Energy Response Holdings Pty Ltd, Semibreve Pty Ltd, in its capacity as a security holder representative, and certain individuals named herein.

10.1	First Amendment to Amended and Restated Lease, dated as of September 16, 2011, between Aslan III Federal, L.L.C. (formerly known as Transwestern Federal, L.L.C.) and EnerNOC, Inc.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.
Date: November 7, 2011	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer (principal executive officer)

Date: November 7, 2011	By:	/s/ Timothy Weller
Timothy Weller
Chief Financial Officer and Treasurer (principal financial officer)

Exhibit Index

Number	Exhibit Title
2.1	Stock Purchase Agreement, dated as of July 1, 2011, by and among EnerNOC, Inc., EnerNOC Australia Pty Ltd, Energy Response Holdings Pty Ltd, Semibreve Pty Ltd, in its capacity as a security holder representative, and certain individuals named herein.

10.1	First Amendment to Amended and Restated Lease, dated as of September 16, 2011, between Aslan III Federal, L.L.C. (formerly known as Transwestern Federal, L.L.C.) and EnerNOC, Inc.

31.1	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.