Form 10-K/A
period 2011-12-31
ENERNOC INC
filed 2012-04-17
CIK 1244937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2011, relating to certain information required in Part III of this Annual Report are incorporated by reference into this Annual Report.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Filing”). The sole purpose of this Amendment is to amend Part IV, Item 15(b) Exhibits and file updated versions of Exhibits 10.3 and 10.11 to the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and chief accounting officer, performing on an interim basis the functions of principal financial officer, are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. Other than as stated below in Part IV, Item 15(b) Exhibits, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in our management, are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K/A.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date: April 17, 2012	By:	/S/ TIMOTHY G. HEALY
		Name:	Timothy G. Healy
		Title:	Chairman of the Board and Chief Executive Officer

3

Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K for Fiscal Year Ended December 31, 2011

Number	Exhibit Title

2.1	Stock Purchase Agreement, dated as of December 2, 2010, by and among EnerNOC Inc., Global Energy Partners, Inc., The Global Energy Partners, Inc., Employee Stock Ownership Trust and certain individuals named herein, filed as Exhibit 2.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.1.

2.2	Agreement and Plan of Merger, dated as of January 21, 2011, by and among EnerNOC, Inc., M2M Communications Corporation, M2M Merger Sub, Inc., Steven L. Hodges, in his capacity as stockholder representative, and certain individuals named therein, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed May 5, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.2.

2.3	Stock Purchase Agreement, dated as of July 1, 2011, by and among EnerNOC, Inc., EnerNOC Australia Pty Ltd, Energy Response Holdings Pty Ltd, Semibreve Pty Ltd, in its capacity as a security holder representative, and certain individuals named therein, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed November 7, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.3.

3.1

Amended and Restated Certificate of Incorporation of EnerNOC, Inc., filed as Exhibit 3.2 to the Registrant’s

Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws of EnerNOC, Inc., filed as Exhibit 3.4 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 3.2.

4.1	Form of Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 4.1.

4.2	Fifth Amended and Restated Investor Rights Agreement, filed as Exhibit 4.1 to the Registrant’s Form 10-Q filed November 5, 2007 (File No. 001-33471), is hereby incorporated by reference as Exhibit 4.2.

10.1.1	Credit Agreement among EnerNOC, Inc., ENOC Securities Corporation, Silicon Valley Bank and T.D. Bank, N.A., dated as of April 15, 2011, as amended by the First Amendment to Credit Agreement, dated as of June 30, 2011, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.1.

10.1.2*	Second Amendment to Credit Agreement among EnerNOC, Inc., ENOC Securities Corporation, Silicon Valley Bank and T.D. Bank, N.A., dated as of November 8, 2011, and Third Amendment to Credit Agreement among EnerNOC, Inc., ENOC Securities Corporation, Silicon Valley Bank and T.D. Bank, N.A., dated as of December 30, 2011.

10.2	Guarantee and Collateral Agreement made by EnerNOC, Inc. and ENOC Securities Corporation in favor of Silicon Valley Bank, dated as of April 15, 2011, filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.2.

10.3@†	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between Timothy G. Healy and EnerNOC, Inc., as amended by the First Amendment to the Second Amended and Restated Employment Agreement, dated as of March 1, 2012.

10.4@	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between David B. Brewster and EnerNOC, Inc. filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.4.

10.5@	Form of Severance Agreement by and between EnerNOC, Inc. and each of Gregg Dixon and David Samuels, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed February 12, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 10.5.

10.6@	Form of Amendment No. 1 to Form of Severance Agreement by and between EnerNOC, Inc, and each of Gregg Dixon and David Samuels, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 10, 2007 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.6.

10.7	Amended and Restated Office Lease, dated as of August 15, 2008, between Transwestern Federal, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.7.

10.8	First Amendment to Amended and Restated Lease, dated as of September 16, 2011, between Aslan III Federal, L.L.C. (formerly known as Transwestern Federal, L.L.C.) and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 7, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.8.

10.9	Sub-Sublease Agreement by and between Prosodie Interactive California and EnerNOC, Inc., dated May 30, 2008, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 13, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.9.

10.10	Agreement of Lease, dated as of September 9, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.10.

10.11@†	EnerNOC, Inc. Amended and Restated 2007 Employee, Director and Consultant Stock Plan and HMRC Sub-Plan for UK Employees and Australian Sub-Plan, and forms of agreement thereunder.

10.12@*	EnerNOC, Inc. Second Amended and Restated Non-Employee Director Compensation Policy.

10.13@*	Summary of 2012 and 2013 Executive Officer Bonus Plan.

10.14@	Form of Indemnification Agreement between EnerNOC, Inc. and each of the directors and executive officers thereof, filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended, filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 10.14.

10.15@	Separation agreement with Darren Brady, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 5, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.15.

10.16@	Severance Agreement, dated as of January 22, 2008, by and between EnerNOC, Inc. and Darren P. Brady filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 24, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.16.

10.17@	Offer Letter, dated as of July 27, 2009, between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.17.

10.18@	Severance Agreement, dated as of July 27, 2009, by and between EnerNOC, Inc. and Timothy Weller, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.18.

10.19@	Offer Letter, dated as of November 4, 2009, by and between EnerNOC, Inc. and Kevin Bligh, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.19.

21.1*	Subsidiaries of EnerNOC, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3†	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4†	Certification of Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**,*	The following materials from EnerNOC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.**

@	Management contract, compensatory plan or arrangement.
*	Filed with the original filing of the Annual Report on Form 10-K for Fiscal Year Ended December 31, 2011.
†	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.