Form 10-Q
period 2012-03-31
ENERNOC INC
filed 2012-05-08
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 28,561,050 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 4, 2012.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$80,830	$87,297
Restricted cash	14,412	158
Trade accounts receivable, net of allowance for doubtful accounts of $186 and $192 at March 31, 2012 and December 31, 2011, respectively	28,575	24,525
Unbilled revenue	25,757	64,448
Prepaid expenses, deposits and other current assets	16,319	26,723

Total current assets	165,893	203,151
Property and equipment, net of accumulated depreciation of $55,435 and $51,400 at March 31, 2012 and December 31, 2011, respectively	35,876	36,636
Goodwill	79,524	79,213
Customer relationship intangible assets, net	25,958	26,993
Other definite-lived intangible assets, net	5,117	5,524
Deposits and other assets	5,404	4,291

Total assets	$317,772	$355,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,360	$2,335
Accrued capacity payments	41,287	58,332
Accrued payroll and related expenses	7,013	11,937
Accrued expenses and other current liabilities	6,636	6,107
Accrued performance adjustments	6,127	6,045
Deferred revenue	17,491	12,556

Total current liabilities	79,914	97,312
Long-term liabilities
Deferred acquisition consideration	508	500
Accrued acquisition contingent consideration, long term	365	336
Deferred tax liability	3,020	2,646
Deferred revenue, long-term	9,230	6,810
Other liabilities	518	464

Total long-term liabilities	13,641	10,756
Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,488,283 and 27,306,548 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	28	27
Additional paid-in capital	333,607	329,817
Accumulated other comprehensive loss	(556)	(955)
Accumulated deficit	(108,862)	(81,149)

Total stockholders’ equity	224,217	247,740

Total liabilities and stockholders’ equity	$317,772	$355,808

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
DemandSMART	$17,723	$25,816
EfficiencySMART, SupplySMART, CarbonSMART and other	6,727	5,946

Total revenues	24,450	31,762
Cost of revenues	18,562	19,201

Gross profit	5,888	12,561
Operating expenses:
Selling and marketing	12,430	11,587
General and administrative	17,724	16,313
Research and development	3,804	3,232

Total operating expenses	33,958	31,132

Loss from operations	(28,070)	(18,571)
Other income, net	1,233	128
Interest expense	(480)	(163)

Loss before income tax	(27,317)	(18,606)
Provision for income tax	(396)	(666)

Net loss	$(27,713)	$(19,272)

Loss per common share
Basic	$(1.06)	$(0.76)

Diluted	$(1.06)	$(0.76)

Weighted average number of common shares outstanding
Basic	26,251,322	25,248,650

Diluted	26,251,322	25,248,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(27,713)	$(19,272)
Foreign currency translation adjustments	399	1

Comprehensive loss	$(27,314)	$(19,271)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(27,713)	$(19,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,274	3,625
Amortization of acquired intangible assets	1,836	1,152
Stock-based compensation expense	3,378	3,482
Impairment of equipment	90	110
Unrealized foreign exchange transaction (gain) loss	(651)	132
Deferred taxes	372	335
Non-cash interest expense	164	9
Accretion of fair value of deferred purchase price consideration related to acquisition	8	73
Accretion of fair value of contingent purchase price consideration related to acquisition	22	—
Other, net	3	6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(3,981)	(2,920)
Unbilled revenue	38,692	43,021
Prepaid expenses and other current assets	(501)	(3,444)
Other assets	(1,406)	22
Other noncurrent liabilities	52	(13)
Deferred revenue	7,328	1,134
Accrued capacity payments	(17,116)	(24,897)
Accrued payroll and related expenses	(4,593)	(3,278)
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	(446)	(4,965)

Net cash used in operating activities	(188)	(5,688)

Cash flows from investing activities
Payments made for acquisition of businesses, net of cash acquired	—	(41,047)
Payments made for contingent consideration related to acquisitions	—	(1,500)
Purchases of property and equipment	(3,553)	(3,464)
Change in restricted cash and deposits	(2,649)	(5)
Change in long-term assets	(111)

Net cash used in investing activities	(6,313)	(46,016)

Cash flows from financing activities
Proceeds from exercises of stock options	64	1,040
Repayment of borrowings and payments under capital leases	—	(10)

Net cash provided by financing activities	64	1,030
Effects of exchange rate changes on cash and cash equivalents	(30)	(100)

Net change in cash and cash equivalents	(6,467)	(50,774)
Cash and cash equivalents at beginning of period	87,297	153,416

Cash and cash equivalents at end of period	$80,830	$102,642

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions, including earn out payments	$—	$15,132

Issuance of common stock in satisfaction of bonuses	$350	$440

Deferred acquisition consideration	$—	$3,925

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

The Company builds on its position as a leading demand response services provider by using its NOC and energy management application platform to deliver a portfolio of additional energy management applications and services to new and existing C&I, electric power grid operator and utility customers. These additional energy management applications and services include its EfficiencySMART, SupplySMART and CarbonSMART applications and services, and certain other products. EfficiencySMART is its data-driven energy efficiency suite that includes commissioning and retro-commissioning authority services, energy consulting and engineering services, a persistent commissioning application and an enterprise energy management application for managing energy across a portfolio of sites. SupplySMART is its energy price and risk management application that provides its C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill information management. CarbonSMART is its enterprise carbon management application that supports and manages the measurement, tracking, analysis, reporting and management of greenhouse gas emissions. The Company’s products include its wireless technology solutions for energy management and demand response related to its leading energy management applications and the acquisition of M2M Communications Corporation (M2M) in January 2011.

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

In April 2012, the Company replaced a $13,500 letter of credit that was issued by a certain financial institution, which was collateralized with $14,175 of cash held by that financial institution, included in restricted cash in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012. The new letter of credit was issued under the Company’s $50,000 amended and restated senior secured revolving credit facility pursuant to a credit agreement with Silicon Valley Bank (SVB) (2012 credit facility). As a result, the $14,175 of cash is no longer restricted.

In May 2012, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing approximately $45,000 of its available cash on hand and a $7,000 letter of credit issued under the 2012 credit facility. Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover a portion of this cash and letter of credit during the second quarter of 2012.

There were no other material recognizable subsequent events recorded or requiring disclosure in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2012 and statements of operations and statements of cash flows for the three months ended March 31, 2012 and 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2012.

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of other comprehensive income and included in accumulated other comprehensive loss within stockholders’ equity. Gains arising from transactions denominated in foreign currencies and the remeasurement of certain intercompany receivables and payables are included in other income, net in the unaudited condensed consolidated statements of operations and were $1,144 and $86 for the three months ended March 31, 2012 and 2011, respectively. The significant increase in foreign exchange gains arising from transactions denominated in foreign currencies for the three months ended March 31, 2012 as compared to the comparable period of 2011 is due to the significant increase of foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and the weakening of the United States dollar as compared to the Australian dollar during the three months ended March 31, 2012. During the three months ended March 31, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized gain of $494. During the three months ended March 31, 2011, there were no material realized gains or losses incurred related to transactions denominated in foreign currencies. As of March 31, 2012, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $18,307 ($17,625 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of March 31, 2012, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $21,671 ($20,364 Australian).

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of March 31, 2012 and 2011, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive loss, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs of $658 and $837 for the three months ended March 31, 2012 and 2011, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40 (ASC 350-40), Internal-Use Software (formerly American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use). The capitalized amount was included as software in property and equipment at March 31, 2012 and December 31, 2011. Amortization of capitalized internal use software costs was $1,075 and $842 for the three months ended March 31, 2012 and 2011, respectively. Accumulated amortization of capitalized internal use software costs was $12,222 and $11,147 as of March 31, 2012 and December 31, 2011, respectively.

Impairment of Property and Equipment

During the three months ended March 31, 2012, the Company identified an impairment indicator related to certain demand response equipment as a result of the removal of such equipment from service during the three months ended March 31, 2012. As a result of this impairment indicator, the Company performed an impairment test during the three months ended March 31, 2012 and recognized an impairment charge of $90 during the three months ended March 31, 2012, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

As of March 31, 2012, approximately $1,505 of the Company’s generation equipment is utilized in open market demand response programs. The recoverability of the carrying value of this generation equipment is largely dependent on the rates that the Company is compensated for its committed capacity within these programs. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of this generation equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of 10% by itself would not result in an impairment charge related to this generation equipment.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes Australia, New Zealand and the United Kingdom. Revenues are based upon customer location, and internationally totaled $3,019 and $4,858 for the three months ended March 31, 2012 and 2011, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2012	2011
United States	88%	85%
Canada	8	15
All other	4	*

Total	100%	100%

*	Represents less than 1% of total revenues.

As of March 31, 2012 and December 31, 2011, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of March 31, 2012 and December 31, 2011:

		As of March 31, 2012		As of December 31, 2011
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4.86	$32,694	$(6,736)	$32,279	$(5,286)

Total customer relationship intangible assets		32,694	(6,736)	32,279	(5,286)
Customer contracts	5.00	4,217	(2,110)	4,217	(2,007)
Employment agreements and non-compete agreements	2.00	1,727	(811)	1,726	(707)
Software	0.21	120	(113)	120	(103)
Developed technology	2.57	2,301	(679)	2,297	(517)
Trade name	1.91	575	(254)	575	(225)
Patents	7.93	180	(36)	180	(32)

Total other definite-lived intangible assets		9,120	(4,003)	9,115	(3,591)

Total		$41,814	$(10,739)	$41,394	$(8,877)

The change in intangible assets from December 31, 2011 to March 31, 2012 was due to foreign currency translation adjustments. Amortization expense related to intangible assets amounted to $1,836 and $1,152 for three months ended March 31, 2012 and 2011, respectively. Amortization expense for developed technology, which was $161 and $131 for the three months ended March 31, 2012 and 2011, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of operations. The intangible asset lives range from one to ten years and the weighted average remaining life was 4.59 years at March 31, 2012. Estimated amortization is $5,561, $7,326, $6,504, $4,681, $4,100 and $2,903 for 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

Goodwill

During the three months ended March 31, 2012, as a result of the decline in the Company’s market capitalization as well as a regulatory ruling with respect to one of the Company’s significant customer arrangements which may impact the Company’s future operating results, the Company determined that indicators of a potential impairment existed with respect to its all other operations reporting unit, which represents all of the Company’s operations with the exception of its Australia and New Zealand operations, requiring the first step of an interim goodwill impairment test as of March 31, 2012. The Company completed the first step of the goodwill impairment test as of March 31, 2012 using a consistent methodology with its previous annual goodwill impairment test and determined that the fair value of its all other operations reporting unit exceeded the net assets of that reporting unit. As a result, the Company concluded that no goodwill impairment existed as of March 31, 2012.

A prolonged continued decline in the Company’s market capitalization may result in the performance of additional interim goodwill impairment tests, which may result in a goodwill impairment charge.

The following table shows the change of the carrying amount of goodwill from December 31, 2011 to March 31, 2012:

Balance at December 31, 2011	$79,213
Purchase price adjustment related to Energy Response (1)	34
Foreign currency translation impact	277

Balance at March 31, 2012	$79,524

(1)	Based on new information gathered about facts and circumstances that existed as of the acquisition date related to a pre-acquisition liability, the Company reflected this additional liability as part of its purchase accounting resulting in a decrease of net tangible assets acquired and a corresponding increase to goodwill.

3. Net Loss Per Share

A reconciliation of basic and diluted share amounts for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic weighted average common shares outstanding	26,251	25,249
Weighted average common stock equivalents	—	—

Diluted weighted average common shares outstanding	26,251	25,249

Weighted average anti-dilutive shares related to:
Stock options	1,551	2,018
Nonvested restricted shares	1,277	412
Restricted stock units	190	324
Escrow shares	337	280

In the reporting period in which the Company has reported net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares consist of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

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

4. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At March 31, 2012 and at December 31, 2011, the Company had no outstanding debt obligations. For additional information regarding the 2012 credit facility, see Note 6.

5. Fair Value Measurements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Fair Value Measurement at March 31, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$36,107	$36,107	$—	$—

Liabilities:
Deferred acquisition consideration (2)	508	—	—	508
Accrued acquisition contingent consideration (2)	365	—	—	365

	$873	$—	$—	$873

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The increase in fair value for the three months ended March 31, 2012 of $37 is due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $30 and changes in exchange rates. There have been no changes with respect to the probability or timing of payment subsequent to December 31, 2011.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurement at December 31, 2011 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,841	$51,841	$—	$—

Liabilities:
Deferred acquisition consideration (2)	500	—	—	500
Accrued acquisition contingent consideration (2)	336	—	—	336

	$836	$—	$—	$836

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3).

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, refer to Note 1 for discussion of the determination of fair value of these assets.

At March 31, 2012, the Company had restricted cash of approximately $14,219 collateralizing certain outstanding letters of credit and $193 collateralizing certain other commitments. In April 2012, the Company replaced a letter of credit from a financial institution that the Company was required to collateralize with $14,175 of cash with a letter of credit that was issued under the 2012 credit facility. As a result, the $14,175 of cash became unrestricted.

6. Financing Arrangements

In April 2011, the Company and one of its subsidiaries entered into a $75,000 senior secured revolving credit facility pursuant to a credit agreement, which was subsequently amended in June 2011, November 2011 and December 2011 (the 2011 credit facility), with SVB and one other financial institution. In March 2012, the Company and one of its subsidiaries entered into the 2012 credit facility under which SVB became the sole lender, the Company’s borrowing limit was decreased from $75,000 to $50,000 and certain of its financial covenant compliance requirements were modified or eliminated. The material changes in the 2012 credit facility to the Company’s monthly and quarterly financial covenants included:

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

The 2012 credit facility also decreased the letter of credit fee charged in connection with the issuance or renewal of letters of credit for the Company’s account from 2.125 % to 2.0%.

Subject to continued compliance with the covenants contained in the 2012 credit facility, the full amount of the 2012 credit facility may be available for issuances of letters of credit and up to $5,000 of the 2012 credit facility may be available for swing line loans. The interest on revolving loans under the 2012 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. The Company expenses the interest and letter of credit fees incurred under the 2012 credit facility, as applicable, in the period incurred. The obligations under the 2012 credit facility are secured by all domestic assets of the Company and several of its subsidiaries, excluding the Company’s foreign subsidiaries. The 2012 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. The Company incurred financing costs of $543 in connection with the 2011 credit facility, which were deferred and were being amortized to interest expense over the term of the 2011 credit facility, or through April 15, 2013. In connection with the 2012 credit facility, the Company incurred financing costs of $111 which were deferred and are being amortized to interest expense over the term of the 2012 credit facility. As a result of the 2012 credit facility, during the three months ended March 31, 2012, in addition to the amortization of deferred financing costs, the Company expensed $98, or 33%, of the remaining initial deferred financing costs related to the 33% reduction in the available borrowing limit.

The 2012 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, the Company’s common stock, consolidate or merge with other entities, or undergo a change in control. In addition, the Company is required to meet certain monthly and quarterly financial covenants customary with this type of credit facility.

The 2012 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, SVB may accelerate the Company’s obligations under the 2012 credit facility. If the Company is determined to be in default then any amounts outstanding under the 2012 credit facility would become immediately due and payable and the Company would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.

As of March 31, 2012, the Company was in compliance with all of its covenants under the 2012 credit facility, including all financial covenants. The Company believes that it is reasonably assured that it will comply with the financial covenants under the 2012 credit facility for the foreseeable future.

As of March 31, 2012, the Company had no borrowings, but had outstanding letters of credit totaling $25,480 under the 2012 credit facility, and outstanding letters of credit of $13,542 with another financial institution, which was collateralized with $14,219 of restricted cash. As of March 31, 2012, the Company had $24,520 available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

In May 2012, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing approximately $45,000 of its available cash on hand and a $7,000 letter of credit issued under the 2012 credit facility. Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover a portion of this cash and these letters of credit during the second quarter of 2012.

7. Commitments and Contingencies

The Company is contingently liable under outstanding letters of credit for $39,022. As of March 31, 2012 and December 31, 2011, the Company had restricted cash balances of $14,412 and $158, respectively, which relate to amounts to collateralize certain obligations to vendors, collateralize outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participates.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of March 31, 2012 were $41,580 and included deposits held by certain customers of $2,558 at March 31, 2012. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of March 31, 2012, the Company had no remaining deferred fees that were included in deferred revenue. As of March 31, 2012, the maximum termination penalty that the Company is subject to under these arrangements, which the Company has not deemed probable of incurring, is approximately $7,432.

As of March 31, 2012 and December 31, 2011, the Company has accrued for $6,127 and $6,045, respectively, of performance adjustments related to fees received for its participation in a demand response program in the accompanying consolidated balance sheets. The Company believes that it is probable that these fees will need to be re-paid to the electric power grid operator in fiscal 2012 as a result of the Company not delivering all of its MW obligations under this demand response program.

The Company is currently involved in an ongoing matter related to a review of certain fees received under a contractual arrangement. This matter is still in its initial stages and no claim has currently been asserted. As a result, the Company does not currently believe it is probable that a loss has been incurred and therefore, no amounts have been accrued related to this matter. However, the Company has determined that it is reasonably possible that the Company may incur a loss related to this matter. The potential amount of such a loss is not currently estimable, however, the Company’s management believes it could be more than insignificant.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

8. Stock-Based Compensation

Stock Options

During the three months ended March 31, 2012 and 2011, the Company issued 44,871 shares and 18,211 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligations to those individuals. The Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) provides for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. As of March 31, 2012, 1,271,275 shares were available for future grant under the 2007 Plan.

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	2.01%	3.4%
Vesting term, in years	2.22	2.22
Expected annual volatility	80%	80%
Expected dividend yield	—%	—%
Exit rate pre-vesting	8.0%	7.3%
Exit rate post-vesting	14.06%	14.06%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the Credit Facility preclude the Company from paying dividends. During the three months ended March 31, 2012, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense. The changes in estimates of the volatility, exit rate pre-vesting and exit rate post-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2012.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended March 31,
	2012	2011
Stock option expense	$594	$1,781
Restricted stock and restricted stock units	2,784	1,701

Total	$3,378	$3,482

Stock-based compensation is recorded in the accompanying statements of operations, as follows:

	Three Months Ended March 31,
	2012	2011
Selling and marketing expenses	$1,054	$1,043
General and administrative expenses	2,010	2,168
Research and development expenses	314	271

Total	$3,378	$3,482

The stock-based compensation expense related to share-based payments to non-employees was not material for the three months ended March 31, 2012 and 2011. The Company recognized no material income tax benefit from share-based compensation arrangements during the three months ended March 31, 2012 and 2011. In addition, no material compensation cost was capitalized during the three months ended March 31, 2012 and 2011.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,611,391	$0.17 - $48.06	$15.35	$4,195	(2)
Granted	2,500		9.38
Exercised	(118,037)		0.54	$913	(3)
Cancelled	(56,160)		24.50

Outstanding at March 31, 2012	1,439,694	$0.17 - $48.06	16.19	$1,364	(4)

Weighted average remaining contractual life in years: 4.6
Exercisable at end of period	1,200,324	$0.17 - $48.06	$14.72	$1,361	(4)

Weighted average remaining contractual life in years: 4.3
Vested or expected to vest at March 31, 2012 (1)	1,422,736	$0.17 - $48.06	$16.09	$1,364	(4)

(1)	This represents the number of vested options as of March 31, 2012 plus the number of unvested options expected to vest as of March 31, 2012 based on the unvested options outstanding at March 31, 2012, adjusted for the estimated forfeiture rate of 8.0%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $10.87 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2012 of $7.20 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended March 31,
	2012	2011
	In thousands, except share and per share amounts
Total number of options granted during the period	2,500	16,350
Weighted-average fair value per share of options granted	$5.73	$13.30
Total intrinsic value of options exercised(1)	$913	$2,261

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of March 31, 2012, 1,428,201 options were held by employees and directors of the Company and 11,493 options were held by non-employees. For outstanding unvested stock options related to employees as of March 31, 2012, the Company had $3,227 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years. There were no material unvested non-employee options as of March 31, 2012.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of March 31, 2012, the Company had $9,469 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of March 31, 2012, the Company had $7,921 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of March 31, 2012, the Company had $1,833 of unrecognized stock-based compensation expense. If and when any additional portion of the awards is deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	1,141,643	$15.31	(1)
Granted	1,005,460	7.63
Vested	(163,695)	16.04
Cancelled	(51,361)	15.75

Nonvested at March 31, 2012	1,932,047	$11.24

(1)	This reflects the change in the grant date fair value as a result of the modification that occurred in March 2012 resulting in a remeasurement of the fair value of the awards granted in December 2011.

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 8,500 shares of restricted stock granted to certain non-executive employees and 43,793 shares of restricted stock granted to certain members of the Company’s board of directors during the three months ended March 31, 2012 that were immediately vested.

The fair value of restricted stock where vesting is solely based on service vesting condition is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation (ASC 718) over the vesting period. During the three months ended March 31, 2012, the Company granted 908,142 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.

In November 2011, the Company’s board of directors approved a plan to include performance-based stock awards as part of the annual non-executive bonus plan. In December 2011, 283,334 shares were issued under the 2007 Plan with a fair value of $2,700 and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. Through December 31, 2011, the Company determined that no awards were probable of vesting and as a result, no stock-based compensation expense related to these awards was recorded through December 31, 2011. In March 2012, the performance conditions were modified and the Company determined that the modified performance conditions were probable of being achieved. As the performance-based stock awards were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the award. The fair value of these awards was re-measured as of the modification date resulting in a new grant-date fair value of $2,132 after accounting for cancelled grants due to employee terminations. As these awards were probable of vesting as of March 31, 2012 and a portion of the service period had lapsed, the Company recorded a cumulative catch-up adjustment of stock-based compensation expense during the three months ended March 31, 2012 as required by ASC 718.

Additional Information About Restricted Stock

	Three Months Ended March 31,
	2012	2011
	In thousands, except share and per share amounts
Total number of shares of restricted stock granted during the period	1,005,460	374,781
Weighted average fair value per share of restricted stock granted	$7.63	$20.07
Total number of shares of restricted stock vested during the period	163,695	30,908
Total fair value of shares of restricted stock vested during the period	$1,482	$623

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2012:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2011	229,020	$26.75
Granted	—	—
Vested	(64,728)	26.99
Cancelled	(22,500)	28.59

Nonvested at March 31, 2012	141,792	$26.34

Additional Information About Restricted Stock Units

	Three Months Ended March 31,
	2012	2011
	In thousands, except share and per
	share amounts
Total number of shares of restricted stock units vested during the period	64,728	64,728
Total fair value of shares of restricted stock units vested during the period	$645	$1,178

9. Income Taxes

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of March 31, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate than the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company has determined that it is currently unable to make a reliable estimate of its annual effective tax rate as of March 31, 2012 due to unusual sensitivity to the rate as it relates to the current forecasted fiscal 2012 U.S. ordinary loss. As a result, the Company recorded a tax provision for the three months ended March 31, 2012 based on its actual effective tax rate for three months ended March 31, 2012. The tax provision recorded for the three months ended March 31, 2012 was $396 and represented the following:

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

If the Company is able to make a reliable estimate of its annual effective tax rate as of June 30, 2012, then as required by ASC 740, the Company will utilize that rate to provide for income taxes on a current year-to-date basis which could result in a significant benefit from income taxes being recorded during the three months ended June 30, 2012. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate as of June 30, 2012, the Company expects to follow a consistent methodology as applied for the three months ended March 31, 2012 and record a provision for income taxes for the three months ended June 30, 2012.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of March 31, 2012, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a full valuation allowance on all of its U.S. deferred tax assets.

10. Concentrations of Credit Risk

The following presents the Company’s significant customers. With respect to ISO-New England, Inc. (ISO-NE), PJM Interconnection (PJM), Tennessee Valley Authority (TVA), and Ontario Power Authority (OPA), these customers are regional electric power grid operator customers, which are comprised of multiple utilities and were formed to control the operation of a regional power system, coordinate the supply of electricity, and establish fair and efficient markets. No other customers comprised more than 10% of consolidated revenues during the either the three months ended March 31, 2012 or the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012		2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
ISO-NE	6,285	26%	11,719	37%
TVA	2,414	10%	2,731	9%
OPA	2,023	8%	4,683	15%

Accounts receivable from PJM was approximately 28% and 30% of the accounts receivable balance at March 31, 2012 and December 31, 2011, respectively. Other than PJM, Tennessee Valley Authority was the only additional customer that comprised 10% or more of the accounts receivable balance at December 31, 2011, which represented 13% of such accounts receivable balance. There were no additional customers that represented 10% or more of the accounts receivable balance at March 31, 2012.

Unbilled revenue related to PJM was $25,682 and $64,099 at March 31, 2012 and December 31, 2011, respectively. There was no significant unbilled revenue for any other customers at March 31, 2012 and December 31, 2011.

Deposits and restricted cash consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $2,558 and $14,281 at March 31, 2012 and December 31, 2011, respectively. Restricted cash to secure letters of credit was $14,219 and $0 at March 31, 2012 and December 31, 2011, respectively. Restricted cash to secure certain other commitments was $193 and $158 at March 31, 2012 and December 31, 2011, respectively.

11. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

12. Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU No. 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, or the SEC, on March 15, 2012 and as amended on April 17, 2012, or our 2011 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2011 Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

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

We believe that we are the largest demand response service provider to C&I customers. As of March 31, 2012, we managed approximately 8,000 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 5,300 accounts and over 12,500 sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, we have received substantially all of our revenues from electric power grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

In providing our demand response services, we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We occasionally reallocate our obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements, open program registrations and bilateral contracts to account for changes in supply and demand forecasts in order to achieve more favorable pricing opportunities. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our DemandSMART application to dispatch this network to meet the demands of these utility and grid operator customers. We refer to the above activities as managing our portfolio of demand response capacity.

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

Significant Recent Developments

In January 2012, PJM Interconnection, or PJM, a grid operator customer, proposed the immediate implementation of certain proposed market rules regarding the measurement and verification of demand response resources in the PJM capacity market. We refer to this as the PJM proposal. We subsequently filed a protest requesting that the Federal Energy Regulatory Commission, or FERC, reject the PJM proposal as unjust and unreasonable for failure to meet the conditions set forth in a prior FERC order on this topic and to establish an interim settlement mechanism that protects the reasonable reliance expectations of demand response suppliers through the 2014-15 delivery year. We also requested that FERC order PJM to keep current settlement practices in place for the 2012-13 delivery year and require PJM to propose an alternative mechanism that complies with FERC’s directives from the prior FERC order through the 2014-2015 delivery year. Subsequent to our protest filing, additional filings were made by certain parties interested in the outcome of this matter. In February 2012, FERC issued an order substantially accepting the PJM proposal, which resulted in the immediate implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. As a result, our future PJM revenues and profit margins will be significantly reduced and our future results of operations and financial condition will be negatively impacted. These impacts may be offset by our future growth in MW under management in the PJM market and effective management of our portfolio of demand response capacity.

On February 27, 2012, Timothy Weller, our Chief Financial Officer and Treasurer, notified us that he was resigning in order to pursue another professional opportunity. Mr. Weller continued his employment as Chief Financial Officer and Treasurer in order to assist us with this transition, which has now terminated.

On March 14, 2012, we amended and restated our existing credit facility with Silicon Valley Bank, or SVB, and one other financial institutional. For additional details, see “Liquidity and Capital Resources – Credit Facility Borrowings.”

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

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of March 31, 2012 and December 31, 2011, there were no incremental direct costs deferred. During the three months ended March 31, 2012 and 2011, we capitalized $2.5 million and $2.3 million, respectively, of production and generation equipment costs. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of March 31, 2012, we had approximately 8,000 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing approximately 8,000 MW of demand response capacity. In determining our MW under management in the seasonal demand response programs in which we participate, we typically count the maximum determinable amount of curtailable load for a C&I customer site over a trailing twelve-month period as the MW under management for that C&I customer site. However, the trailing period could be longer in certain programs under which significant rule changes have occurred or under which we do not have enough obligation to enroll all of our MW in a given program period, but have enough obligation in a future program period to enroll those MW again. We generally begin earning revenues from our MW under management within approximately one month from the date on which we enable the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM forward capacity market, which is a market from which we derive a substantial portion of our revenues. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we actually earn revenues from that MW. Certain other markets in which we currently participate, such as the ISO New England, Inc., or ISO-NE, market, or choose to participate in the future operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.

In the PJM open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on the changes to certain program rules, we have concluded that we no longer have the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, on a prospective basis, all demand response capacity revenues related to our participation in the PJM open market program will be recognized at the end of the performance period, or during the three months ended September 30th of the applicable year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $25.7 million from PJM at March 31, 2012 will be billed and collected through June 2012. In addition, in accordance with our policy to capitalize direct and incremental costs associated with deferred revenues to the extent that such costs are realizable, we will capitalize the associated cost of our payments to C&I customers for the month of June and expense such capitalized costs when the associated deferred revenues are recognized. We will evaluate the direct and incremental costs for recoverability prior to capitalization.

In February 2012, FERC issued an order substantially accepting the PJM proposal, which resulted in the immediate implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. As a result, our future PJM revenues and profit margins will be significantly reduced and our future results of operations and financial condition will be negatively impacted. These impacts may be offset by our future growth in MW under management in the PJM market and effective management of our portfolio of demand response capacity.

Revenues generated from open market sales to ISO-NE, a grid operator customer, accounted for 26% and 37% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. In addition, revenues generated from our utility contract with Tennessee Valley Authority, or TVA, accounted for 10% and 9% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. In addition, revenues generated from our utility contract with Ontario Power Authority, or OPA, accounted for 9% and 15% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. No other individual customer accounted for more than 10% of our consolidated revenues during the three months ended March 31, 2012 or March 31, 2011.

In addition to demand response revenues, we generally receive either a subscription-based fee, consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services, specifically our EfficiencySMART, SupplySMART and CarbonSMART applications and services, and certain other wireless energy management products. Revenues derived from these offerings were $6.7 million and $5.9 million for the three months ended March 31, 2012 and 2011, respectively.

Our revenues have historically been higher in our second and third fiscal quarters compared to other quarters in our fiscal year due to seasonality related to the demand response market. As a result of our change in our ability to estimate performance in the PJM open market program, our revenues for the second quarter of the fiscal year ending December 31, 2012, or fiscal 2012, will be lower than our revenues for the second quarter of the fiscal year ended December 31, 2011, or fiscal 2011, as all PJM revenues related to this open market program will be recognized during the third quarter of fiscal 2012.

Cost of Revenues

Cost of revenues for our demand response services primarily consists of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends during interim periods. Cost of revenues for our EfficiencySMART, SupplySMART and CarbonSMART applications and services and certain other wireless energy management products include our amortization of capitalized internal-use software costs related to those applications, services and products, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications, services and products, (b) the selling price of our energy management applications, services and products, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operator or utility, our portfolio of demand response capacity, (e) the introduction of new energy management applications, services and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. Our outcomes in negotiating favorable contracts with our C&I customers, as well as with our electric power grid operator and utility customers, the effective management of our portfolio of demand response capacity and our demand response event performance are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 570 full-time employees at March 31, 2011 to 630 full-time employees at March 31, 2012 primarily as a result of our acquisition of Energy Response Holdings Pty Ltd, or Energy Response, in July 2011. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management, further increase our headcount and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in future acquisitions could potentially increase our operating expenses in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our sales and marketing organization, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect an increase in selling and marketing expenses in absolute dollar terms for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, services and products, and enhancement of existing energy management applications, services and products, (d) quality assurance and testing and (e) other related overhead. During the three months ended March 31, 2012 and 2011, we capitalized software development costs of $0.6 million and $0.8 million, respectively, and the amount is included as software in property and equipment at March 31, 2012. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. During the three months ended March 31, 2012, in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plans, we granted 908,142 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions. These awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to us. In addition, in December 2011, we granted 283,334 shares of nonvested restricted stock to certain non-executive employees that contained performance-based vesting conditions in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plan. The performance conditions associated with the December 2011 grant were modified during the three months ended March 31, 2012. As a result of these grants of nonvested restricted stock, we anticipate that stock-based compensation expense will increase with a corresponding decrease in cash compensation expense.

For the three months ended March 31, 2012 and 2011, we recorded expenses of approximately $3.4 million and $3.5 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to option grants through March 31, 2012, a future expense of non-vested options of approximately $3.2 million is expected to be recognized over a weighted average period of 1.9 years. For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of March 31, 2012, we had $9.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of March 31, 2012, we had $7.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of March 31, 2012, we had $1.8 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Other Income and Expense, Net

Other income and expense consist primarily of gain or loss on transactions designated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense. We historically have invested our cash in money market funds, treasury funds, commercial paper, and municipal bonds.

Interest Expense

Interest expense primarily consists of fees associated with our $50.0 million senior secured revolving credit facility pursuant to an amended and restated credit agreement with SVB, which we refer to as the 2012 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

The following table summarizes our revenues for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2012	2011
Revenues:
DemandSMART	$17,723	$25,816	$(8,093)	(31.3)%
EfficiencySMART, SupplySMART, CarbonSMART and Other	6,727	5,946	781	13.1%

Total	$24,450	$31,762	$(7,312)	(23.0)%

For the three months ended March 31, 2012, our DemandSMART revenues decreased by $8.1 million, or 31%, as compared to the three months ended March 31, 2011. The decrease in our DemandSMART revenues was primarily attributable to changes in the following existing operating areas (dollars in thousands):

Revenue Decrease :
March 31, 2011 to March 31, 2012
ISO-NE	$(5,428)
OPA	(2,660)
Other (1)	(5)

Total decreased DemandSMART revenues	$(8,093)

(1)	The amounts included in this category relate to net change in revenues in various demand response programs, none of which are individually material.

The decrease in DemandSMART revenues during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to decreased energy payments as a result of fewer demand response events, as well as less favorable pricing and a decrease in enrolled MW in our ISO-NE programs. The decrease in DemandSMART revenues during the three months ended March 31, 2012 as compared to the same period in 2011 was also due to a decrease in revenues recognized under our utility contract with OPA, or the OPA contract, which was amended to modify certain refund provisions during the three months ended March 31, 2011. As a result of the amendment to the OPA contract, we concluded that we could reliably estimate the fees potentially subject to refund as of March 31, 2011, and therefore, during the three months ended March 31, 2011, we recorded revenues under the OPA contract totaling $3.0 million that had been previously deferred and for which the corresponding cost of revenues were recorded in prior periods. There was no similar recognition of deferred revenues under the OPA contract during the three months ended March 31, 2012.

In addition, the decrease in DemandSMART revenues was attributable to the finalization of performance related to a certain California demand response program for which we had earned additional revenues recorded during the three months ended March 31, 2011 related to our performance during the year ended December 31, 2010 and for which the corresponding cost of revenues were recorded in 2010. There was no similar transaction during the three months ended March 31, 2012. Also contributing to the decrease in revenues during the three months ended March 31, 2012 as compared to the same period in 2011 was a decrease in market rates in certain of our open market programs, which was partially offset by an increase in our MW under management in certain of our other demand response programs.

For the three months ended March 31, 2012, our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues increased by $0.8 million primarily as a result of recognizing a full quarter of revenues during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 related to our acquisitions of Global Energy Partners, Inc., or Global Energy, and M2M that occurred during the three months ended March 31, 2011. The increase was also due to an increase in EfficiencySMART customers.

We currently expect our total revenues to decrease for fiscal 2012 as compared to fiscal 2011, primarily due to an expected decrease in revenues derived from the PJM market. This expected decrease is due to a decline in enrolled MW in the PJM market, a decline in MW obligation in a particular zone within the PJM market, a decline in PJM prices during fiscal 2012 as compared to fiscal 2011 and the implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. Until PJM prices return to more historic levels, we expect our revenues derived from the PJM market to decrease as a percentage of total annual revenues. We expect that this decrease will be partially offset as we further increase our MW under management in our other operating regions, enroll new C&I customers in our demand response programs, expand the sales of our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other services and products to our new and existing C&I customers, and pursue more favorable pricing opportunities with our C&I customers.

In addition, the discontinuance of PJM’s Interruptible Load for Reliability program, beginning in June 2012, will reduce the flexibility that we currently have to manage our portfolio of demand response capacity in the PJM market and will negatively impact our future revenues.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our energy management applications, services and products for the three months ended March 31, 2012 and 2011 (dollars in thousands):

Three Months Ended March 31,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$5,888	24.1%	$12,561	39.5%

Our gross profit decreased during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to the decrease in our revenues, as well as the recognition of significant previously deferred revenues in connection with the OPA contract and a certain California demand response program in which we participated during the three months ended March 31, 2011, for which we recognized the cost of such revenues in prior periods.

Our gross margin decreased during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to the recognition of revenues during the three months ended March 31, 2011 in connection with the OPA contract and a California demand response program in which we participated, for which we recognized the cost of such revenues in previous periods.

The decrease in gross margin was also partially a result of less favorable pricing in ISO-NE, which was not entirely offset by lower payments to our C&I customers.

We currently expect that our gross margin for fiscal 2012 will be similar to our gross margin for fiscal 2011 due to the management of our portfolio of demand response capacity offsetting a decrease in MW enrolled in the PJM market, a decrease in PJM prices in fiscal 2012 as compared to fiscal 2011, which will not be entirely offset by lower payments to our C&I customers, and the implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. We also expect that our gross margin for the three months ending September 30, 2012 will be the highest gross margin among our four quarterly reporting periods in fiscal 2012, consistent with our gross margin pattern in fiscal 2011, due to seasonality related to the demand response industry.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2012	2011
Operating Expenses:
Selling and marketing	$12,430	$11,587	7.3%
General and administrative	17,724	16,313	8.6%
Research and development	3,804	3,232	17.7%

Total	$33,958	$31,132	9.1%

In certain forward capacity markets in which we choose to participate, such as PJM, we may enable our C&I customers, meaning we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, up to twelve months in advance of enrolling the C&I customer in a particular program. This market feature creates a longer average revenue recognition lag time across our C&I customer portfolio from the point in time when we consider a MW to be under management to when we actually earn revenues from that MW. Because we incur operational expenses, including salaries and related personnel costs, at the time of enablement, there has been a trend of incurring operating expenses associated with enabling our C&I customers in advance of recognizing the corresponding revenues.

The increase in payroll and related costs within our operating expenses during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily driven by an increase in headcount, from 570 full-time employees at March 31, 2011 to 630 full-time employees at March 31, 2012, primarily as a result of our acquisition of Energy Response in July 2011. This increase was partially offset by a decrease in expected cash bonuses for fiscal 2012 as we granted certain restricted stock awards in lieu of a portion of cash bonuses, which awards will vest only if certain performance conditions are achieved. The expense related to these restricted stock awards is recorded as a component of stock-based compensation expense.

Selling and Marketing Expenses

	Three Months Ended March 31,		Percentage Change
	2012	2011
Payroll and related costs	$8,373	$7,649	9.5%
Stock-based compensation	1,054	1,043	1.1%
Other	3,003	2,895	3.7%

Total	$12,430	$11,587	7.3%

The increase in selling and marketing expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase in payroll and related costs resulting from the increase in the number of selling and marketing full-time employees from 179 at March 31, 2011 to 202 at March 31, 2012. This increase was offset by a decrease in expected cash bonuses for fiscal 2012 as a portion of those bonuses will be settled in shares of our common stock and therefore is recorded in stock-based compensation expense.

The increase in stock-based compensation for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the expense related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock and is therefore recorded as a component of stock-based compensation expense. This increase was offset by a reversal of stock-based compensation expense due to forfeitures of a greater number of stock-based awards.

The increase in other selling and marketing expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was due to a $0.2 million increase attributable to the allocation of company-wide costs based on headcount due to the increase in the number of selling and marketing full-time employees, offset by a $0.1 million decrease in amortization due to the impairment of intangible assets during the third quarter of 2011.

General and Administrative Expenses

	Three Months Ended March 31,		Percentage Change
	2012	2011
Payroll and related costs	$9,272	$9,517	(2.6)%
Stock-based compensation	2,010	2,168	(7.3)%
Other	6,442	4,628	39.2%

Total	$17,724	$16,313	8.6%

The increase in general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily driven by non-compensation related expenses. The increase in other general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to an increase in amortization expense of $0.9 million as a result of our acquisition of Energy Response in July 2011. The increase was also due to a $0.5 million increase in technology and communications expenses due to software licensing and a $0.7 million increase in professional services expenses due to an increase in legal expenses. This increase was offset by a $0.3 million decrease in finance charges due to fees related to an arrangement that was terminated in late 2011.

The decrease in payroll and related costs for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to a decrease in bonus expense. Although headcount increased from 318 at March 31, 2011 to 349 at March 31, 2012, bonus expense decreased during that period due to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock resulting in the expense being recorded in stock-based compensation expense.

The decrease in stock-based compensation for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to a reversal of stock-based compensation expense related to the forfeiture of stock-based awards that were granted to our former chief financial officer, as well as fully-vested stock awards granted to our board of directors with a lower grant-date fair value in the three months ended March 31, 2012 than the same amount of stock-based awards granted during the three months ended March 31, 2011. This decrease was offset by an increase in stock-based compensation related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock, which is recorded as a component of stock-based compensation expense.

Research and Development Expenses

	Three Months Ended March 31,		Percentage Change
	2012	2011
Payroll and related costs	$2,253	$1,755	28.4%
Stock-based compensation	314	271	15.9%
Other	1,237	1,206	2.6%

Total	$3,804	$3,232	17.7%

The increase in research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 73 at March 31, 2011 to 79 at March 31, 2012, as well as an increase in salary rates per full-time employee. This increase was offset by a decrease in the expense related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock, resulting in the expense being recorded in stock-based compensation expense.

The increase in stock-based compensation for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the expense related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock and is therefore recorded as a component of stock-based compensation expense.

The increase in other research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to a $0.1 million increase in technology and communications related to software licenses and fees used in the development of our energy management applications, services and products and a $0.1 million increase related to the allocation of company-wide costs based on headcount due to the increase in the number of research and development full-time employees. This increase was offset by a $0.2 million decrease in professional services expense related to fewer consultants utilized as compared to the prior period.

Other Income, Net

Other income, net for the three months ended March 31, 2012 was $1.2 million as compared to other income, net of $0.1 for the three months ended March 31, 2011. The increase in other income, net was due to foreign exchange gains related to intercompany receivables held by the U.S. parent denominated in Australian dollars.

Income Taxes

The tax provision recorded for the three months ended March 31, 2012 was $0.4 million and represented the following:

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

In accordance with ASC 740, Income Taxes, or ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary income for the fiscal year, the enterprise will record an interim period tax benefit based on applying the estimated annual effective tax rate to the ordinary loss as long as the tax benefits are realized during the year or recognizable as a deferred tax asset as of the end of the year. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate then the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. We have determined that we are currently unable to make a reliable estimate of our annual effective tax rate as of March 31, 2012 due to unusual sensitivity to the rate as it relates to the current forecasted fiscal 2012 U.S. ordinary loss. As a result, we recorded a tax provision for the three months ended March 31, 2012 based on our actual effective tax rate for that period.

If we are able to make a reliable estimate of our annual effective tax rate as of June 30, 2012, then, as required by ASC 740, we will utilize that rate to provide for income taxes on a current year-to-date basis, which could result in a significant benefit from income taxes being recorded during the three months ending June 30, 2012. If we continue to be unable to make a reliable estimate of our annual effective tax rate as of June 30, 2012, we expect to follow a consistent methodology as applied for the three months ended March 31, 2012 and record a provision for income taxes for the three months ending June 30, 2012.

We reviewed all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as our ability to generate income in future periods. As of March 31, 2012, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance on all of our U.S. deferred tax assets.

For the three months ended March 31, 2011, due to the fact that we had determined that we could not make a reliable estimate of our annual effective rate at March 31, 2011, we recorded an income tax provision of $0.7 million based on the estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there were no tax net operating loss carryforwards, and amortization of tax deductible goodwill, which generated a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of March 31, 2012, we had an accumulated deficit of $108.9 million. As of March 31, 2012, our principal sources of liquidity were cash and cash equivalents totalling $80.8 million, a decrease of $6.5 million from the December 31, 2011 balance of $87.3 million. In April 2011, we and one of our subsidiaries entered into a $75.0 million senior secured revolving credit facility pursuant to a credit agreement with SVB and one other financial institution, which was subsequently amended in June 2011, November 2011 and December 2011, and which we refer to as the 2011 credit facility. In March 2012, we and one of our subsidiaries entered into the 2012 credit facility, which replaced the 2011 credit facility and under which SVB became the sole lender, our borrowing limit was decreased from $75.0 million to $50.0 million and certain of the financial covenant compliance requirements were modified or eliminated. See “-Credit Facility Borrowings” below. As of March 31, 2012, we were contingently liable for $ 25.5 million in connection with outstanding letters of credit under the 2012 credit facility and were contingently liable for $13.5 million in connection with outstanding letters of credit with another financial institution which was collateralized with $14.2 million of restricted cash held by that financial institution. As of March 31, 2012 and December 31, 2011, we had restricted cash balances of $14.2 million and $0.2 million, respectively, which relate to amounts to collateralize unused outstanding letters of credit and cover financial assurance requirements in certain of the programs in which we participate. At March 31, 2012 and December 31, 2011, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at March 31, 2012, our anticipated net cash flows from operating activities and amounts available under the 2012 credit facility will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications, services and products to electric power grid operators and utilities and the increasing rate at which letters of credit or security deposits are required by those electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, our anticipated net cash flows from operating activities and amounts available under the 2012 credit facility are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Accordingly, we have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise additional capital when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. We currently have the ability to sell approximately $62.1 million of our securities under our shelf registration statement. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Cash flows used in operating activities	$(188)	$(5,688)
Cash flows used in investing activities	(6,313)	(46,016)
Cash flows provided by financing activities	64	1,030
Effects of exchange rate changes on cash	(30)	(100)

Net change in cash and cash equivalents	$(6,467)	$(50,774)

Cash Flows Used in Operating Activities

Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2012 was $0.2 million and consisted of net loss of $27.7 million, offset by $9.5 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and non-cash interest expense, as well as $18.0 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities consisted of an increase of $7.3 million in deferred revenue and a decrease of $38.7 million in unbilled revenues relating to the PJM demand response market. These amounts were offset by cash used in working capital and other activities consisting of a decrease of accrued capacity payments of $17.1 million, the majority of which was related to the PJM demand response market, a decrease of $4.6 million in accrued payroll and related expenses, a decrease of $0.5 million in accounts payable, accrued performance adjustments and accrued expenses due to the timing of payments, an increase of $4.0 million in accounts receivable due to the timing of cash receipts under the programs in which we participate, and an increase in prepaid expenses and other current assets and other assets of $0.5 million and $1.4 million, respectively, primarily related to direct and incremental capitalized customer costs where the associated revenues have been deferred.

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

Cash Flows Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $6.3 million. During the three months ended March 31, 2012, we incurred $3.6 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous capital expenditures. In addition, during the three months ended March 31, 2012, our restricted cash and deposits increased by $2.6 million due to a $14.3 million increase in restricted cash to collateralize a $13.5 million letter of credit, offset by a $11.7 million decrease in deposits related to the financial assurance requirements for our demand response programs in Australia, which were previously collateralized with cash and for which a letter of credit was issued under the 2012 credit facility during the three months ended March 31, 2012.

Cash used in investing activities for the three months ended March 31, 2011 was $46.0 million. During the three months ended March 31, 2011, we acquired Global Energy for a purchase price of $26.7 million, of which $19.9 million was paid in cash, M2M for a purchase price of $29.9 million, of which $17.6 million was paid in cash, and DMT Energy Pty Ltd for a purchase price of $5.2 million, of which $3.9 million was paid in cash. Additionally, our cash investments included the cash portion of the acquisition contingent consideration for Cogent Energy, Inc., or Cogent, of $1.5 million. Our principal cash investments during the three months ended March 31, 2011 related to capitalizing internal use software costs used to build out and expand our energy management applications and services and purchases of property and equipment. During the three months ended March 31, 2011, we also incurred $3.5 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.1 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock during those periods.

Credit Facility Borrowings

In April 2011, we and one of our subsidiaries entered into the 2011 credit facility with SVB and one other financial institution. In March 2012, we and one of our subsidiaries entered into the 2012 credit facility, under which SVB became the sole lender, our borrowing limit was decreased from $75.0 million to $50.0 million and certain of our financial covenant compliance requirements were modified or eliminated. The material changes in the 2012 credit facility to our monthly and quarterly financial covenants included:

•

a decrease in the quarterly financial covenant related to minimum earnings levels and a change in the calculation, which is now based on earnings before depreciation and amortization expense, interest expense, provision for income taxes, stock-based compensation expense, rent expense, certain impairment charges and certain other non-cash charges over a trailing twelve month period;

•

amendment to our monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities reducing the required minimum of unrestricted cash from $50.0 million to $30.0 million for certain periods; and

•	elimination of the quarterly financial covenant related to maintenance of a minimum specified fixed charge coverage ratio.

The 2012 credit facility also decreased the letter of credit fee charged in connection with the issuance or renewal of letters of credit for our account from 2.125 % to 2.0%.

Subject to continued compliance with the covenants contained in the 2012 credit facility, the full amount of the 2012 credit facility may be available for issuances of letters of credit and up to $5.0 million of the 2012 credit facility may be available for swing line loans. The interest on revolving loans under the 2012 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. We expense the interest and letter of credit fees incurred under the 2012 credit facility, as applicable, in the period incurred. The obligations under the 2012 credit facility are secured by all of our domestic assets and the domestic assets of several of our subsidiaries, excluding our foreign subsidiaries. The 2012 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. We incurred financing costs of $0.5 million in connection with the 2011 credit facility, which were deferred and were being amortized to interest expense over the term of the 2011 credit facility, or through April 15, 2013. In connection with the 2012 credit facility, we incurred financing costs of $0.1 million which were deferred and are being amortized to interest expense over the term of the 2012 credit facility. As a result of the 2012 credit facility, during the three months ended March 31, 2012, in addition to the amortization of deferred financing costs, we expensed $0.1 million, or 33%, of the remaining initial deferred financing costs related to the 33% reduction in the available borrowing limit.

The 2012 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase our common stock, consolidate or merge with other entities, or undergo a change in control. In addition, we are required to meet certain monthly and quarterly financial covenants customary with this type of credit facility. The 2012 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, SVB may accelerate our obligations under the 2012 credit facility. If we are determined to be in default then any amounts outstanding under the 2012 credit facility would become immediately due and payable and we would be required to collateralize any outstanding letters of credit with cash in an amount up to 105% of the amounts outstanding.

As of March 31, 2012, we were in compliance with all of our covenants under the 2012 credit facility, including all financial covenants. We are reasonably assured that we will comply with the financial covenants under the 2012 credit facility for the foreseeable future. As of March 31, 2012, we had no borrowings, but had outstanding letters of credit totaling $ 25.5 million under the 2012 credit facility. As of March 31, 2012, we had $24.5 million available under the 2012 credit facility for future borrowings or issuances of additional letters of credit, and outstanding letters of credit of $13.5 million with another financial institution, which was collateralized with by $14.2 million of restricted cash.

In April 2012, we replaced a $13.5 million letter of credit from a financial institution which was collateralized with $14.2 million of cash held by that financial institution, included in restricted cash in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012, with a letter of credit that was issued under the 2012 credit facility. As a result, the $14.2 million of cash is no longer restricted.

In May 2012, we were required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We provided this financial assurance utilizing approximately $45.0 million of our available cash on hand and a $7.0 million letter of credit issued under the 2012 credit facility. Based on our prior experience with this certain open market bidding program, we currently expect that we will recover a portion of this cash and these letters of credit during the second quarter of 2012.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $3.6 million and $3.5 million during the three months ended March 31, 2012 and 2011, respectively. As we continue to grow, we expect our capital expenditures for fiscal 2012 to increase as compared to fiscal 2011.

Contractual Obligations

As of March 31, 2012, the contractual obligations disclosure contained in our 2011 Form 10-K has not materially changed.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of March 31, 2012, we had outstanding letters of credit totaling $25.5 million under the 2012 credit facility and outstanding letters of credit of $13.5 million with another financial institution, which was collateralized with by $14.2 million of restricted cash. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources – Credit Facility Borrowings” above and Note 7 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2011 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2012.

Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. We do not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on our consolidated financial statements.

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

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2012 and 2011, respectively, as well as reasons for excluding these individual items:

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

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

Net loss for the three months ended March 31, 2012 was $27.7 million, or $1.06 per basic and diluted share, compared to a net loss of $19.3 million, or $0.76 per basic and diluted share, for the three months ended March 31, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net loss for the three months ended March 31, 2012 was $22.5 million, or $0.86 per basic and diluted share, compared to a non-GAAP net loss of $14.6 million, or $0.58 per basic and diluted share, for the three months ended March 31, 2011. The reconciliation of non-GAAP net loss to GAAP net loss is set forth below:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
GAAP net loss	$(27,713)	$(19,272)
ADD: Stock-based compensation	3,378	3,482
ADD: Amortization expense of acquired intangible assets	1,836	1,152
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net loss	$(22,499)	$(14,638)

GAAP net loss per basic share	$(1.06)	$(0.76)
ADD: Stock-based compensation	0.13	0.14
ADD: Amortization expense of acquired intangible assets	0.07	0.04
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net loss per basic share	$(0.86)	$(0.58)

GAAP net loss per diluted share	$(1.06)	$(0.76)
ADD: Stock-based compensation	0.13	0.14
ADD: Amortization expense of acquired intangible assets	0.07	0.04
LESS: Income tax effect on Non-GAAP adjustments	—	—

Non-GAAP net loss per diluted share (1)	$(0.86)	$(0.58)

Weighted average number of common shares outstanding
Basic	26,251,322	25,248,650
Diluted	26,251,322	25,248,650

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three months ended March 31, 2012 or 2011, respectively.

Adjusted EBITDA

Adjusted EBITDA was negative $18.6 million and negative $10.3 million for the three months ended March 31, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended March 31,
	2012	2011
Net loss	$(27,713)	$(19,272)
Add back:
Depreciation and amortization	6,110	4,777
Stock-based compensation expense	3,378	3,482
Other income	(1,233)	(128)
Interest expense	480	163
Provision for income tax	396	666

Adjusted EBITDA	$(18,582)	$(10,312)

Free Cash Flow

Cash flow used in operating activities was $0.2 million and $5.7 million for the three months ended March 31, 2012 and 2011, respectively. We incurred negative free cash flows of $3.7 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively. The reconciliation of free cash flow to cash flow from operating activities is set forth below:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(188)	$(5,688)
Subtract:
Purchases of property and equipment	(3,553)	(3,464)

Free cash flow	$(3,741)	$(9,152)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K during the three months ended March 31, 2012.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three months ended March 31, 2012, approximately 13% of our consolidated sales were generated outside the United States, and we anticipate that sales generated outside the United States will represent greater than 10% of our consolidated sales for fiscal 2012 and will continue to grow in subsequent fiscal years.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition for fiscal 2012. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against the applicable foreign currency. Our expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.

During the three months ended March 31, 2012 and 2011, we incurred foreign exchange gains of $1.1 million and $0.1 million, respectively. The significant increase in gains arising from transactions denominated in foreign currencies for the three months ended March 31, 2012 as compared to the same period of 2011 was due to the significant increase of foreign denominated intercompany receivables held by us from one of our Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response and the weakening of the U.S. dollar as compared to the Australian dollar during the three months ended March 31, 2012. During the three months ended March 31, 2012, we realized gains of $0.5 million related to transactions denominated in foreign currencies. During the three months ended March 31, 2011, there were no material realized gains or losses related to transactions denominated in foreign currencies. As of March 31, 2012, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment nature” totaling $18.3 million, or $17.6 million Australian.

A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $1.8 million gain or loss.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K. During the three months ended March 31, 2012, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K.

Item 6. Exhibits.

10.1*	Amended and Restated Credit Agreement among EnerNOC, Inc., ENOC Securities Corporation and Silicon Valley Bank, dated as of March 14, 2012.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: May 8, 2012	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Kevin Bligh
Kevin Bligh
Chief Accounting Officer