Form 10-Q
period 2012-06-30
ENERNOC INC
filed 2012-08-08
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 28,709,155 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 2, 2012.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$79,414	$87,297
Restricted cash	219	158
Trade accounts receivable, net of allowance for doubtful accounts of $334 and $192 at June 30, 2012 and December 31, 2011, respectively	27,107	22,513
Unbilled revenue	305	64,448
Capitalized incremental direct customer contract costs	14,367	5,416
Deposits	17,449	14,050
Prepaid expenses and other current assets	9,034	7,257

Total current assets	147,895	201,139
Property and equipment, net of accumulated depreciation of $59,219 and
$51,400 at June 30, 2012 and December 31, 2011, respectively	36,617	36,636
Goodwill	79,192	79,213
Customer relationship intangible assets, net	24,180	26,993
Other definite-lived intangible assets, net	4,707	5,524
Capitalized incremental direct customer contract costs, long-term	5,040	3,056
Deposits and other assets	675	1,235

Total assets	$298,306	$353,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$687	$2,335
Accrued capacity payments	31,474	58,332
Accrued payroll and related expenses	10,639	11,937
Accrued expenses and other current liabilities	7,495	6,107
Accrued performance adjustments	6,550	6,045
Deferred revenue	26,801	10,544

Total current liabilities	83,646	95,300
Long-term liabilities
Deferred acquisition consideration	517	500
Accrued acquisition contingent consideration, long term	379	336
Deferred tax liability	3,391	2,646
Deferred revenue, long-term	11,741	6,810
Other liabilities	507	464

Total long-term liabilities	16,535	10,756
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,729,655 and 27,306,548 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	29	27
Additional paid-in capital	336,907	329,817
Accumulated other comprehensive loss	(813)	(955)
Accumulated deficit	(137,998)	(81,149)

Total stockholders’ equity	198,125	247,740

Total liabilities and stockholders’ equity	$298,306	$353,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
DemandSMART	$26,205	$52,578	$43,928	$78,394
EfficiencySMART, SupplySMART, CarbonSMART and other	7,068	6,326	13,795	12,272

Total revenues	33,273	58,904	57,723	90,666
Cost of revenues	24,928	38,527	43,490	57,728

Gross profit	8,345	20,377	14,233	32,938
Operating expenses:
Selling and marketing	13,906	13,620	26,336	25,207
General and administrative	18,387	15,899	36,111	32,212
Research and development	3,818	3,350	7,622	6,582

Total operating expenses	36,111	32,869	70,069	64,001

Loss from operations	(27,766)	(12,492)	(55,836)	(31,063)
Other (expense) income, net	(536)	(142)	697	(14)
Interest expense	(417)	(238)	(897)	(401)

Loss before income tax	(28,719)	(12,872)	(56,036)	(31,478)
Provision for income tax	(417)	(101)	(813)	(767)

Net loss	$(29,136)	$(12,973)	$(56,849)	$(32,245)

Loss per common share
Basic	$(1.10)	$(0.51)	$(2.16)	$(1.27)

Diluted	$(1.10)	$(0.51)	$(2.16)	$(1.27)

Weighted average number of common shares outstanding
Basic	26,505,322	25,537,483	26,378,322	25,393,864
Diluted	26,505,322	25,537,483	26,378,322	25,393,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(29,136)	$(12,973)	$(56,849)	$(32,245)
Foreign currency translation adjustments	(257)	28	142	29

Comprehensive loss	$(29,393)	$(12,945)	$(56,707)	$(32,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(56,849)	$(32,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,794	7,439
Amortization of acquired intangible assets	3,630	2,525
Stock based compensation expense	6,677	7,267
Impairment of equipment	343	340
Unrealized foreign exchange transaction gain	(210)	(110)
Deferred taxes	744	701
Non-cash interest expense	235	56
Accretion of fair value of deferred and contingent purchase price consideration related to acquisition	59	183
Other, net	157	159
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(4,782)	(8,765)
Unbilled revenue	64,144	56,063
Prepaid expenses and other current assets	(1,511)	(1,462)
Capitalized incremental direct customer contract costs	(10,935)	(3,877)
Other assets	(28)	238
Other noncurrent liabilities	45	(32)
Deferred revenue	21,274	3,920
Accrued capacity payments	(26,840)	(23,349)
Accrued payroll and related expenses	(949)	1,114
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	243	(2,113)

Net cash provided by operating activities	4,241	8,052

Cash flows from investing activities
Payments made for acquisitions of businesses, net of cash acquired	—	(41,047)
Payments made for contingent consideration related to acquisitions	—	(1,500)
Cash held by third party for potential acquisition	—	(28,077)
Purchases of property and equipment	(9,134)	(12,144)
Change in restricted cash and deposits	(2,911)	(597)
Change in long-term assets	(111)	(522)

Net cash used in investing activities	(12,156)	(83,887)

Cash flows from financing activities
Proceeds from exercises of stock options	65	1,737
Repayment of borrowings and payments under capital leases	—	(20)

Net cash provided by financing activities	65	1,717
Effects of exchange rate changes on cash and cash equivalents	(33)	(62)

Net change in cash and cash equivalents	(7,883)	(74,180)
Cash and cash equivalents at beginning of period	87,297	153,416

Cash and cash equivalents at end of period	$79,414	$79,236

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions, including earn out payments	$—	$15,132

Issuance of common stock in satisfaction of bonuses	$350	$440

Deferred acquisition consideration	$—	$3,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company builds on its position as a leading demand response services provider by using its NOC and energy management application platform to deliver a portfolio of additional energy management applications and services to new and existing C&I, electric power grid operator and utility customers. These additional energy management applications and services include its EfficiencySMART, SupplySMART and CarbonSMART applications and services, and certain other products. EfficiencySMART is its data-driven energy efficiency suite that includes commissioning and retro-commissioning authority services, energy consulting and engineering services, a persistent commissioning application and an enterprise energy management application for managing energy across a portfolio of sites. SupplySMART is its energy price and risk management application that provides its C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill information management. CarbonSMART is its enterprise carbon management application that supports and manages the measurement, tracking, analysis, reporting and management of greenhouse gas emissions. The Company’s products include its wireless technology solutions for energy management and demand response related to its leading energy management applications including an agriculture specific wireless technology solution acquired in connection with the acquisition of M2M Communications Corporation (M2M) in January 2011.

Reclassifications

The Company has reclassified certain costs in its condensed consolidated balance sheet as of December 31, 2011 resulting in a decrease to both accounts receivable and deferred revenues of $2,012 to properly account for outstanding accounts receivable where the fees had been deferred because they were not fixed or determinable.

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

In July 2012, the Company replaced $13,500 of its outstanding letters of credit covering its financial assurance requirements in a program in which the Company participates with a cash deposit.

There were no other material recognizable subsequent events recorded or requiring disclosure in the June 30, 2012 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2012 and statements of operations and statements of cash flows for the three and six months ended June 30, 2012 and 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2012 (fiscal 2012).

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, valuations and purchase price allocations related to business combinations, fair value of deferred acquisition consideration, fair value of accrued acquisition contingent consideration, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, fair value of asset retirement obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of other comprehensive income and included in accumulated other comprehensive loss within stockholders’ equity. (Losses) gains arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other (expense) income, net in the unaudited condensed consolidated statements of operations and were ($556) and ($286) for the three months ended June 30, 2012 and 2011, respectively, and $588 and $(200) for the six months ended June 30, 2012 and 2011, respectively. The significant increase in foreign exchange (losses) gains arising from transactions denominated in foreign currencies for the three and six months ended June 30, 2012 as compared to the comparable periods of 2011 are due to the significant increase of foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate. During the three months ended March 31, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized gain of $494. During the three months ended June 30, 2012 and 2011, there were no material realized gains or losses incurred related to transactions denominated in foreign currencies. As of June 30, 2012, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $19,796 ($19,482 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of June 30, 2012, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $18,330 ($18,039 Australian).

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of June 30, 2012 and 2011, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive loss, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs of $1,636 and $2,272 for the three months ended June 30, 2012 and 2011, respectively, and $2,294 and $3,109 for the six months ended June 30, 2012 and 2011, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40 (ASC 350-40), Internal-Use Software. The capitalized amount was included as software in property and equipment at June 30, 2012 and December 31, 2011. Amortization of capitalized internal use software costs was $1,104 and $1,026 for the three months ended June 30, 2012 and 2011, respectively, and $2,179 and $1,868 for the six months ended June 30, 2012 and 2011, respectively. Accumulated amortization of capitalized internal use software costs was $13,326 and $11,147 as of June 30, 2012 and December 31, 2011, respectively. The decrease in capitalized software development costs for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to the capitalized software development costs during the three and six months ended June 30, 2011 related to a company-wide enterprise resource planning systems implementation project, which was put into production in June 2011 and is being amortized over a five year useful life.

Impairment of Property and Equipment

During the three and six months ended June 30, 2012, the Company identified impairment indicators related to certain demand response equipment as a result of the removal of such equipment from service during the three and six months ended June 30, 2012. As a result of these impairment indicators, the Company performed impairment tests during the three and six months ended June 30, 2012 and recognized impairment charges of $253 and $343 during the three and six months ended June 30, 2012, respectively, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

As of June 30, 2012, approximately $1,416 of the Company’s generation equipment is utilized in open market demand response programs. The recoverability of the carrying value of this generation equipment is largely dependent on the rates that the Company is compensated for its committed capacity within these programs. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of this generation equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of 10% by itself would not result in an impairment charge related to this generation equipment.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes Australia, New Zealand and the United Kingdom. Revenues are based upon customer location, and internationally totaled $3,332 and $2,163 for the three months ended June 30, 2012 and 2011, respectively, and totaled $6,351 and $7,021 for the six months ended June 30, 2012 and 2011, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	90%	96%	89%	92%
Canada	7	4	8	8
All other	3	*	3	*

Total	100%	100%	100%	100%

*	Represents less than 1% of total revenues.

As of June 30, 2012 and December 31, 2011, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Unaudited Pro Forma Information

The Company concluded that the acquisition of Energy Response on July 1, 2011 represented a material business combination under the provisions of ASC 805, Business Combinations (ASC 805), and therefore, pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of Energy Response. The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Energy Response as if the acquisition had occurred on January 1, 2010 with pro forma adjustments to give effect to amortization of intangible assets, a decrease in interest expense as all of Energy Response’s debt arrangement were settled in connection with the acquisition, an increase in weighted average number of common shares outstanding based on the shares issued in connection with the acquisition and certain other adjustments:

Six Months Ended
June 30,
2011
Net revenue	$93,861
Net loss	$(35,313)
Net loss per common share:
Basic	$(1.38)

Diluted	$(1.38)

The direct acquisition fees and expenses of approximately $500 were a direct result of the transaction and are excluded from the unaudited pro forma information above for the six months ended June 30, 2011. However, the unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Energy Response occurred on January 1, 2010.

3. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of June 30, 2012 and December 31, 2011:

		As of June 30, 2012		As of December 31, 2011
	Weighted Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (in years)	Amount	Amortization	Amount	Amortization
Customer relationships	4.60	$32,249	$(8,069)	$32,279	$(5,286)

Total customer relationship intangible assets		32,249	(8,069)	32,279	(5,286)
Customer contracts	4.75	4,217	(2,212)	4,217	(2,007)
Employment agreements and non-compete agreements	1.74	1,725	(913)	1,726	(707)
Software	—	120	(120)	120	(103)
Developed technology	2.32	2,296	(838)	2,297	(517)
Trade name	1.65	575	(283)	575	(225)
Patents	7.67	180	(40)	180	(32)

Total other definite-lived intangible assets		$9,113	$(4,406)	$9,115	$(3,591)

Total		$41,362	$(12,475)	$41,394	$(8,877)

The change in intangible assets from December 31, 2011 to June 30, 2012 was due to foreign currency translation adjustments. Amortization expense related to intangible assets amounted to $1,794 and $1,373 for the three months ended June 30, 2012 and 2011, respectively, and $3,630 and $2,525 for the six months ended June 30, 2012 and 2011, respectively. Amortization expense for developed technology, which was $161 and $199 for the three months ended June 30, 2012 and 2011, respectively, and $322 and $330 for the six months ended June 30, 2012 and 2011, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of operations. The intangible asset lives range from one to ten years and the weighted average remaining life was 4.33 years at June 30, 2012. Estimated amortization is $3,759, $7,196, $6,431, $4,610, $4,030 and $2,861 for the six months ending December 31, 2012, and years ending 2013, 2014, 2015, 2016 and thereafter, respectively.

Goodwill

During the three months ended June 30, 2012, as a result of a continued decline in the Company’s market capitalization, the Company determined that indicators of a potential impairment existed with respect to its all other operations reporting unit, which represents all of the Company’s operations with the exception of its Australia and New Zealand operations, requiring the first step of an interim goodwill impairment test as of June 30, 2012. The Company completed the first step of the goodwill impairment test as of June 30, 2012 using a consistent methodology with its previous annual goodwill impairment test and determined that the fair value of its all other operations reporting unit exceeded the net assets of that reporting unit. As a result, the Company concluded that no goodwill impairment existed as of June 30, 2012.

A prolonged continued decline in the Company’s market capitalization may result in the performance of additional interim goodwill impairment tests, which may result in a goodwill impairment charge.

The following table shows the change of the carrying amount of goodwill from December 31, 2011 to June 30, 2012:

Balance at December 31, 2011	$79,213
Purchase price adjustment related to Energy Response (1)	34
Foreign currency translation impact	(55)

Balance at June 30, 2012	$79,192

(1)	Based on new information gathered during the first quarter of 2012 about facts and circumstances that existed as of the acquisition date related to a pre-acquisition liability of Energy Response, the Company reflected this additional liability as part of its purchase accounting, resulting in a decrease of net tangible assets acquired and a corresponding increase to goodwill.

4. Net Loss Per Share

A reconciliation of basic and diluted share amounts for the three and six months ended June 30, 2012 and 2011 are as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	26,505	25,537	26,378	25,394
Weighted average common stock equivalents	—	—	—	—

Diluted weighted average common shares outstanding	26,505	25,537	26,378	25,394

Weighted average anti-dilutive shares related to:
Stock options	1,431	1,818	1,491	1,918
Nonvested restricted stock	1,750	623	1,507	518
Restricted stock units	138	263	164	293
Escrow shares	329	304	333	292

In the reporting period in which the Company had reported net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares consist of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

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

In July 2012, the Company released 51,921 and 46,509 shares held in escrow related to the Global Energy Partners, Inc. (Global Energy) and Energy Response acquisitions, respectively, in accordance with the provisions within their respective escrow agreements.

5. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At June 30, 2012 and at December 31, 2011, the Company had no outstanding debt obligations.

6. Fair Value Measurements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	Fair Value Measurement at June 30, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$15,299	$15,299	$—	$—

Liabilities:
Deferred acquisition consideration (2)	517	—	—	517
Accrued acquisition contingent consideration (2)	379	—	—	379

	$896	$—	$—	$896

(1)	Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. Decrease in investments in money market funds from December 31, 2011 is a result of transfer of funds to the Company’s operating account to be utilized for new contractual financial assurance requirements.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The increase in fair value for the six months ended June 30, 2012 of $60 is due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $59 and changes in exchange rates. There have been no changes with respect to the probability or timing of payment subsequent to December 31, 2011.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Fair Value Measurement at December 31, 2011 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,841	$51,841	$—	$—

Liabilities:
Deferred acquisition consideration (2)	500	—	—	500
Accrued acquisition contingent consideration (2)	336	—	—	336

	$836	$—	$—	$836

(1)	Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3).

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, refer to Note 1 for discussion of the determination of fair value of these assets.

7. Financing Arrangements

In April 2011, the Company and one of its subsidiaries entered into a $75,000 senior secured revolving credit facility pursuant to a credit agreement, which was subsequently amended in June 2011, November 2011 and December 2011 (the 2011 credit facility), with SVB and one other financial institution. In March 2012, the Company and one of its subsidiaries entered into the 2012 credit facility (the 2012 credit facility) under which SVB became the sole lender, the Company’s borrowing limit was decreased from $75,000 to $50,000 and certain of its financial covenant compliance requirements were modified or eliminated. The material changes in the 2012 credit facility to the Company’s monthly and quarterly financial covenants included:

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

In May 2012, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing approximately $45,000 of its available cash on hand and a $7,000 letter of credit issued under the 2012 credit facility. At the end of May 2012, based on the capacity that the Company cleared in the above open market bidding program and the required post-auction financial assurance requirements, the Company recovered $30,000 of the $45,000 of its available cash that it had provided as financial assurance prior to the auction and the $7,000 letter of credit was cancelled.

In June 2012, the Company entered into an amendment to the 2012 credit facility which amended the quarterly financial covenant to reduce minimum earnings levels for the period ended June 30, 2012. As of June 30, 2012, the Company was in compliance with all of its covenants under the 2012 credit facility, including all financial covenants. The Company believes that it is reasonably assured that it will comply with the financial covenants under the 2012 credit facility for the foreseeable future.

As of June 30, 2012, the Company had no borrowings, but had outstanding letters of credit totaling $ 40,338 under the 2012 credit facility. As of June 30, 2012, the Company had $ 9,662 available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

In July 2012, the Company replaced $13,500 of its outstanding letters of credit covering its financial assurance requirements in a program in which the Company participates with a cash deposit.

8. Commitments and Contingencies

In June 2012, the Company exercised its termination option under the current lease for its principal executive offices at 75-101 Federal Street, Boston, Massachusetts (the Current Lease) and provided notice of its election to terminate the Current Lease effective as of June 30, 2013. As a result of its election to terminate the Current Lease, the Company is required to make a lease termination payment of $1,146 of which $573 was paid upon exercise of the election to terminate and the remaining $573 is due and payable on or before July 1, 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded the fair value of this lease termination expense of $1,146 within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations during the three months ended June 30, 2012. The Company determined the fair value of the lease termination obligation based on the $573 paid upon the election to terminate the lease plus the $573 that will be paid on or before July 1, 2013. Pursuant to the terms of the Current Lease, in addition to the lease termination payment, the Company is required to continue to pay its contractual lease payments through the lease termination date of June 30, 2013. The Company will record the remaining contractual lease payments ratably through the lease termination date since the Company currently intends to utilize the leased space through the lease termination date. As a result of its election to terminate the Current Lease, the Company has re-evaluated the estimated useful life of the leasehold improvements and furniture and fixtures related to this leased space and has concluded that a change in the estimated useful life is required. As a result, commencing in June 2012, the Company revised the estimated useful life of these associated assets totaling $937 to fully depreciate the remaining net book value of these assets over the shorter of their remaining useful life or the revised lease termination date.

In July 2012, the Company entered into a lease for its new principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company is currently making certain improvements to the leased space and intends to occupy the space during the first half of the fiscal year ending December 31, 2013. In accordance with the New Lease, the landlord is providing certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the Company will record the incentives as deferred rent and expense these amounts as reductions of lease expense over the lease term. Although lease payments under this arrangement do not commence until August 2013, as the Company has the right to use and controls physical access to the space, the Company has determined that the lease term commenced in July 2012 and as a result is recording rent expense on this lease arrangement on a straight-line basis. The New Lease arrangement also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and will record the estimated fair value of these obligations as the related leasehold improvements are incurred. The Company will accrete the liability to fair value over the life of the lease as a component of general and administrative expense.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows:

Operating Leases
Remainder of 2012	$2,627
2013	4,914
2014	4,957
2015	3,967
2016	3,851
Thereafter	14,236

Total minimum lease payments (not reduced by sublease rentals of $294)	$34,552

As of June 30, 2012, the Company is contingently liable under outstanding letters of credit for $ 40,338. As of June 30, 2012 and December 31, 2011, the Company had restricted cash balances of $219 and $158, respectively, which relate to amounts to collateralize certain obligations to vendors, collateralize outstanding letters of credit and cover financial assurance requirements in certain of the programs in which the Company participates.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of June 30, 2012 were $57,370 and included deposits held by certain customers of $17,032 at June 30, 2012. In July 2012, the Company replaced $13,500 of its outstanding letters of credit covering its financial assurance requirements in a program in which the Company participates with a cash deposit.

These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposit may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of June 30, 2012, the Company had no remaining deferred fees that were included in deferred revenue. As of June 30, 2012, the maximum termination penalty that the Company is subject to under these arrangements, which the Company has not deemed probable of incurring, is approximately $7,263.

As of June 30, 2012 and December 31, 2011, the Company has accrued for $6,550 and $6,045, respectively, of performance adjustments related to fees received for its participation in a demand response program in the accompanying unaudited condensed consolidated balance sheets. The Company believes that it is probable that these fees will need to be re-paid to the electric power grid operator in fiscal 2012 as a result of the Company not delivering all of its MW obligations under this demand response program.

The Company is currently involved in an ongoing matter related to a review of certain fees received under a contractual arrangement. This matter is still in its initial stages and no claim has currently been asserted. However, based on the additional discussions related to this matter that occurred during the three months ended June 30, 2012, the Company believes that it is probable that a loss has been incurred. The Company has determined that the estimate of the loss currently represents a range and while the Company can reasonably estimate the low end of the range, it is not possible at this time to reasonably estimate the upper end of the range. The Company has accrued the low end of the range as required under ASC 450, Contingencies. The amount accrued is not material to the Company’s consolidated results of operations for the three or six months ended June 30, 2012. As this matter is still in its initial stages, the potential magnitude of the range of loss is still uncertain and could exceed the amount currently accrued by more than an insignificant amount.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

9. Stock-Based Compensation

During the six months ended June 30, 2012 and 2011, the Company issued 44,871 shares and 18,211 shares of its common stock, respectively, to a certain executive to satisfy a portion of the Company’s bonus obligation to that individual. The Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) provides for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. As of June 30, 2012, 954,730 shares were available for future grant under the 2007 Plan.

Stock Options

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	1.8%	3.3%
Vesting term, in years	2.22	2.22
Expected annual volatility	80%	79%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.9%	7.3%
Exit rate post-vesting	14.06%	14.06%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the Credit Facility preclude the Company from paying dividends. During the three months ended June 30, 2012, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense. The changes in estimates of the volatility, exit rate pre-vesting and exit rate post-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	$519	$1,364	$1,113	$3,145
Restricted stock and restricted stock units	2,780	2,421	5,564	4,122

Total	$3,299	$3,785	$6,677	$7,267

Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Selling and marketing expenses	$1,192	$1,255	$2,246	$2,298
General and administrative expenses	1,794	2,212	3,804	4,380
Research and development expenses	313	318	627	589

Total	$3,299	$3,785	$6,677	$7,267

The stock-based compensation expense related to share-based payments to non-employees was not material for the three and six months ended June 30, 2012 and 2011. The Company recognized no material income tax benefit from share-based compensation arrangements during the three and six months ended June 30, 2012 and 2011. In addition, no material compensation cost was capitalized during the three and six months ended June 30, 2012 and 2011.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,611,391	$0.17 - $48.06	$15.35	$4,195	(2)
Granted	5,450		7.59
Exercised	(120,897)		0.54	$930	(3)
Cancelled	(119,682)		25.17

Outstanding at June 30, 2012	1,376,262	$0.17 - $48.06	15.76	$1,357	(4)

Weighted average remaining contractual life in years: 4.3
Exercisable at end of period	1,175,321	$0.17 - $48.06	$14.33	$1,351	(4)

Weighted average remaining contractual life in years: 4.1
Vested or expected to vest at June 30, 2012 (1)	1,363,241	$0.17 - $48.06	$15.68	$1,356	(4)

(1)	This represents the number of vested options as of June 30, 2012 plus the number of unvested options expected to vest as of June 30, 2012 based on the unvested options outstanding at June 30, 2012, adjusted for the estimated forfeiture rate of 7.9%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $10.87 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2012 of $7.24 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands, except share and per share amounts		In thousands, except share and per share amounts
Total number of options granted during the period	2,950	23,600	5,450	39,950
Weighted-average fair value per share of options granted	$3.73	$11.03	$4.65	$11.96
Total intrinsic value of options exercised(1)	$17	$528	$930	$2,789

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of June 30, 2012, 1,364,769 options were held by employees and directors of the Company and 11,493 options were held by non-employees. For outstanding unvested stock options related to employees as of June 30, 2012, the Company had $2,617 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. There were no material unvested non-employee options as of June 30, 2012.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of June 30, 2012, the Company had $8,857 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of June 30, 2012, the Company had $6,802 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.5 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of June 30, 2012, the Company had $1,511 of unrecognized stock-based compensation expense. If and when any additional portion of the awards is deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	1,141,643	$15.31	(1)
Granted	1,300,878	7.34
Vested	(194,339)	16.24
Cancelled	(122,122)	12.68

Nonvested at June 30, 2012	2,126,060	$10.48

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 11,450 shares of restricted stock granted to certain non-executive employees and 43,793 shares of restricted stock granted to certain members of the Company’s board of directors during the six months ended June 30, 2012 that were immediately vested.

The fair value of restricted stock where vesting is solely based on service vesting condition is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation (ASC 718) over the vesting period. During the six months ended June 30, 2012, the Company granted 1,023,010 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.

In November 2011, the Company’s board of directors approved a plan to include performance-based stock awards as part of the annual non-executive bonus plan. In December 2011, 283,334 shares were issued under the 2007 Plan with a fair value of $2,700 and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. Through December 31, 2011, the Company determined that no awards were probable of vesting and as a result, no stock-based compensation expense related to these awards was recorded through December 31, 2011. In March 2012, the performance conditions were modified and the Company determined that the modified performance conditions were probable of being achieved. As the performance-based stock awards were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the award. The fair value of these awards was re-measured as of the modification date resulting in a new grant-date fair value of $2,132 after accounting for cancelled grants due to employee terminations. As these awards were probable of vesting as of March 31, 2012 and a portion of the service period had lapsed, the Company recorded a cumulative catch-up adjustment of stock-based compensation expense during the three months ended March 31, 2012 as required by ASC 718. During the three and six months ended June 30, 2012, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information about Restricted Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	in thousands, except share and per share amounts
Total number of shares of restricted stock granted during the period	295,418	79,600	1,300,878	454,381
Weighted average fair value per share of restricted stock granted	$6.22	$17.86	$7.34	$19.68
Total number of shares of restricted stock vested during the period	30,644	15,214	194,339	46,122
Total fair value of shares of restricted stock vested during the period	$198	$263	$1,680	$886

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	229,020	$26.75
Granted	—	—
Vested	(78,584)	26.36
Cancelled	(22,500)	28.59

Nonvested at June 30, 2012	127,936	$26.66

Additional Information about Restricted Stock Units

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	in thousands, except share and per share amounts
Total number of shares of restricted stock vested during the period	13,856	16,981	78,584	81,709
Total fair value of shares of restricted stock vested during the period	$86	$288	$731	$1,466

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of June 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary loss for the fiscal year, the enterprise will record an interim period tax provision based on applying the estimated annual effective tax rate to the ordinary loss. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate then the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company has determined that it is currently unable to make a reliable estimate of its annual effective tax rate as of June 30, 2012 due to unusual sensitivity to the rate as it relates to the current forecasted fiscal 2012 U.S. ordinary income. As a result, the Company recorded a tax provision for the six months ended June 30, 2012 based on its actual effective tax rate for six months ended June 30, 2012. The tax provision recorded for the three and six months ended June 30, 2012 was $417 and $813, respectively, and represented the following:

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

If the Company is able to make a reliable estimate of its annual effective tax rate as of September 30, 2012, then as required by ASC 740, the Company will utilize that rate to provide for income taxes on a current year-to-date basis, which could result in a benefit from income taxes being recorded during the three months ended September 30, 2012, which would be predominantly offset by a provision recorded during the three months ending December 31, 2012. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate as of September 30, 2012, the Company expects to follow a consistent methodology as applied for the three and six months ended June 30, 2012.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of June 30, 2012, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company provided a full valuation allowance on all of its U.S. deferred tax assets.

11. Concentrations of Credit Risk

The following table presents the Company’s significant customers. ISO-New England, Inc. (ISO-NE) is a regional electric power grid operator customer, which is comprised of multiple utilities and was formed to control the operation of the regional power system in New England, coordinate the supply of electricity, and establish fair and efficient markets. No other customers comprised more than 10% of consolidated revenues during either the three or six months ended June 30, 2012. During the three and six months ended June 30, 2011, the only additional customer who comprised more than 10% of consolidated revenues was PJM Interconnection (PJM), which represented 52% and 35% of consolidated revenues for the three and six months ended June 30, 2011, respectively.

	Three Months Ended June 30,
	2012				2011
	Revenues		% of Total Revenues		Revenues	% of Total Revenues
ISO-New England, Inc.	$6,588		20%		$8,406	14%
PJM		*		*	30,756	52

	Six Months Ended June 30,
	2012				2011
	Revenues		% of Total Revenues		Revenues	% of Total Revenues
ISO-New England, Inc.	$12,875		22%		$20,123	22%
PJM		*		*	31,373	35

*	Represents less than 10% of total revenues.

Based on the changes to certain program rules, the Company has concluded that it no longer has the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in the fiscal year ending December 31, 2012, all demand response capacity revenues related to participation in the PJM open market program are being recognized at the end of the performance period, or during the three months ended September 30th of the applicable year.

Accounts receivable from PJM was approximately 1% and 30% of the accounts receivable balance at June 30, 2012 and December 31, 2011, respectively. The Commonwealth of Massachusetts was the only customer that comprised 10% or more of the accounts receivable balance at June 30, 2012, which represented 16% of such accounts receivable balance. Other than PJM, Tennessee Valley Authority was the only additional customer that comprised 10% or more of the accounts receivable balance at December 31, 2011, which represented 13% of such accounts receivable balance.

Unbilled revenue related to PJM was $0 and $64,099 at June 30, 2012 and December 31, 2011, respectively. There was no significant unbilled revenue for any other customers at June 30, 2012 and December 31, 2011.

Deposits and restricted cash consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $17,032 and $14,281 at June 30, 2012 and December 31, 2011, respectively. Restricted cash to secure insurance commitments was $219 and $158 at June 30, 2012 and December 31, 2011, respectively.

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

We believe that we are the largest demand response service provider to C&I customers. As of June 30, 2012, we managed over 8,300 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 5,600 accounts and approximately 13,000 sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, we have received substantially all of our revenues from electric power grid operators and utilities, who make recurring payments to us for managing demand response capacity that we share with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

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

Significant Recent Developments

On June 28, 2012, we notified our landlord that we intend to terminate the current lease for our principal executive offices at 75-101 Federal Street, Boston, Massachusetts, which we refer to as the Current Lease, effective as of July 1, 2013 pursuant to a termination option contained in the Current Lease. In connection with this termination, we are obligated to pay a termination fee of approximately $1.1 million, payable in two equal installments. We paid the initial installment on June 28, 2012 and the remaining installment will be paid to the landlord on or before July 1, 2013.

On July 5, 2012, we entered into a new lease for our principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts, which we refer to as the New Lease. Pursuant to the New Lease, we have agreed to lease approximately 82,000 square feet of office space and expect to move into the premises on or about May 1, 2013. The term of the New Lease began on July 5, 2012 and will continue until July 31, 2020, however the obligation to pay rent will not commence until August 1, 2013. The average monthly rent over the initial term of the New Lease is $0.3 million, exclusive of operating expenses. Pursuant to the New Lease, we have a right of first offer, subject to the rights of existing tenants in the building, whereby we may lease certain additional space in the building during the term of the New Lease and the right to extend the New Lease for one period of five years upon the expiration of the initial term. Under the terms of the New Lease, we are required to provide a security deposit in the form of an unconditional and irrevocable letter of credit of approximately $1.8 million, subject to reduction commencing August 1, 2015, and will be required to pay our pro rata share of any building operating expenses and real estate taxes over and above a base year, as well as certain utility costs. Additionally, we also have certain rights to sublease the New Lease.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our energy management applications, services and products. We do not recognize any revenues until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured.

Our revenues from our demand response services primarily consist of capacity and energy payments, including ancillary services payments. We derive revenues from demand response capacity that we make available in open market programs and pursuant to contracts that we enter into with electric power grid operators and utilities. In certain markets, we enter into contracts with electric power grid operators and utilities, generally ranging from three to ten years in duration, to deploy our demand response services. We refer to these contracts as utility contracts.

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

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of June 30, 2012 and December 31, 2011, there were no deferred incremental direct contract acquisition costs. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the three months ended June 30, 2012 and 2011, we deferred $8.0 million and $2.1 million, respectively, of incremental direct costs. During the six months ended June 30, 2012 and 2011, we deferred $10.7 million and $4.1 million, respectively, of incremental direct costs. The increase in the deferral of incremental direct costs during the six months ended June 30, 2012 compared to the same period in 2011 was primarily related to the deferral of the costs associated with the payment obligations to our C&I customers in connection with our participation in the PJM Interconnection, or PJM, open market demand response program due to the change in our revenue recognition in the fiscal year ending December 31, 2012, or fiscal 2012. In addition, the increase in the deferral of incremental costs during the six months ended June 30, 2012 as compared to the same period in 2011 was also due to our participation in the Western Australia demand response program, a program which we did not participate in during the six months ended June 30, 2011 where the associated fees have been deferred because they are not fixed or determinable until the end of the applicable program periods on September 30th. During the three months ended June 30, 2012 and 2011, we capitalized $2.7 million and $4.7 million, respectively, of production and generation equipment costs. During the six months ended June 30, 2012 and 2011, we capitalized $5.2 million and $6.6 million, respectively, of production and generation equipment costs. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

As of June 30, 2012, we had over 8,300 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing over 8,300 MW of demand response capacity. In determining our MW under management in the seasonal demand response programs in which we participate, we typically count the maximum determinable amount of curtailable load for a C&I customer site over a trailing twelve-month period as the MW under management for that C&I customer site. However, the trailing period could be longer in certain programs under which significant rule changes have occurred or under which we do not have enough obligation to enroll all of our MW in a given program period, but have enough obligation in a future program period to enroll those MW again. We generally begin earning revenues from our MW under management within approximately one month from the date on which we enable the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM forward capacity market, which is a market from which we derive a substantial portion of our revenues. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we actually earn revenues from that MW. Certain other markets in which we currently participate, such as the ISO New England, Inc., or ISO-NE, market, or choose to participate in the future, operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.

In the PJM open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through

September. Based on the recent changes to certain PJM program rules, we have concluded that we no longer have the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are being recognized at the end of the performance period, or during the three months ended September 30th of the applicable year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue. No revenues related to the current PJM open market program year were recognized during the three months ended June 30, 2012, and therefore we had no unbilled revenues from PJM at June 30, 2012. In accordance with our policy to capitalize direct and incremental costs associated with deferred revenues to the extent that such costs are realizable, we deferred the associated cost of our payments to C&I customers for the month of June totaling $3.7 million and will expense such deferred costs when the associated deferred revenues are recognized. We have evaluated the direct and incremental costs for recoverability prior to capitalization and determined that the capitalized costs are realizable.

In February 2012, the Federal Energy Regulatory Commission, or FERC, issued an order substantially accepting a proposal by PJM regarding certain market rule changes with respect to the measurement and verification of demand response resources in the PJM capacity market, which we refer to as the PJM proposal. The FERC order resulted in the immediate implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. As a result, our future PJM revenues and profit margins will be significantly reduced and our future results of operations and financial condition will be negatively impacted. These impacts may be offset by our future growth in MW under management in the PJM market and effective management of our portfolio of demand response capacity.

Our revenues have historically been higher in our second and third fiscal quarters of our fiscal year due to seasonality related to the demand response market. As a result of the change in our ability to estimate performance in the PJM open market program, our revenues for the second quarter of fiscal 2012 are significantly lower than our revenues for the second quarter of the fiscal year ended December 31, 2011, or fiscal 2011, as all PJM revenues related to the current PJM program year which commenced on June 1, 2012 will be recognized during the third quarter of fiscal 2012. We recognized no revenue for the three or six months ended June 30, 2012 from open market sales to PJM, as compared to 52% and 35%, respectively, of our total revenues for the three and six months ended June 30, 2011.

Revenues generated from open market sales to ISO-NE accounted for 20% and 14%, respectively, of our total revenues for the three months ended June 30, 2012 and 2011 and 22% and 22%, respectively, of our total revenues for the six months ended June 30, 2012 and 2011. No other individual electric power grid operator or utility customer accounted for more than 10% of our total revenues for either the three or six months ended June 30, 2012.

In addition to demand response revenues, we generally receive either a subscription-based fee, consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services, specifically our EfficiencySMART, SupplySMART and CarbonSMART applications and services, and certain other wireless energy management products. Revenues derived from these applications and services were $7.1 million and $6.3 million, respectively, for the three months ended June 30, 2012 and 2011, and $13.8 million and $12.3 million, respectively, for the six months ended June 30, 2012 and 2011.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 554 full-time employees at June 30, 2011 to 625 full-time employees at June 30, 2012 due to our acquisition of Energy Response Holdings Pty Ltd, or Energy Response, in July 2011 and the overall growth of the company during this period. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management, further increase our headcount and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in future acquisitions could potentially increase our operating expenses in future periods.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, services and products, and enhancement of existing energy management applications, services and products, (d) quality assurance and testing and (e) other related overhead. During the three and six months ended June 30, 2012, we capitalized software development costs of $1.6 million and $2.3 million, respectively, and the amount is included as software in property and equipment at June 30, 2012. During the three and six months ended June 30, 2011, we capitalized software development costs of $2.3 million and $3.1 million, respectively, and the amount is included as software in property and equipment at June 30, 2011. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. During the six months ended June 30, 2012, in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plans, we granted 1,023,010 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions. These awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to us. In addition, in December 2011, we granted 283,334 shares of nonvested restricted stock to certain non-executive employees that contained performance-based vesting conditions in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plan. The performance conditions associated with the December 2011 grant were modified during the three months ended March 31, 2012. As a result of these grants of nonvested restricted stock, we anticipate that, on a per employee basis, stock-based compensation expense will increase with a corresponding decrease in cash compensation expense.

For the three months ended June 30, 2012 and 2011, we recorded expenses of approximately $3.3 million and $3.8 million, respectively, in connection with share-based payment awards to employees and non-employees. For the six months ended June 30, 2012 and 2011, we recorded expenses of approximately $6.7 million and $7.3 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to option grants through June 30, 2012, a future expense of non-vested options of approximately $2.6 million is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of June 30, 2012, we had $8.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of June 30, 2012, we had $6.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.5 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of June 30, 2012, we had $1.5 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Other Income and Expense, Net

Other income and expense consist primarily of gain or loss on transactions designated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense. We historically have invested our cash in money market funds, treasury funds, commercial paper, and municipal bonds.

Interest Expense

Interest expense primarily consists of fees associated with our $50.0 million senior secured revolving credit facility pursuant to an amended and restated credit agreement with Silicon Valley Bank, or SVB, which we refer to as the 2012 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
Revenues:
DemandSMART	$26,205	$52,578	$(26,373)	(50.2)%
EfficiencySMART, SupplySMART, CarbonSMART and Other	7,068	6,326	742	11.7

Total	$33,273	$58,904	$(25,631)	(43.5)%

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
Revenues:
DemandSMART	$43,928	$78,394	$(34,466)	(44.0)%
EfficiencySMART, SupplySMART, CarbonSMART and Other	13,795	12,272	1,523	12.4

Total	$57,723	$90,666	$(32,943)	(36.3)%

For the three months ended June 30, 2012, our DemandSMART revenues decreased by $26.4 million, or 50%, as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, our DemandSMART revenues decreased by $34.5 million, or 44%, as compared to the six months ended June 30, 2011. The decrease in our DemandSMART revenues was primarily attributable to changes in the following existing operating areas (dollars in thousands):

	Revenue (Decrease) Increase:	Revenue Decrease:
	Three Months Ended June 30, 2011 to June 30, 2012	Six Months Ended June 30, 2011 to June 30, 2012
PJM	$(29,661)	$(30,011)
Other (1)	3,288	(4,455)

Total decreased DemandSMART revenues	$(26,373)	$(34,466)

(1)	The amounts included in this category relate to net increases (decreases) in various demand response programs, none of which are individually material.

The decrease in DemandSMART revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to the change in the timing of PJM revenue recognition. As a result of recent changes to certain PJM program rules, we no longer have the ability to estimate performance in the PJM open market program and we recognized no revenues for the three or six months ended June 30, 2012 related to the PJM program year that commenced on June 1, 2012, as compared to $30.2 million and $30.4 million recognized in the three and six months ended June 30, 2011, respectively. The decrease in DemandSMART revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was also partly due to decreased energy payments as a result of fewer demand response events, as well as less favorable pricing and a decrease in enrolled MW in our ISO-NE programs. In addition, the decrease in DemandSMART revenues during the six months ended June 30, 2012 as compared to the same period in 2011 was also attributable to the recognition of previously deferred revenues during the six months ended June 30, 2011 as a result of an amendment to our utility contract with Ontario Power Authority, or the OPA contract. There was no similar recognition of deferred revenues under the OPA contract during the six months ended June 30, 2012. Finally, the recognition of contingent revenues during the six months ended June 30, 2011 related to a certain California demand response program as a result of finalization of performance contributed to the decrease in DemandSMART revenues during the six months ended June 30, 2012 as compared to the same period in 2011. There was no similar transaction during the six months ended June 30, 2012.

Contributing to the decrease in DemandSMART revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was a decrease in market rates in certain of our open market programs. The decrease in DemandSMART revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was partly offset by the recognition of revenues under certain new utility arrangements which were not in place during the same periods in 2011 and by an increase in our MW under management in certain of our other demand response programs.

For the three and six months ended June 30, 2012, our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues increased by $0.7 million and $1.5 million, respectively, as compared to the same periods in 2011, due to an increase in customers and revenues resulting from our acquisitions of Global Energy Partners, Inc., or Global Energy, and M2M, as well as an increase in EfficiencySMART customers. In addition, the increase in our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues for the six months ended June 30, 2012 was attributable to the recognition of a full six months of revenues during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, during which we acquired both Global Energy and M2M.

We currently expect our total revenues to decrease for fiscal 2012 as compared to fiscal 2011, primarily due to an expected decrease in revenues derived from the PJM market. This expected decrease is due to a decline in enrolled MW in the PJM market, a decline in MW obligation in a particular zone within the PJM market, a decline in PJM prices during fiscal 2012 as compared to fiscal 2011 and the implementation of PJM’s market rule changes regarding capacity compliance measurement and verification. Until PJM prices return to more historic levels, we expect our revenues derived from the PJM market to decrease as a percentage of our total annual revenues. We expect that this decrease will be partially offset as we further increase our MW under management in our other operating regions, enroll new C&I customers in our demand response programs, expand the sales of our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other services and products to our new and existing C&I customers, and pursue more favorable pricing opportunities with our C&I customers.

In addition, the discontinuance of PJM’s Interruptible Load for Reliability program in June 2012 reduced our flexibility to manage our portfolio of demand response capacity in the PJM market and will negatively impact our future revenues.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our energy management applications, services and products for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

Three Months Ended June 30,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$8,345	25.1%	$20,377	34.6%

Six Months Ended June 30,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$14,233	24.7%	$32,938	36.3%

The decrease in gross profit during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to the decrease in our revenues resulting from the change in the timing of PJM revenue recognition, as well as the recognition of significant previously deferred revenues in connection with the OPA contract and a certain California demand response program in which we participated during the three months ended March 31, 2011, for which we recognized the cost of such revenues in prior periods.

Our gross margin decreased during the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily due to the change in timing of PJM revenue recognition, which has a slightly higher average gross margin than certain of our other DemandSMART revenues and less favorable pricing in ISO-NE, which was not entirely offset by lower payments to our C&I customers. In addition, contributing to the decrease in our gross margin during the six months ended June 30, 2012 as compared to the same period in 2011 was the recognition of revenues during the three months ended March 31, 2011 in connection with the OPA contract and a California demand response program in which we participated, for which we recognized the cost of such revenues in previous periods

We currently expect that our gross margin for fiscal 2012 will be similar to our gross margin for fiscal 2011 due to the management of our portfolio of demand response capacity offsetting a decrease in MW enrolled in the PJM market, a decrease in PJM prices in fiscal 2012 as compared to fiscal 2011, which will not be entirely offset by lower payments to our C&I customers, and the implementation of PJM’s market rule changes regarding capacity compliance measurement and verification. We also expect that our gross margin for the three months ending September 30, 2012 will be the highest gross margin among our four quarterly reporting periods in fiscal 2012, consistent with our gross margin pattern in fiscal 2011 and prior years, due to seasonality related to the demand response industry.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2012	2011	Change
Operating Expenses:
Selling and marketing	$13,906	$13,620	2.1%
General and administrative	18,387	15,899	15.6%
Research and development	3,818	3,350	14.0%

Total	$36,111	$32,869	9.9%

	Six Months Ended June 30,		Percentage
	2012	2011	Change
Operating Expenses:
Selling and marketing	$26,336	$25,207	4.5%
General and administrative	36,111	32,212	12.1%
Research and development	7,622	6,582	15.8%

Total	$70,069	$64,001	9.5%

In certain forward capacity markets in which we choose to participate, such as PJM, we may enable our C&I customers, meaning we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, up to twelve months in advance of enrolling the C&I customer in a particular program. This market feature creates a longer average revenue recognition lag time across our C&I customer portfolio from the point in time when we consider a MW to be under management to when we actually earn revenues from that MW. As a result, there has been a trend of incurring operating expenses associated with enabling our C&I customers in advance of recognizing the corresponding revenues because we incur operational expenses, including salaries and related personnel costs, at the time of enablement.

The increase in payroll and related costs within our operating expenses during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily driven by an increase in headcount, from 554 full-time employees at June 30, 2011 to 625 full-time employees at June 30, 2012, partially as a result of our acquisition of Energy Response in July 2011. This increase was partially offset by a decrease in expected cash bonuses for fiscal 2012 as we granted certain restricted stock awards in lieu of a portion of cash bonuses, which awards will vest only if certain performance conditions are achieved. The expense related to these restricted stock awards is recorded as a component of stock-based compensation expense.

Selling and Marketing Expenses

	Three Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$9,753	$9,417	3.6%
Stock-based compensation	1,192	1,255	-5.0%
Other	2,961	2,948	0.4%

Total	$13,906	$13,620	2.1%

	Six Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$18,125	$17,066	6.2%
Stock-based compensation	2,246	2,298	-2.3%
Other	5,965	5,843	2.1%

Total	$26,336	$25,207	4.5%

The slight increase in selling and marketing expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to an increase in payroll and related costs resulting from the increase in the number of selling and marketing full-time employees from 178 at June 30, 2011 to 195 at June 30, 2012. This increase was offset by a decrease in expected cash bonuses for fiscal 2012 as a portion of those bonuses will be settled in shares of our common stock and therefore is recorded in stock-based compensation expense. The increase in selling and marketing expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was also offset by a decrease in commissions due to a decrease in the average commission percentage and a decrease in MW sold in PJM due to a decline in our enrolled MW in the PJM market for fiscal 2012.

The decrease in stock-based compensation for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to the grant date fair value of stock-based awards granted during the six months ended June 30, 2012, which was lower than the grant date fair value of stock-based awards that became fully vested during the six months ended June 30, 2012, as well as a reversal of stock-based compensation due to forfeitures of a greater number of stock-based awards. This decrease was offset by the stock-based compensation related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock and is therefore recorded as a component of stock-based compensation expense.

The increase in other selling and marketing expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due to a $0.5 million increase attributable to the allocation of company-wide costs based on headcount due to the increase in the number of selling and marketing full-time employees, offset by a $0.4 million decrease in amortization due to the impairment of certain intangible assets during the third quarter of 2011.

General and Administrative Expenses

	Three Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$8,746	$8,540	2.4%
Stock-based compensation	1,794	2,212	(18.9)%
Other	7,847	5,147	52.5%

Total	$18,387	$15,899	15.6%

	Six Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$18,018	$18,057	(0.2)%
Stock-based compensation	3,804	4,380	(13.2)%
Other	14,289	9,775	46.2%

Total	$36,111	$32,212	12.1%

The increase in general and administrative expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily driven by non-compensation related expenses. The increase in other general and administrative expenses for the three and six months ended June 30, 2012 compared to the same periods of 2011 was primarily attributable to a lease termination charge of $1.1 million as a result of our election to terminate the Current Lease effective June 30, 2013. The increase in general and administrative expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was also attributable to an increase in amortization expense for the three and six months ended June 30, 2012 of $0.8 million and $1.7 million, respectively, as a result of our acquisition of Energy Response in July 2011. The increase in general and administrative expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was also due to an increase of $0.4 million and $0.9 million, respectively, in technology and communications expenses due to software licensing and an increase of $0.4 million and $1.1 million, respectively, in professional services expenses due to an increase in legal expenses. This increase was offset by a decrease of $0.1 million and $0.4 million, respectively, in finance charges due to fees related to an arrangement that was terminated in late 2011.

The increase in payroll and related costs for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to an increase in the number of general and administrative full-time employees from 309 at June 30, 2011 to 347 at June 30, 2012. This increase was offset by a decrease in bonus expense due to a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock resulting in the expense being recorded as a component of stock-based compensation expense. The decrease in payroll and related costs for the six months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to the decrease in bonus expense. Although headcount increased, bonus expense decreased during that period due to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock resulting in the expense being recorded in stock-based compensation expense.

The decrease in stock-based compensation for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to significant stock-based awards granted in 2007 that became fully expensed. The decrease in stock-based compensation for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a reversal of stock-based compensation expense related to the forfeiture of stock-based awards that were granted to our former chief financial officer, as well as fully-vested stock awards granted to our board of directors with a lower grant-date fair value in the six months ended June 30, 2012 than the same amount of stock-based awards granted during the six months ended June 30, 2011. These decreases were offset by an increase in stock-based compensation related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock, which is recorded as a component of stock-based compensation expense.

Research and Development Expenses

	Three Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$2,160	$1,917	12.7%
Stock-based compensation	313	318	(1.6)%
Other	1,345	1,115	20.6%

Total	$3,818	$3,350	14.0%

	Six Months Ended June 30,		Percentage
	2012	2011	Change

Payroll and related costs	$4,413	$3,672	20.2%
Stock-based compensation	627	589	6.5%
Other	2,582	2,321	11.2%

Total	$7,622	$6,582	15.8%

The increase in research and development expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily driven by the costs associated with an increase in the number of research and development full-time employees from 67 at June 30, 2011 to 83 at June 30, 2012, as well as an increase in salary rates per full-time employee. These increases were offset by a decrease in the expense related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock, resulting in the expense being recorded in stock-based compensation expense. In addition, the increase for the three months ended June 30, 2012 compared to the same period in 2011 was offset by an increase in capitalized application development costs primarily related to our DemandSMART application.

The decrease in stock-based compensation expense for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to significant stock-based awards granted in 2007 that became fully expensed. This decrease was offset by an increase in stock-based compensation for the three and six months ended June 30, 2012, primarily due to the expense related to a portion of the expected cash bonuses for fiscal 2012 that will be settled in shares of our common stock and is therefore recorded as a component of stock-based compensation expense.

The increase in other research and development expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to an increase of $0.2 million and $0.2 million, respectively, in fees due to increased license fees.

Other (Expense) Income, Net

Other (expense) income, net for the three and six months ended June 30, 2012 was ($0.5) million and $0.7 million, respectively compared to other (expense), net for the three and six months ended June 30, 2011 of ($0.1) million and ($14,000), respectively. Other (expense) income, net was primarily comprised of foreign currency gains (losses) and a nominal amount of interest income. We have approximately $19.8 million in intercompany receivables that were a result of the acquisition of Energy Response in July 2011 held by the U.S. parent denominated in Australian dollars.

Income Taxes

The tax provision recorded for the three and six months ended June 30, 2012 was $0.4 million and $0.8 million, respectively, and represented the following:

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

In accordance with ASC 740, Income Taxes, or ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has an ordinary loss for the year to date at the end of an interim period and anticipates ordinary loss for the fiscal year, the enterprise will record an interim period tax provision based on applying the estimated annual effective tax rate to the ordinary loss. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate then the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. We have determined that we are currently unable to make a reliable estimate of our annual effective tax rate as of June 30, 2012 due to unusual sensitivity to the rate as it relates to the current forecasted U.S. ordinary income for fiscal 2012. As a result, we recorded a tax provision for the three and six months ended June 30, 2012 based on our actual effective tax rate for the six months ended June 30, 2012.

If we are able to make a reliable estimate of our annual effective tax rate as of September 30, 2012 and if we are still anticipating ordinary income for fiscal 2012, then as required by ASC 740, we will utilize that rate to provide for income taxes on a current year-to-date basis, which could result in a benefit from income taxes being recorded during the three months ending September 30, 2012, which would be predominantly offset by a provision recorded during the three months ending December 31, 2012. If we continue to be unable to make a reliable estimate of our annual effective tax rate as of September 30, 2012, we expect to follow a consistent methodology as applied for the three and six months ended June 30, 2012.

We reviewed all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as our ability to generate income in future periods. As of June 30, 2012, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance on all of our U.S. deferred tax assets.

Due to the fact that we had determined that we could not make a reliable estimate of our annual effective tax rate at June 30, 2011, we recorded an income tax provision of $0.1 million and $0.8 million for the three and six months ended June 30, 2011, respectively, based on the estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there were no tax net operating loss carryforwards, and amortization of tax deductible goodwill, which generated a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of June 30, 2012, we had an accumulated deficit of $138.0 million. As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents totalling $79.4 million, a decrease of $7.9 million from the December 31, 2011 balance of $87.3 million and availability under the 2012 credit facility. In April 2011, we and one of our subsidiaries entered into a $75.0 million senior secured revolving credit facility pursuant to a credit agreement with SVB and one other financial institution, which was subsequently amended in June 2011, November 2011 and December 2011, and which we refer to as the 2011 credit facility. In March 2012, we and one of our subsidiaries entered into the 2012 credit facility, which replaced the 2011 credit facility and under which SVB became the sole lender, our borrowing limit was decreased from $75.0 million to $50.0 million and certain of the financial covenant compliance requirements were modified or eliminated. See “-Credit Facility Borrowings” below. At June 30, 2012 and December 31, 2011, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at June 30, 2012, amounts available under the 2012 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell certain of our energy management applications, services and products to electric power grid operators and utilities and the increasing rate at which letters of credit or security deposits are required by those electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2012 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flows provided by operating activities	$4,241	$8,052
Cash flows used in investing activities	(12,156)	(83,887)
Cash flows provided by financing activities	65	1,717
Effects of exchange rate changes on cash	(33)	(62)

Net change in cash and cash equivalents	$(7,883)	$(74,180)

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the six months ended June 30, 2012 was $4.2 million and consisted of a net loss of $56.8 million, offset by $20.4 million of noncash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and non-cash interest expense, as well as $40.6 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities consisted of an increase of $21.3 million in deferred revenue, a decrease of $64.1 million in unbilled revenues relating to the PJM demand response market and an increase of $0.2 million in accounts payable, accrued performance adjustments and accrued expenses due to the timing of payments. These amounts were offset by cash used in working capital and other activities consisting of a decrease of accrued capacity payments of $26.8 million, the majority of which was related to the PJM demand response market, an increase in capitalized incremental direct customer contract costs of $10.9 million, a decrease of $1.0 million in accrued payroll and related expenses, an increase of $4.8 million in accounts receivable due to the timing of cash receipts under the programs in which we participate, and an increase in prepaid expenses and other assets of $1.5 million.

Cash provided by operating activities for the six months ended June 30, 2011 was $8.1 million and consisted of a net loss of $32.2 million, offset by $21.7 million of net cash provided by working capital and other activities and $18.6 million of non-cash expense items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges and impairment charges of property and equipment. Cash provided by working capital and other activities for the six months ended June 30, 2011 consisted of a decrease of $56.1 million in unbilled revenues relating to the PJM demand response market, a decrease of $0.1 million in inventory, an increase of $3.9 million in deferred revenue and an increase of $1.1 million in accrued payroll and related expenses. These amounts were offset by cash used in working capital and other activities consisting of an increase of $8.8 million in accounts receivable due to the timing of cash receipts under the programs in which we participate, an increase in capitalized incremental direct customer contract costs of $3.9 million, an increase in prepaid expenses and other assets of $1.5 million, a decrease of accrued capacity payments of $23.3 million, the majority of which was related to the PJM demand response market, and a decrease of $2.1 million in accounts payable and accrued expenses and other current liabilities due to the timing of payments.

Cash Flows Used in Investing Activities

Cash used in investing activities was $12.2 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we incurred $9.1 million in capital expenditures primarily related to the purchase of office equipment, capitalized internal use software costs and demand response equipment and other miscellaneous capital expenditures. In addition, during the six months ended June 30, 2012, our restricted cash and deposits increased by $2.9 million due to a $15 million increase in deposits related to the financial assurance requirements for a demand response program in which we participate.

Cash used in investing activities was $83.9 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we acquired Global Energy for a purchase price of $26.7 million, of which $19.9 million was paid in cash, and M2M for a purchase price of $29.9 million, of which $17.6 million was paid in cash. During the six months ended June 30, 2011, we also completed an immaterial acquisition for a purchase price of $5.2 million, of which $3.9 million was paid in cash. Additionally, our cash investments included the cash portion of the acquisition contingent consideration for Cogent Energy, Inc., or Cogent, of $1.5 million. During the six months ended June 30, 2011, a portion of our cash totaling $28.1 million was transferred to a third party agent at the end of June 2011 in anticipation of the potential acquisition of Energy Response. Our principal cash investments during the six months ended June 30, 2011 related to capitalizing internal use software costs used to build out and expand our energy management applications and services and purchases of property and equipment. During the six months ended June 30, 2011, we also incurred $12.1 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.1 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock during the six months ended June 30, 2012 and 2011.

Credit Facility Borrowings

In April 2011, we and one of our subsidiaries entered into the 2011 credit facility with SVB and one other financial institution. In March 2012, we and one of our subsidiaries entered into the 2012 credit facility under which SVB became the sole lender, our borrowing limit was decreased from $75.0 million to $50.0 million and certain of our financial covenant compliance requirements were modified or eliminated. The material changes in the 2012 credit facility to our monthly and quarterly financial covenants included:

•

a decrease in our quarterly financial covenant related to minimum earnings levels and a change in the calculation, which is now based on earnings before depreciation and amortization expense, interest expense, provision for income taxes, stock-based compensation expense, rent expense, certain impairment charges and certain other non-cash charges over a trailing twelve month period;

•

amendment to our monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities reducing our required minimum of unrestricted cash from $50.0 million to $30.0 million for certain periods; and

•	elimination of the quarterly financial covenant related to maintenance of a minimum specified fixed charge coverage ratio.

The 2012 credit facility also decreased the letter of credit fee charged in connection with the issuance or renewal of letters of credit for our account from 2.125 % to 2.0%.

Subject to continued compliance with the covenants contained in the 2012 credit facility, the full amount of the 2012 credit facility may be available for issuances of letters of credit and up to $5.0 million of the 2012 credit facility may be available for swing line loans. The interest on revolving loans under the 2012 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. We expense the interest and letter of credit fees incurred under the 2012 credit facility, as applicable, in the period incurred. The obligations under the 2012 credit facility are secured by all of our domestic assets and the assets of several of our subsidiaries, excluding our foreign subsidiaries. The 2012 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. We incurred financing costs of $0.5 million in connection with the 2011 credit facility, which were deferred and were being amortized to interest expense over the term of the 2011 credit facility, or through April 15, 2013. In connection with the 2012 credit facility, we incurred financing costs of $0.1 million which were deferred and are being amortized to interest expense over the term of the 2012 credit facility. As a result of the 2012 credit facility, during the six months ended June 30, 2012, in addition to the amortization of deferred financing costs, we expensed $0.1 million, or 33%, of the remaining initial deferred financing costs related to the 33% reduction in the available borrowing limit.

The 2012 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, our common stock, consolidate or merge with other entities, or undergo a change in control. In addition, we are required to meet certain monthly and quarterly financial covenants customary with this type of credit facility.

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

In May 2012, we were required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We provided this financial assurance utilizing approximately $45.0 million of our available cash on hand and a $7.0 million letter of credit issued under the 2012 credit facility. At the end of May 2012, based on the capacity that we cleared in the above open market bidding program and the required post-auction financial assurance requirements, we recovered $30.0 million of the $45.0 million of our available cash that we had provided as financial assurance prior to the auction and the $7.0 million letter of credit was cancelled.

In June 2012, we entered into an amendment to the 2012 credit facility which amended our quarterly financial covenant to reduce minimum earnings levels for the period ended June 30, 2012. As of June 30, 2012, we were in compliance with all of our covenants under the 2012 credit facility, including all financial covenants. We believe that it is reasonably assured that we will comply with the financial covenants under the 2012 credit facility for the foreseeable future.

As of June 30, 2012, we had no borrowings, but had outstanding letters of credit totaling $ 40.3 under the 2012 credit facility. As of June 30, 2012, we had $9.7 available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

In July 2012, we replaced $13.5 million of our outstanding letters of credit covering our financial assurance requirements in a program in which we participate with a cash deposit.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $9.1 million and $12.1 million during the six months ended June 30, 2012 and 2011, respectively. As we continue to grow, we expect our capital expenditures for 2012 to increase as compared to 2011.

Contractual Obligations

As of June 30, 2012, the contractual obligations disclosure contained in our 2011 Form 10-K has not materially changed, except as disclosed herein:

In June 2012, we exercised our termination option under the Current Lease and provided notice of our election to terminate the Current Lease for our principal executive offices. The termination will be effective as of June 30, 2013. As a result of our election to terminate the lease, we are required to make a lease termination payment of $1.1 million, of which $573,000 was paid upon exercise of the election to terminate and the remaining $573,000 is due and payable on or before July 1, 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recorded the fair value of this lease termination expense of $1.1 million within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations during the three months ended June 30, 2012. Pursuant to the terms of the Current Lease, in addition to the lease termination payments, we are required to continue to pay our contractual lease payments through the lease termination date of June 30, 2013. We will record the remaining contractual lease payments ratably through the lease termination date since we currently intend to utilize the leased space through the lease termination date. As a result of our election to terminate the Current Lease, we have re-evaluated the estimated useful life of the leasehold improvements and furniture and fixtures related to this leased space and have concluded that a change in the estimated useful life is required. As a result, commencing in June 2012, we revised the estimated useful life of these associated assets totaling $0.9 million to fully depreciate the remaining net book value of these assets over the shorter of their remaining useful life or the revised lease termination date.

In July 2012, we entered into the New Lease for our new principal executive offices. The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the lease term. The New Lease also requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The New Lease also contains normal representations and warranties. We are currently making certain improvements to the leased space and intend to occupy the space during the first half of the fiscal year ending December 31, 2013. In accordance with the New Lease, the landlord is providing certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, we will record the incentives as deferred rent and expense these amounts as reductions of lease expense over the lease term. Although lease payments under this arrangement do not commence until August 2013, as we have the right to use and control physical access to the space, we have determined that the lease term commenced in July 2012 and as a result are recording rent expense on this lease arrangement on a straight-line basis. The New Lease also contains certain provisions requiring us to restore certain aspects of the leased space to its initial condition. We have determined that these provisions represent asset retirement obligations and will record the estimated fair value of these obligations as the related leasehold improvements are incurred. We will accrete the liability to fair value over the life of the lease as a component of general and administrative expense.

Information regarding our significant contractual obligations of the types described below is set forth in the following table and includes the New Lease described above. Payments due by period have been presented based on payments due subsequent to June 30, 2012. For example, the payments due in less than one year represent contractual obligations that will be settled by June 30, 2013.

	Payments Due By Period (in thousands)
Contractual Obligations		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations (not reduced by sublease rentals of $294)	$34,552	$5,046	$9,435	$7,712	$12,359

Total	$34,552	$5,046	$9,435	$7,712	$12,359

Our operating lease obligations relate primarily to the lease of our corporate headquarters in Boston, Massachusetts and our offices in Walnut Creek, San Francisco, Irvine and Concord, California; Baltimore, Maryland; Boise, Idaho; Dallas, Texas; Melbourne, Australia; and London, United Kingdom as well as certain property and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of June 30, 2012, we had outstanding letters of credit totaling $ 40.3 million under the 2012 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources — Credit Facility Borrowings” above and Note 8 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2011 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2012.

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

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2012 and 2011, respectively, as well as reasons for excluding these individual items:

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

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

Net loss for the three months ended June 30, 2012 was $29.1 million, or $1.10 per basic and diluted share, compared to a net loss of $13.0 million, or $0.51 per basic and diluted share, for the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $56.8 million, or $2.16 per basic and diluted share, compared to a net loss of $32.2 million, or $1.27 per basic and diluted share, for the six months ended June 30, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net loss for the three months ended June 30, 2012 was $24.0 million, or $0.91 per basic and diluted share, compared to a non-GAAP net loss of $7.8 million, or $0.31 per basic share and diluted share, for the three months ended June 30, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net loss for the six months ended June 30, 2012 was $46.5 million, or $1.77 per basic and diluted share, compared to a non-GAAP net loss of $22.5 million, or $0.88 per basic and diluted share, for the six months ended June 30, 2011. The reconciliation of non-GAAP net loss to GAAP net loss is set forth below:

	Three Months Ended June 30,
	2012	2011
	(In thousands, except share and per share data)

GAAP net loss	$(29,136)	$(12,973)
ADD: Stock — based compensation	3,299	3,785
ADD: Amortization expense of acquired intangible assets	1,794	1,373
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss	$(24,043)	$(7,815)

GAAP net loss per basic share	$(1.10)	$(0.51)
ADD: Stock — based compensation	0.12	0.15
ADD: Amortization expense of acquired intangible assets	0.07	0.05
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss per basic share	$(0.91)	$(0.31)

GAAP net loss per diluted share	$(1.10)	$(0.51)
ADD: Stock — based compensation	0.12	0.15
ADD: Amortization expense of acquired intangible assets	0.07	0.05
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss per diluted share	$(0.91)	$(0.31)

Weighted average number of common shares outstanding
Basic	26,505,322	25,537,483
Diluted	26,505,322	25,537,483

	Six Months Ended June 30,
	2012	2011
	(In thousands, except share and per share data)

GAAP net loss	$(56,849)	$(32,245)
ADD: Stock — based compensation	6,677	7,267
ADD: Amortization expense of acquired intangible assets	3,630	2,525
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss	$(46,542)	$(22,453)

GAAP net loss per basic share	$(2.16)	$(1.27)
ADD: Stock — based compensation	0.25	0.29
ADD: Amortization expense of acquired intangible assets	0.14	0.10
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss per basic share	$(1.77)	$(0.88)

GAAP net loss per diluted share	$(2.16)	$(1.27)
ADD: Stock — based compensation	0.25	0.29
ADD: Amortization expense of acquired intangible assets	0.14	0.10
LESS: Income tax effect on Non-GAAP adjustments(1)	—	—

Non-GAAP net loss per diluted share	$(1.77)	$(0.88)

Weighted average number of common shares outstanding
Basic	26,378,322	25,393,864
Diluted	26,378,322	25,393,864

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three or six months ended June 30, 2012 or 2011, respectively.

Adjusted EBITDA

Adjusted EBITDA was negative $18.1 million and negative $3.5 million for the three months ended June 30, 2012 and 2011, respectively. Adjusted EBITDA was negative $36.7 million and negative $13.8 million for the six months ended June 30, 2012 and 2011, respectively.

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(29,136)	$(12,973)	$(56,849)	$(32,245)
Add back:
Depreciation and amortization	6,314	5,187	12,424	9,964
Stock-based compensation expense	3,299	3,785	6,677	7,267
Other expense (income)	536	142	(697)	14
Interest expense	417	238	897	401
Provision for income tax	417	101	813	767

Adjusted EBITDA	$(18,153)	$(3,520)	$(36,735)	$(13,832)

Free Cash Flow

Cash flows provided by operating activities were $4.4 million and $4.2 million for the three and six months ended June 30, 2012, respectively. Cash flows provided by operating activities were $13.7 million and $8.1 million for the three and six months ended June 30, 2011, respectively. We incurred negative free cash flows of $1.2 million and positive free cash flows of $5.1 million for the three months ended June 30, 2012 and 2011, respectively. We incurred negative free cash flows of $4.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively. The reconciliation of free cash flow to cash flow from operating activities is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$4,429	$13,740	$4,241	$8,052
Subtract:
Purchases of property and equipment	(5,581)	(8,680)	(9,134)	(12,144)

Free cash flow	$(1,152)	$5,060	$(4,893)	$(4,092)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K during the three months ended June 30, 2012.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and six months ended June 30, 2012, approximately 10% and 11%, respectively, of our consolidated sales were generated outside the United States, and we anticipate that sales generated outside the United States will represent greater than 10% of our consolidated sales for fiscal 2012 and will continue to grow in subsequent fiscal years.

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

During the three months ended June 30, 2012 and 2011, we incurred foreign exchange losses of $0.6 million and $0.3 million, respectively. During the six months ended June 30, 2012 and 2011, we incurred a foreign exchange gain of $0.6 million and a foreign exchange loss of $0.2 million, respectively. The significant increase in (losses) gains arising from transactions denominated in foreign currencies for the three and six months ended June 30, 2012 as compared to the same periods of 2011 was due to the significant increase of foreign denominated intercompany receivables held by us from one of our Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response and the exchange rate fluctuations of the U.S. dollar to the Australian dollar during the three months and six months ended June 30, 2012. During the three and six months ended June 30, 2012, we realized a loss of $19,000 and gain of $0.4 million, respectively, related to transactions denominated in foreign currencies. During the three and six months ended June 30, 2011, there were no material realized gains or losses related to transactions denominated in foreign currencies. As of June 30, 2012, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment nature” totaling $19.8 million, or $19.5 million Australian.

A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $2.0 million gain or loss.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K. During the three months ended June 30, 2012, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K.

Item 6.	Exhibits.

10.1*	First Amendment to Amended and Restated Credit Agreement by and among EnerNOC, Inc., ENOC Securities Corporation and Silicon Valley Bank dated as of June 29, 2012

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: August 7, 2012	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: August 7, 2012	By:	/s/ Kevin Bligh
Kevin Bligh
Chief Accounting Officer