Form 10-Q
period 2012-09-30
ENERNOC INC
filed 2012-11-06
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 28,916,427 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 30, 2012.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$93,168	$87,297
Restricted cash	100	158
Trade accounts receivable, net of allowance for doubtful accounts of $318 and $192 at September 30, 2012 and December 31, 2011, respectively	53,796	23,977
Unbilled revenue	76,023	64,448
Capitalized incremental direct customer contract costs	5,239	5,416
Deposits	2,449	14,050
Prepaid expenses and other current assets	5,897	7,257

Total current assets	236,672	202,603
Property and equipment, net of accumulated depreciation of $63,577 and $51,400 at September 30, 2012 and December 31, 2011, respectively	34,700	36,636
Goodwill	79,481	79,213
Customer relationship intangible assets, net	23,129	26,993
Other definite-lived intangible assets, net	4,312	5,524
Capitalized incremental direct customer contract costs, long-term	4,442	3,056
Deposits and other assets	8,108	1,235

Total assets	$390,844	$355,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,672	$3,799
Accrued capacity payments	69,548	58,332
Accrued payroll and related expenses	11,184	11,937
Accrued expenses and other current liabilities	9,288	6,107
Accrued performance adjustments	719	6,045
Deferred revenue	18,584	10,544

Total current liabilities	111,995	96,764
Long-term liabilities
Deferred acquisition consideration	525	500
Accrued acquisition contingent consideration	409	336
Deferred tax liability	2,647	2,646
Deferred revenue	12,053	6,810
Other liabilities	1,151	464

Total long-term liabilities	16,785	10,756
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,919,110 and 27,306,548 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29	27
Additional paid-in capital	340,326	329,817
Accumulated other comprehensive loss	(641)	(955)
Accumulated deficit	(77,650)	(81,149)

Total stockholders’ equity	262,064	247,740

Total liabilities and stockholders’ equity	$390,844	$355,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
DemandSMART	$169,658	$161,874	$213,586	$240,268
EfficiencySMART, SupplySMART, CarbonSMART and other	8,289	7,309	22,084	19,581

Total revenues	177,947	169,183	235,670	259,849
Cost of revenues	82,947	84,351	126,437	142,079

Gross profit	95,000	84,832	109,233	117,770
Operating expenses:
Selling and marketing	13,424	14,591	41,342	39,798
General and administrative	18,351	15,960	52,880	48,172
Research and development	3,914	3,310	11,536	9,892

Total operating expenses	35,689	33,861	105,758	97,862

Income from operations	59,311	50,971	3,475	19,908
Other income (expense), net	619	(2,471)	1,316	(2,485)
Interest expense	(300)	(397)	(1,197)	(798)

Income before income tax	59,630	48,103	3,594	16,625
Benefit from (provision for) income tax	718	(1,225)	(95)	(1,992)

Net income	$60,348	$46,878	$3,499	$14,633

Net income per common share
Basic	$2.26	$1.83	$0.13	$0.57

Diluted	$2.21	$1.77	$0.13	$0.55

Weighted average number of common shares outstanding
Basic	26,653,252	25,683,177	26,470,634	25,491,362
Diluted	27,325,949	26,538,278	27,069,569	26,498,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$60,348	$46,878	$3,499	$14,633
Foreign currency translation adjustments	172	(1,532)	314	(1,503)

Comprehensive income	$60,520	$45,346	$3,813	$13,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$3,499	$14,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,414	11,976
Amortization of acquired intangible assets	5,438	4,533
Impairment of acquired intangible assets	—	241
Stock based compensation expense	10,018	10,488
Impairment of equipment	441	508
Unrealized foreign exchange transaction (gain) loss	(781)	2,717
Deferred taxes	—	998
Non-cash interest expense	306	126
Accretion of fair value of deferred and contingent purchase price consideration related to acquisition	98	316
Other, net	142	235
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(29,801)	(20,319)
Unbilled revenue	(11,574)	(30,137)
Prepaid expenses and other current assets	1,583	2,921
Capitalized incremental direct customer contract costs	(1,209)	(3,973)
Other assets	189	(2,790)
Other noncurrent liabilities	625	(159)
Deferred revenue	13,122	3,412
Accrued capacity payments	11,092	23,273
Accrued payroll and related expenses	(434)	1,576
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	(3,302)	(3,809)

Net cash provided by operating activities	12,866	16,766
Cash flows from investing activities
Payments made for acquisitions of businesses, net of cash acquired	—	(67,492)
Payments made for contingent consideration related to acquisitions	—	(1,500)
Purchases of property and equipment	(11,752)	(15,172)
Change in restricted cash and deposits	4,716	(9,394)
Change in long-term assets	(111)	(530)

Net cash used in investing activities	(7,147)	(94,088)
Cash flows from financing activities
Proceeds from exercises of stock options	141	1,891
Repayment of borrowings and payments under capital leases	—	(30)

Net cash provided by financing activities	141	1,861
Effects of exchange rate changes on cash and cash equivalents	11	(535)

Net change in cash and cash equivalents	5,871	(75,996)
Cash and cash equivalents at beginning of period	87,297	153,416

Cash and cash equivalents at end of period	$93,168	$77,420

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions, including earn out payments	$—	$16,498

Issuance of common stock in satisfaction of bonuses	$350	$440

Deferred acquisition consideration	$—	$3,925

Deferred acquisition contingent consideration	$—	$309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a service company that was incorporated in Delaware on June 5, 2003. The Company operates in a single segment providing energy management applications, services and products for the smart grid, which include comprehensive demand response, data-driven energy efficiency, energy price and risk management, and enterprise carbon management applications, services and products. The Company’s energy management applications, services and products enable cost effective energy management strategies for its commercial, institutional and industrial end-users of energy (C&I customers) and its electric power grid operator and utility customers by reducing real-time demand for electricity, increasing energy efficiency, improving energy supply transparency, and mitigating carbon emissions. The Company uses its Network Operations Center (NOC) and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, the Company has received substantially all of its revenues from electric power grid operators and utilities who make recurring payments to the Company for managing demand response capacity. The Company shares these recurring payments with its C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

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

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated balance sheet as of December 31, 2011 resulting in a decrease to both accounts receivable and deferred revenues of $2,012 to properly account for outstanding accounts receivable where the fees had been deferred because they were not fixed or determinable.

The Company has reclassified certain amounts in its condensed consolidated balance sheet as of December 31, 2011 resulting in an increase to both accounts receivable and accounts payable of $1,464 to properly account for receivables and payables under a contractual arrangement on a gross basis.

The Company reclassified a portion of its amortization expense related to acquired intangible assets in its condensed consolidated statements of income for the six months ended June 30, 2012 totaling $1,582 that had been classified within general and administrative expense during such period to selling and marketing expense to conform with current period presentation. Based on the nature of the acquired intangible assets to which this amortization expense relates, which are primarily customer relationship intangible assets, the Company believes that the classification within selling and marketing expense is a preferable classification. This reclassification had no impact on the condensed consolidated statements of income for the three or nine months ended September 30, 2011.

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

There were no material recognizable subsequent events recorded or requiring disclosure in the September 30, 2012 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2012 and statements of income, statements of comprehensive income and statements of cash flows for the three and nine months ended September 30, 2012 and 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2012 (fiscal 2012).

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of other comprehensive income or loss and included in accumulated other comprehensive loss within stockholders’ equity. Gains (losses) arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other income (expense), net in the unaudited condensed consolidated statements of income and were $580 and ($2,648) for the three months ended September 30, 2012 and 2011, respectively, and $1,168 and $(2,848) for the nine months ended September 30, 2012 and 2011, respectively. Foreign currency exchange gains (losses) resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate. During the three months ended March 31, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized gain of $494. During the three months ended September 30, 2012 and during the three and nine months ended September 30 2011, there were no material realized gains or losses incurred related to transactions denominated in foreign currencies. As of September 30, 2012, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $20,608 ($19,853 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of September 30, 2012, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $18,725 ($18,039 Australian).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive loss, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs of $1,203 and $805 for the three months ended September 30, 2012 and 2011, respectively, and $3,497 and $2,944 for the nine months ended September 30, 2012 and 2011, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40, Internal-Use Software (ASC 350-40). The capitalized amount was included as software in property and equipment at September 30, 2012 and December 31, 2011. Amortization of capitalized internal use software costs was $1,185 and $1,160 for the three months ended September 30, 2012 and 2011, respectively, and $3,364 and $3,028 for the nine months ended September 30, 2012 and 2011, respectively. Accumulated amortization of capitalized internal use software costs was $14,511 and $11,147 as of September 30, 2012 and December 31, 2011, respectively. The Company anticipates that the amount of software development costs that are capitalized in accordance with ASC 350-40 will continue to increase for the foreseeable future as the Company continues its development and significant enhancement of its DemandSMART, EfficiencySMART, SupplySMART and CarbonSMART applications.

Impairment of Property and Equipment

During the three and nine months ended September 30, 2012, the Company identified impairment indicators related to certain demand response equipment as a result of the removal of such equipment from service during the three and nine months ended September 30, 2012. As a result of these impairment indicators, the Company performed impairment tests during the three and nine months ended September 30, 2012 and recognized impairment charges of $98 and $441 during the three and nine months ended September 30, 2012, respectively, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

As of September 30, 2012, approximately $1,327 of the Company’s generation equipment is utilized in open market demand response programs. The recoverability of the carrying value of this generation equipment is largely dependent on the rates at which the Company is compensated for its committed capacity within these programs. These rates represent market rates and can fluctuate based on the supply and demand of capacity. Although these market rates are established up to three years in advance of the service delivery, these market rates have not yet been established for the entire remaining useful life of this generation equipment. In performing its impairment analysis, the Company estimates the expected future market rates based on current existing market rates and trends. A decline in the expected future market rates of 10% by itself would not result in an impairment charge related to this generation equipment. During the three and nine months ended September 30, 2012, there were no indicators of impairment that required an impairment test to be performed.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes Canada, New Zealand and the United Kingdom. Revenues are based upon customer location and internationally totaled $21,899 and $7,543 for the three months ended September 30, 2012 and 2011, respectively, and $28,250 and $14,565 for the nine months ended September 30, 2012 and 2011, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	88%	96%	88%	94%
Australia	10	1	7	1
All other	2	3	5	5

Total	100%	100%	100%	100%

As of September 30, 2012 and December 31, 2011, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Unaudited Pro Forma Information

The Company concluded that the acquisition of Energy Response on July 1, 2011 represented a material business combination under the provisions of ASC 805, Business Combinations (ASC 805), and therefore, pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of operations of Energy Response. The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Energy Response as if the acquisition had occurred on January 1, 2010 with pro forma adjustments to give effect to amortization of intangible assets, a decrease in interest expense as all of Energy Response’s debt arrangements were settled in connection with the acquisition, an increase in weighted average number of common shares outstanding based on the shares issued in connection with the acquisition and certain other adjustments:

Nine Months Ended
September 30,
2011
Net revenue	$263,044
Net income	$11,695
Net income per common share:
Basic	$0.46

Diluted	$0.44

Acquisition fees and expenses of approximately $500 were a direct result of the transaction and are excluded from the unaudited pro forma information above for the nine months ended September 30, 2011.

3. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of September 30, 2012 and December 31, 2011:

		As of September 30, 2012		As of December 31, 2011
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4.35	$32,681	$(9,552)	$32,279	$(5,286)

Total customer relationship intangible assets		32,681	(9,552)	32,279	(5,286)
Customer contracts	4.50	4,217	(2,317)	4,217	(2,007)
Employment agreements and non-compete agreements	1.49	1,728	(1,015)	1,726	(707)
Software	—	120	(120)	120	(103)
Developed technology	2.07	2,300	(1,000)	2,297	(517)
Trade name	1.40	575	(311)	575	(225)
Patents	7.42	180	(45)	180	(32)

Total other definite-lived intangible assets		$9,120	$(4,808)	$9,115	$(3,591)

Total		$41,801	$(14,360)	$41,394	$(8,877)

The change in intangible assets from December 31, 2011 to September 30, 2012 was due to foreign currency translation adjustments that resulted from a weaker U.S. dollar. Amortization expense related to intangible assets amounted to $1,808 and $2,008 for the three months ended September 30, 2012 and 2011, respectively, and $5,438 and $4,533 for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense for developed technology, which was $161 and $247 for the three months ended September 30, 2012 and 2011, respectively, and $483 and $577 for the nine months ended September 30, 2012 and 2011, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of income. The intangible asset lives range from one to ten years and the weighted average remaining life was 4.08 years at September 30, 2012. Estimated amortization is expected to be $2,037, $7,202, $6,500, $4,679, $4,098 and $2,925 for the three months ending December 31, 2012, and years ending 2013, 2014, 2015, 2016 and thereafter, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has determined that it has two reporting units: (1) the consolidated Australian operations, which represent the Company’s Australia and New Zealand operations, and (2) all other operations. During the three months ended September 30, 2012, there were no potential impairment indicators identified that required an interim impairment test of goodwill. The Company’s market capitalization as of September 30, 2012 exceeded the book value of its consolidated net assets by more than 40%. In addition, as of September 30, 2012, the fair value of both the Company’s consolidated Australia reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 50%. The Company will complete its annual impairment test of goodwill as of November 30th.

The following table shows the change in the carrying amount of goodwill from December 31, 2011 to September 30, 2012:

Balance at December 31, 2011	$79,213
Purchase price adjustment related to Energy Response (1)	34
Foreign currency translation impact	234

Balance at September 30, 2012	$79,481

(1)	Based on new information gathered during the three months ended March 31, 2012 about facts and circumstances that existed as of the acquisition date related to a pre-acquisition liability of Energy Response, the Company reflected this additional liability as part of its purchase accounting, resulting in a decrease of net tangible assets acquired and a corresponding increase to goodwill.

4. Net Income Per Share

A reconciliation of basic and diluted share amounts for the three and nine months ended September 30, 2012 and 2011 are as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	26,653	25,683	26,471	25,491
Weighted average common stock equivalents	673	855	599	1,008

Diluted weighted average common shares outstanding	27,326	26,538	27,070	26,499

Weighted average anti-dilutive shares related to:
Stock options	—	1,775	1	1,170
Nonvested restricted stock	354	239	632	213
Restricted stock units	154	194	225	107

In reporting periods in which the Company reports net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares consist of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would have been anti-dilutive had the Company had net income.

The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until such time as those shares vest. In addition, with respect to restricted stock awards that vest based on achievement of performance conditions, because performance conditions are considered contingencies under ASC 260, Earnings per Share, the criteria for contingent shares must first be applied before determining the dilutive effect of these types of share-based payments. Prior to the end of the contingency period (i.e., before the performance conditions have been satisfied), the number of contingently issuable common shares to be included in diluted weighted average common shares outstanding should be based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period (e.g., the number of shares that would be issuable based on current performance criteria) assuming the result would be dilutive. For the three and nine months ended September 30, 2012, 322,097 and 86,540 weighted average common shares, respectively, related to restricted shares subject to performance-based vesting conditions that were probable of being achieved and would have otherwise been dilutive were excluded from the diluted weighted average common shares outstanding due to the fact that the performance vesting conditions had not been satisfied as of September 30, 2012. For the three and nine months ended September 30, 2011, no restricted shares subject to performance-based vesting conditions that were probable of being achieved and would have otherwise been dilutive were excluded from the dilutive weighted average common shares outstanding for those periods.

In connection with certain of the Company’s business combinations, the Company issued common shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time. The 254,654 shares related to a component of the deferred purchase price consideration from the acquisition of M2M, which are not subject to adjustment as the issuance of such shares is not subject to any contingency, are included in both the basic and diluted weighted average common shares outstanding amounts.

In July 2012, the Company released 51,921 and 46,509 shares of common stock held in escrow related to the Global Energy Partners, Inc. (Global Energy) and Energy Response acquisitions, respectively, in accordance with the provisions within their respective escrow agreements.

5. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At September 30, 2012 and at December 31, 2011, the Company had no outstanding debt obligations.

6. Fair Value Measurements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Fair Value Measurement at September 30, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$15,377	$15,377	$—	$—

Liabilities:
Deferred acquisition consideration (2)	525	—	—	525
Accrued acquisition contingent consideration (2)	409	—	—	409

	$934	$—	$—	$934

(1)	Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. Decrease in investments in money market funds from December 31, 2011 was a result of transfer of funds to the Company’s operating account to be utilized for new contractual financial assurance requirements.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities, that were the result of the Company’s acquisition of M2M Communications, Inc. (M2M) and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of liabillities for the nine months ended September 30, 2012 of $98 was due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $60 and changes in exchange rates. There have been no changes with respect to the probability or timing of payment subsequent to December 31, 2011.

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

7. Financing Arrangements

In April 2011, the Company and one of its subsidiaries entered into a $75,000 senior secured revolving credit facility pursuant to a credit agreement, which was subsequently amended in June 2011, November 2011 and December 2011 (the 2011 credit facility), with SVB and one other financial institution. In March 2012, the Company and one of its subsidiaries entered into a new credit facility with SVB, which was subsequently amended in June 2012 (the 2012 credit facility), under which SVB became the sole lender, the Company’s borrowing limit was decreased from $75,000 to $50,000 and certain of its financial covenant compliance requirements were modified or eliminated. The material changes in the 2012 credit facility to the Company’s monthly and quarterly financial covenants included:

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

The 2012 credit facility also decreased the letter of credit fee charged to the Company in connection with the issuance or renewal of letters of credit from 2.125 % to 2.0%.

Subject to continued compliance with the covenants contained in the 2012 credit facility, the full amount of the 2012 credit facility may be available for issuances of letters of credit and up to $5,000 of the 2012 credit facility may be available for swing line loans. The interest on revolving loans under the 2012 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. The Company expenses the interest and letter of credit fees under the 2012 credit facility, as applicable, in the period incurred. The obligations under the 2012 credit facility are secured by all domestic assets of the Company and several of its subsidiaries, excluding the Company’s foreign subsidiaries. The 2012 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. The Company incurred financing costs of $543 in connection with the 2011 credit facility, which were deferred and were being amortized to interest expense over the term of the 2011 credit facility, or through April 15, 2013. In connection with the 2012 credit facility, the Company incurred financing costs of $111 which were deferred and are being amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. As a result of the 2012 credit facility, during the three months ended March 31, 2012, in addition to the amortization of deferred financing costs, the Company expensed $98, or 33%, of the remaining initial deferred financing costs related to the 33% reduction in the available borrowing limit.

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

In May 2012, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing approximately $45,000 of its available cash on hand and a $7,000 letter of credit issued under the 2012 credit facility. At the end of May 2012, based on the capacity that the Company cleared in this open market bidding program and the required post-auction financial assurance requirements, the Company recovered $30,000 of the $45,000 of its available cash that it had provided as financial assurance prior to the auction and the $7,000 letter of credit was cancelled.

As of September 30, 2012, the Company was in compliance with all of its covenants under the 2012 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants under the 2012 credit facility for the foreseeable future.

In July 2012, the Company entered into a lease for its new principal executive offices located at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). Under the terms of the New Lease, the Company was required to provide a security deposit in the form of an unconditional and irrevocable letter of credit of approximately $1,845, subject to reduction commencing August 1, 2015.

As of September 30, 2012, the Company had no borrowings, but had outstanding letters of credit totaling $44,335 under the 2012 credit facility. The increase from the amount of outstanding letters of credit as of December 31, 2011 totaling $31,631 is due to additional financial assurance requirements resulting from new customer arrangements and increases in delivery obligations under certain open market bidding programs. As of September 30, 2012, the Company had $5,665 available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

8. Commitments and Contingencies

In June 2012, the Company exercised its termination option under the current lease for its principal executive offices at 75-101 Federal Street, Boston, Massachusetts (the Current Lease) and provided notice of its election to terminate the Current Lease effective as of June 30, 2013. As a result of its election to terminate the Current Lease, the Company is required to make a lease termination payment of $1,146 of which $573 was paid upon exercise of the election to terminate and the remaining $573 is due and payable on or before July 1, 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded the fair value of this lease termination expense of $1,146 within general and administrative expenses in the unaudited condensed consolidated statements of operations during the three months ended June 30, 2012. The Company determined the fair value of the lease termination obligation based on the $573 paid upon the election to terminate the lease plus the $573 that will be paid on or before July 1, 2013. Pursuant to the terms of the Current Lease, in addition to the lease termination payment, the Company is required to continue to pay its contractual lease payments through the lease termination date of June 30, 2013. The Company will record the remaining contractual lease payments ratably through the lease termination date since the Company currently intends to utilize the leased space through the lease termination date. As a result of its election to terminate the Current Lease, the Company re-evaluated the estimated useful life of the leasehold improvements and furniture and fixtures related to this leased space and concluded that a change in the estimated useful life is required. As a result, commencing in June 2012, the Company revised the estimated useful life of these associated assets totaling $937 to fully depreciate the remaining net book value of these assets over the shorter of their remaining useful life or the revised lease termination date.

In July 2012, the Company entered into the New Lease. The New Lease term is through July 2020 and contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company is currently making certain improvements to the leased space and intends to occupy the space during the first half of the fiscal year ending December 31, 2013. In accordance with the New Lease, the landlord is providing certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the Company will record the incentives as deferred rent and expense these amounts as reductions of lease expense over the lease term. Although lease payments under the New Lease do not commence until August 2013, as the Company has the right to use and controls physical access to the space, the Company has determined that the lease term commenced in July 2012 and as a result is recording rent expense on the New Lease on a straight-line basis. The New Lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and will record the estimated fair value of these obligations as the related leasehold improvements are incurred. There have been no leasehold improvements which would represent asset retirement obligations as of September 30, 2012. The Company will accrete the liability to fair value over the life of the New Lease as a component of operating expenses.

As of September 30, 2012 and December 31, 2011, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $1,049 and $432, respectively, which is included in other liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows:

Operating Leases
Remainder of 2012	$1,304
2013	4,914
2014	4,957
2015	3,967
2016	3,851
Thereafter	14,236

Total minimum lease payments (not reduced by sublease rentals of $280)	$33,229

As of September 30, 2012, the Company was contingently liable under outstanding letters of credit for $44,335. As of September 30, 2012 and December 31, 2011, the Company had restricted cash balances of $100 and $158, respectively, all of which related to collateral to secure certain insurance commitments.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of September 30, 2012 were $53,828 and included deposits held by certain customers of $9,493 at September 30, 2012. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of September 30, 2012, the Company had no remaining deferred fees that were included in deferred revenue. As of September 30, 2012, the maximum termination penalty that the Company was subject to under these arrangements, which the Company has not deemed probable of incurring, was approximately $7,517.

As of September 30, 2012 and December 31, 2011, the Company has accrued in the accompanying unaudited condensed consolidated balance sheets $719 and $6,045, respectively, of performance adjustments related to fees received for its participation in a demand response program. The decrease in the accrual from December 31, 2011 was a result of the Company repaying $6,293 to the electric power grid operator during the three months ended September 30, 2012 since the Company did not deliver all of its MW obligations under this demand response program offset by an increase in additional performance adjustments. The Company believes that it is probable that the remaining balance will need to be re-paid to the electric power grid operator within the next twelve months.

The Company is currently involved in an ongoing regulatory matter related to a review of certain fees received under a contractual arrangement. Based on discussions related to this matter that occurred during the three months ended June 30, 2012, the Company believed that it was probable that a loss had been incurred and had accrued the low end of the range as required under ASC 450, Contingencies, which was not material Based on additional discussions during the three months ended September 30, 2012 and subsequent to September 30, 2012, the Company has determined that the low-end of the range of the probable loss has increased and as a result, has recorded an additional charge during the three months ended September 30, 2012 to accrue the low-end of the range as of September 30, 2012. The amount accrued is not material to the Company’s consolidated results of operations for the three or nine months ended September 30, 2012. Although this matter has not yet been resolved and the potential magnitude of the loss could exceed the amount currently accrued by more than an insignificant amount, the Company is unable to estimate the potential magnitude of the range of loss.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

9. Stock-Based Compensation

During the nine months ended September 30, 2012 and 2011, the Company issued 44,871 shares and 18,211 shares of its common stock, respectively, to a certain executive to satisfy a portion of the Company’s bonus obligation to that individual. The Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) provides for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. As of September 30, 2012, 829,252 shares were available for future grant under the 2007 Plan.

Stock Options

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	1.8%	3.2%
Vesting term, in years	2.22	2.22
Expected annual volatility	78%	79%
Expected dividend yield	—%	—%
Exit rate pre-vesting	8.0%	7.5%
Exit rate post-vesting	14.06%	14.06%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2012 credit facility preclude the Company from paying dividends. During the three months ended September 30, 2012, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense. The changes in estimates of the volatility, exit rate pre-vesting and exit rate post-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	$471	$1,107	$1,584	$4,252
Restricted stock and restricted stock units	2,870	2,114	8,434	6,236

Total	$3,341	$3,221	$10,018	$10,488

Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of income, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Selling and marketing expenses	$1,182	$964	$3,428	$3,262
General and administrative expenses	1,908	1,975	5,712	6,355
Research and development expenses	251	282	878	871

Total	$3,341	$3,221	$10,018	$10,488

The stock-based compensation expense related to share-based payments to non-employees was not material for the three and nine months ended September 30, 2012 and 2011. The Company recognized no material income tax benefit from share-based compensation arrangements during the three and nine months ended September 30, 2012 and 2011. In addition, no material compensation cost was capitalized during the three and nine months ended September 30, 2012 and 2011.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,611,391	$0.17 - $48.06	$15.35	$4,195	(2)
Granted	10,550		8.90
Exercised	(148,852)		0.94	$1,139	(3)
Cancelled	(146,075)		23.99

Outstanding at September 30, 2012	1,327,014	$0.17 - $48.06	15.96	$4,075	(4)

Weighted average remaining contractual life in years: 4.1
Exercisable at end of period	1,150,149	$0.17 - $48.06	$14.63	$3,994	(4)

Weighted average remaining contractual life in years: 3.8
Vested or expected to vest at September 30, 2012 (1)	1,316,441	$0.17 - $48.06	$15.90	$4,068	(4)

(1)	Represents the number of vested options as of September 30, 2012 plus the number of unvested options expected to vest as of September 30, 2012 based on the unvested options outstanding at September 30, 2012, adjusted for the estimated forfeiture rate of 8.0%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $10.87 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2012 of $12.98 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands, except share and per share amounts		In thousands, except share and per share amounts
Total number of options granted during the period	5,100	2,550	10,550	42,500
Weighted-average fair value per share of options granted	$6.15	$5.77	$5.37	$11.59
Total intrinsic value of options exercised (1)	$209	$661	$1,139	$3,450

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of September 30, 2012, 1,315,521 options were held by employees and directors of the Company and 11,493 options were held by non-employees. For outstanding unvested stock options related to employees as of September 30, 2012, the Company had $2,154 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.5 years. There were no material unvested non-employee options as of September 30, 2012.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2012, the Company had $9,101 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.5 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of September 30, 2012, the Company had $5,308 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.4 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of September 30, 2012, the Company had $1,140 of unrecognized stock-based compensation expense. If and when any additional portion of the awards is deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	1,141,643	$15.31
Granted	1,513,828	7.87
Vested	(244,513)	15.73
Cancelled	(180,301)	12.20

Nonvested at September 30, 2012	2,230,657	$10.48

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 20,700 shares of restricted stock granted to certain non-executive employees and 43,793 shares of restricted stock granted to certain members of the Company’s board of directors during the nine months ended September 30, 2012 that were immediately vested.

The fair value of restricted stock where vesting is solely service-based is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation (ASC 718) over the vesting period. During the nine months ended September 30, 2012, the Company granted 1,023,010 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company.

In November 2011, the Company’s board of directors approved a plan to include performance-based stock awards as part of the annual non-executive bonus plan. In December 2011, 283,334 shares were issued under the 2007 Plan with a fair value of $2,700 and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. Through December 31, 2011, the Company determined that no awards were probable of vesting and as a result, no stock-based compensation expense related to these awards was recorded through December 31, 2011. In March 2012, the performance conditions were modified and the Company determined that the modified performance conditions were probable of being achieved. As the performance-based stock awards were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the awards. The fair value of these awards was re-measured as of the modification date resulting in a new grant-date fair value of $2,132 after accounting for cancelled grants due to employee terminations. As these awards were probable of vesting as of March 31, 2012 and a portion of the service period had lapsed, the Company recorded a cumulative catch-up adjustment of stock-based compensation expense during the three months ended March 31, 2012 as required by ASC 718. During the three and nine months ended September 30, 2012, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information about Restricted Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	in thousands, except share and per
	share amounts
Total number of shares of restricted stock granted during the period	212,950	76,850	1,513,828	531,231
Weighted average fair value per share of restricted stock granted	$10.72	$13.44	$7.87	$18.78
Total number of shares of restricted stock vested during the period	50,174	13,977	244,513	60,099
Total fair value of shares of restricted stock vested during the period	$423	$191	$2,103	$1,077

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2011	229,020	$26.75
Granted	—	—
Vested	(85,312)	25.33
Cancelled	(30,500)	29.75

Nonvested at September 30, 2012	113,208	$27.01

Additional Information about Restricted Stock Units

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	in thousands, except share amounts
Total number of shares of restricted stock vested during the period	6,728	6,728	85,312	88,437
Total fair value of shares of restricted stock vested during the period	$61	$71	$792	$1,537

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

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as its ability to generate income in future periods. As of September 30, 2012, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company provided a full valuation allowance on all of its U.S. and Australian deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of September 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has a year-to-date ordinary loss at the end of an interim period and anticipates an ordinary loss for the full fiscal year, the enterprise will record an interim period tax provision based on applying the estimated annual effective tax rate to the ordinary loss. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate then the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the six months ended June 30, 2012, the Company had determined that it was unable to make a reliable estimate of its annual effective tax rate due to unusual sensitivity to the rate as it relates to its forecasted fiscal 2012 U.S. loss. As a result, the Company recorded a tax provision during the six months ended June 30, 2012 based on its actual effective tax rate for the six months ended June 30, 2012.

For the nine months ended September 30, 2012, the Company determined that it is able to make a reliable estimate of its annual effective tax rate due to the resolution of certain matters that previously resulted in significant volatility in both the Company’s forecasted fiscal 2012 U.S. ordinary income and its U.S. effective tax rate, and applied this estimated annual effective tax rate to its year-to-date income. For the nine months ended September 30, 2012, the Company recorded a provision for income taxes of $95, which represents an effective tax rate of 2.6%. For the three months ended September 30, 2012, the Company recorded a benefit for income taxes of $718 related to the reversal of the previously recorded tax provision on U.S. tax deductible goodwill. The Company did not record an income tax benefit on the expected losses in the U.S. and Australia for the period because the Company maintains a valuation allowance against the deferred tax assets in these jurisdictions as the deferred tax assets are not more likely than not to be realizable.

For fiscal 2012, the Company expects a provision for income taxes of approximately $1,500 to $2,000 for the tax deductible goodwill and foreign taxes resulting from guaranteed profits, which will result in a provision for income taxes during the three months ending December 31, 2012 of approximately these same amounts. In addition, for fiscal 2012, the Company expects a nominal amount of cash paid for income taxes, primarily related to foreign jurisdictions.

The Company continues to maintain its permanent reinvestment assertion with regards to the unremitted earnings of its foreign subsidiaries. As such, it does not accrue U.S. tax for the potential future repatriation of these unremitted foreign earnings. As of September 30, 2012, the amounts of foreign earnings in Canada and the United Kingdom that are expected to remain invested outside the U.S. indefinitely, and for which no U.S. tax expense has been provided, were not material. The Company’s Australian subsidiary has not generated earnings to date. The amount of cash held by the Company’s foreign subsidiaries as of September 30, 2012 was not material and was not required to fund the Company’s U.S. operations. If the Company were to repatriate its foreign earnings, it expects to utilize existing tax attributes (U.S. net operating loss carryforwards) and expects any taxes paid to repatriate these earnings to be minimal.

11. Concentrations of Credit Risk

The following table presents the Company’s significant customers. PJM Interconnection (PJM) and ISO-New England, Inc. (ISO-NE), are regional electric power grid operator customers in the mid-Atlantic and New England regions that are comprised of multiple utilities and were formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. No other customers comprised more than 10% of consolidated revenues during either the three or nine months ended September 30, 2012.

	Three Months Ended September 30,
	2012		2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$108,294	61%	$120,160	71%
ISO-NE	*	*	*	*

	Nine Months Ended September 30,
	2012		2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$109,657	47%	$151,533	58%
ISO-NE	*	*	29,724	11

*	Represents less than 10% of total revenues.

Accounts receivable from PJM was approximately 11% and 21% of the accounts receivable balance at September 30, 2012 and December 31, 2011, respectively. Pacific Gas and Electric (PG&E) was the only other customer that comprised 10% or more of the accounts receivable balance at September 30, 2012, which represented 13% of such accounts receivable balance. Other than PJM, Tennessee Valley Authority was the only additional customer that comprised 10% or more of the accounts receivable balance at December 31, 2011 at 13%.

Unbilled revenue related to PJM was $75,998 and $64,099 at September 30, 2012 and December 31, 2011, respectively. There was no significant unbilled revenue for any other customers at September 30, 2012 and December 31, 2011.

Deposits and restricted cash consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $9,493 and $14,281 at September 30, 2012 and December 31, 2011, respectively. Restricted cash to secure insurance commitments was $100 and $158 at September 30, 2012 and December 31, 2011, respectively.

12. Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU No. 2011-11 retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its consolidated financial statements.

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

We believe that we are the largest demand response service provider to C&I customers. As of September 30, 2012, we managed approximately 8,500 megawatts, or MW, of demand response capacity across a C&I customer base of approximately 5,800 accounts and approximately 13,500 sites throughout multiple electric power grids. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high. We use our Network Operations Center, or NOC, and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, we have received substantially all of our revenues from electric power grid operators and utilities who make recurring payments to us for managing demand response capacity. We share these recurring payments with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

In providing our demand response services, we match obligation, in the form of MW that we agree to deliver to our utility and grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or grid operator customers to deliver MW, we use our DemandSMART application to dispatch this network to meet the demands of these utility and grid operator customers. We occasionally reallocate and re-align our capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. We refer to the above activities as managing our portfolio of demand response capacity.

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

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of September 30, 2012 and December 31, 2011, there were no deferred incremental direct contract acquisition costs. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the three months ended September 30, 2012 and 2011, we deferred $0.7 million and $1.1 million, respectively, of incremental direct costs. During the nine months ended September 30, 2012 and 2011, we deferred $11.5 million and $5.2 million, respectively, of incremental direct costs. The increase in the deferral of incremental direct costs during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily related to the deferral of the costs associated with the payment obligations to our C&I customers in connection with our participation in the PJM Interconnection, or PJM, open market demand response program due to the change in our revenue recognition methodology in the fiscal year ending December 31, 2012, or fiscal 2012. In addition, the increase in the deferral of incremental costs during the nine months ended September 30, 2012 as compared to the same period in 2011 was also due to our participation in the Western Australia demand response program, an open market program that we did not participate in until the third quarter of the fiscal year ending December 31, 2011, or fiscal 2011, pursuant to which the associated fees have been deferred because they are not fixed or determinable until the end of the applicable program period on September 30th of each year. During the nine months ended September 30, 2012 and 2011, we expensed $8.9 million and $0.9 million, respectively, of deferred incremental direct costs to cost of revenues. As of September 30, 2012 there have been no material realizability issues related to deferred incremental direct costs. During the three months ended September 30, 2012 and 2011, we capitalized $0.9 million and $1.9 million, respectively, of production and generation equipment costs. During the nine months ended September 30, 2012 and 2011, we capitalized $6.1 million and $8.5 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenue.

As of September 30, 2012, we had approximately 8,500 MW under management in our demand response network, meaning that we had entered into definitive contracts with our C&I customers representing approximately 8,500 MW of demand response capacity. In determining our MW under management in the seasonal demand response programs in which we participate, we typically count the maximum determinable amount of curtailable load for a C&I customer site over a trailing twelve-month period as the MW under management for that C&I customer site. However, the trailing period could be longer in certain programs under which significant rule changes have occurred or under which we do not have enough obligation to enroll all of our MW in a given program period, but have enough obligation in a future program period to enroll those MW again. We generally begin earning revenues from our MW under management within approximately one to three months from the date on which we enable the MW, or the date on which we can reduce the MW from the electricity grid if called upon to do so. The most significant exception is the PJM forward capacity market, which is a market from which we derive a substantial portion of our revenues. Because PJM operates on a June to May program-year basis, a MW that we enable after June of each year may not begin earning revenue until June of the following year. This results in a longer average revenue recognition lag time in our C&I customer portfolio from the point in time when we consider a MW to be under management to when we actually earn revenues from that MW. Certain other markets in which we currently participate, such as the Western Australia market and ISO New England, Inc., or ISO-NE, market, or may choose to participate in the future, operate or may operate in a manner that could create a delay in recognizing revenue from the MW that we enable in those markets. Additionally, not all of our MW under management may be enrolled in a demand response program or may earn revenue in a given program period or year based on the way that we manage our portfolio of demand response capacity.

In the PJM open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on recent changes to certain PJM program rules, we have concluded that we no longer have the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are being recognized at the end of the performance period, or during the three months ended September 30th of each year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue. Revenues related to the current PJM open market program year were recognized during the three months ended September 30, 2012, and therefore we had $76.0 million in unbilled revenues from PJM at September 30, 2012.

In February 2012, the Federal Energy Regulatory Commission, or FERC, issued an order substantially accepting a proposal by PJM regarding certain market rule changes with respect to capacity compliance measurement and verification of demand response resources in the PJM capacity market, which we refer to as the PJM proposal. The FERC order resulted in the immediate implementation of the PJM proposal. As a result, our future PJM revenues and profit margins may be reduced and our future results of operations and financial condition may be negatively impacted. These impacts may be offset by the effective management of our portfolio of demand response capacity, including our future growth in MW under management, the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions and bilateral contracts in the PJM market.

Our revenues have historically been higher in the second and third fiscal quarters of our fiscal year due to seasonality related to the demand response market. As a result of the change in our ability to estimate performance in the PJM open market program, all PJM revenues related to the current PJM program year, which commenced on June 1, 2012, were recognized during the third quarter of fiscal 2012 and represented 61% of our total revenues for the three months ended September 30, 2012 as compared to 71% of our total revenues for the three months ended September 30, 2011. No other individual electric power grid operator or utility customer accounted for more than 10% of our total revenues for either the three or nine months ended September 30, 2012.

Revenues generated from open market sales to ISO-NE accounted for 7% and 11% of our total revenues for the three months ended September 30, 2011. Other than PJM and ISO-NE, no individual electric power grid operators or utility customers accounted for more than 10% of our total revenues for either the three or nine months ended September 30, 2011.

In addition to demand response revenues, we generally receive either a subscription-based fee, consulting fee or a percentage savings fee for arrangements under which we provide our other energy management applications and services, specifically our EfficiencySMART, SupplySMART and CarbonSMART applications and services, and certain other wireless energy management products. Revenues derived from these applications and services were $8.3 million and $7.3 million for the three months ended September 30, 2012 and 2011, respectively, and $22.1 million and $19.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of Revenues

Cost of revenues for our demand response services primarily consist of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends during interim periods. Cost of revenues for our EfficiencySMART, SupplySMART and CarbonSMART applications and services and certain other wireless energy management products include our amortization of capitalized internal-use software costs related to those applications, services and products, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications, services and products, (b) the selling price of our energy management applications, services and products, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operator or utility, our portfolio of demand response capacity, (e) the introduction of new energy management applications, services and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. The effective management of our portfolio of demand response capacity, including our outcomes in negotiating favorable contracts with our C&I customers, as well as with our electric power grid operator and utility customers, our participation in capacity auctions and bilateral contracts, and our demand response event performance, is the primary determinant of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 587 full-time employees at September 30, 2011 to 660 full-time employees at September 30, 2012 primarily as a result of our overall growth and expansions into new markets during this period. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of MW under our management, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our MW under management, further increase our headcount and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in possible future acquisitions could potentially increase our operating expenses in future periods.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, services and products, and enhancement of existing energy management applications, services and products, (d) quality assurance and testing and (e) other related overhead. During the three and nine months ended September 30, 2012, we capitalized software development costs of $1.2 million and $3.5 million, respectively, and the amount is included as software in property and equipment at September 30, 2012. During the three and nine months ended September 30, 2011, we capitalized software development costs of $0.8 million and $2.9 million, respectively, and the amount is included as software in property and equipment at September 30, 2011. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies and enhance our existing technologies.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statements of income based on their fair values as of the date of grant. During the nine months ended September 30, 2012, in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plans, we granted 1,023,010 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions. These awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the company for any reason prior to the vesting date, the shares of restricted stock will be forfeited and returned to us. We did not make any additional grants with performance-based vesting conditions during the three months ended September 30, 2012. In addition, in December 2011, we granted 283,334 shares of nonvested restricted stock to certain non-executive employees that contained performance-based vesting conditions in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plan. The performance conditions associated with the December 2011 grants were modified during the three months ended March 31, 2012. As a result of these grants of nonvested restricted stock, we anticipate that, on a per employee basis, stock-based compensation expense will increase with a corresponding decrease in cash compensation expense.

For the three months ended September 30, 2012 and 2011, we recorded expenses of approximately $3.3 million and $3.2 million, respectively, in connection with share-based payment awards to employees and non-employees. For the nine months ended September 30, 2012 and 2011, we recorded expenses of approximately $10.0 million and $10.5 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to option grants through September 30, 2012, a future expense of non-vested options of approximately $2.2 million is expected to be recognized over a weighted average period of 1.5 years. For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2012, we had $9.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.5 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of September 30, 2012, we had $5.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.4 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of September 30, 2012, we had $1.1 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Although the number of share-based awards has increased significantly during the nine months ended September 30, 2012 as compared to the same period in 2011 due to stock-based compensation being issued in lieu of cash compensation, the overall amount of our stock-based compensation expense has decreased as a result of the lower fair value of these awards compared to awards granted in prior periods due to our lower stock price compared to the same period in 2011. Accordingly, the weighted average grant date fair value of share-based payments issued during the nine months ended September 30, 2012 was $7.85 per share as compared to $18.25 per share for the same period in 2011.

Other Income and Expense, Net

Other income and expense consist primarily of gains or losses on transactions designated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense. We historically have invested our cash in money market funds, treasury funds, commercial paper, and municipal bonds.

Interest Expense

Interest expense primarily consists of fees associated with our $50.0 million senior secured revolving credit facility pursuant to an amended and restated credit agreement with Silicon Valley Bank, or SVB, which we refer to as the 2012 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
Revenues:
DemandSMART	$169,658	$161,874	$7,784	4.8%
EfficiencySMART, SupplySMART, CarbonSMART and Other	8,289	7,309	980	13.4

Total	$177,947	$169,183	$8,764	5.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
Revenues:
DemandSMART	$213,586	$240,268	$(26,682)	(11.1)%
EfficiencySMART, SupplySMART, CarbonSMART and Other	22,084	19,581	2,503	12.8

Total	$235,670	$259,849	$(24,179)	(9.3)%

For the three months ended September 30, 2012, our DemandSMART revenues increased by $7.8 million, or 5%, as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, our DemandSMART revenues decreased by $26.7 million, or 11%, as compared to the nine months ended September 30, 2011. The increase (decrease) in our DemandSMART revenues was primarily attributable to changes in the following operating areas (dollars in thousands):

	Revenue Increase (Decrease):	Revenue (Decrease) Increase:
	Three Months Ended September 30, 2011 to September 30, 2012	Nine Months Ended September 30, 2011 to September 30, 2012
Australia	$15,063	$16,651
Act 129	$3,188	$4,250
California	$2,438	$3,371
ERCOT	$1,890	$3,208
CenterPoint	$1,783	$1,638
ONCOR	$940	$895
PJM	$(11,865)	$(41,875)
ISO-NE	$(4,927)	$(12,176)
OPA	$(1,738)	$(4,109)
Other (1)	$1,012	$1,465

Total increased (decreased) DemandSMART revenues	$7,784	$(26,682)

(1)	The amounts included in this category relate to net increases in various demand response programs, none of which are individually material.

The increase in DemandSMART revenues during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the increase in revenues from our Western Australia program driven by increases in both enrolled MW and pricing. All revenues from this program are recognized at the end of the program period, or September 30thof each year. The increase in DemandSMART revenues during the three months ended September 30, 2012 as compared to the same period in 2011 was also due to revenue we earned from the Pennsylvania Act 129, or Act 129, programs and certain other demand response programs in which we participate, which did not exist in 2011. Additionally, the increase in DemandSMART revenues during the three months ended September 30, 2012 as compared to the same periods in 2011 was due to an increase in enrolled MW and improved performance in our California programs and an increase in enrolled MW and pricing in certain of our Texas programs, including ERCOT, CenterPoint and ONCOR. The increase in DemandSMART revenues was partially offset by a decrease in our MW delivery obligation and less favorable pricing in the PJM program and ISO-NE program. As a result of recent changes to certain PJM program rules, we no longer have the ability to estimate performance in the PJM program, which has resulted in all revenue related to our participation in the PJM program in fiscal 2012 being recognized during the three months ended September 30, 2012 compared to the four months ended September 30, 2011. However, the decrease in our MW delivery obligation and less favorable pricing in this program more than offset the change in timing of revenue recognition. The increase in DemandSMART revenues during the three months ended September 30, 2012 as compared to the same period in 2011 was also offset by the termination of an ISO-NE program in the three months ended June 30, 2012, from which we derived revenues throughout the fiscal year ended December 31, 2011, or fiscal 201, and for the six months ended June 30, 2012.

The decrease in DemandSMART revenues during the nine months ended September 30, 2012 as compared to the same period in 2011 was due to less favorable pricing and a decrease in our MW delivery obligations in the PJM and ISO-NE programs as well as decreased energy revenues as a result of fewer demand response events that yielded energy payments and a change in the mix of energy rates. The decrease in DemandSMART revenues during the nine months ended September 30, 2012 as compared to the same period in 2011 was also attributable to the termination of an ISO-NE program in the three months ended June 30, 2012, from which we derived revenues throughout fiscal 2011 and for the six months ended June 30, 2012. In addition, the decrease in DemandSMART revenues during the nine months ended September 30, 2012 as compared to the same period in 2011 was attributable to the recognition of previously deferred revenues during the nine months ended September 30, 2011 as a result of an amendment to our utility contract with Ontario Power Authority, or the OPA contract. There was no similar recognition of deferred revenues under the OPA contract during the nine months ended September 30, 2012. The decrease in DemandSMART revenues during the nine months ended September 30, 2012 as compared to the same period in 2011 was partially offset by revenue from an increase in enrolled MW and pricing in our Western Australia program and certain of our Texas programs, an increase in revenues in the Act129 programs, an increase in enrolled MW and improved performance in our California programs.

For the three and nine months ended September 30, 2012, our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues increased by $1.0 million and $2.5 million, respectively, as compared to the same periods in 2011 due to continued growth in customers and contracts, building on our customer relationships that resulted from our acquisitions of Global Energy Partners, Inc., or Global Energy, and M2M in 2011, as well as an increase in our EfficiencySMART customers. In addition, the increase in our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other revenues for the nine months ended September 30, 2012 was attributable to the recognition of a full nine months of revenues during fiscal 2012 as compared to the nine months ended September 30, 2011, during which we acquired both Global Energy and M2M, each in early 2011.

We currently expect our total revenues to decrease for the full year 2012 as compared to the full year 2011, primarily due to a decrease in revenues derived from the PJM market. This decrease is due to a decline in enrolled MW in the PJM market, a decline in MW obligation in a particular zone within the PJM market, a decline in PJM prices during fiscal 2012 as compared to fiscal 2011, and the implementation of PJM’s market rule changes regarding capacity compliance measurement and verification. Although we expect our revenues derived from the PJM market to increase in the fiscal year ending December 31, 2013, or fiscal 2013, as PJM prices return to more historic levels, we expect our revenues derived from the PJM market to decrease as a percentage of our total annual revenue as we further increase our MW under management in our other operating regions, enroll new C&I customers in our demand response programs, expand the sales of our EfficiencySMART, SupplySMART and CarbonSMART applications and services and other services and products to our new and existing C&I customers, and pursue more favorable pricing opportunities with our C&I customers.

In addition, the discontinuance of PJM’s Interruptible Load for Reliability program in June 2012 reduced our flexibility to manage our portfolio of demand response capacity in the PJM market and negatively impacted our revenues for the three and nine months ended September 30, 2012 and will continue to negatively impact our future revenues in the PJM market.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our energy management applications, services and products for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

Three Months Ended September 30,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$ 95,000	53.4%	$ 84,832	50.1%

Nine Months Ended September 30,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$ 109,233	46.3%	$ 117,770	45.3%

The increase in gross profit during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to improved management of our portfolio of demand response capacity, including the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions, an increase in revenues related to our Australia programs and lower costs associated with our C&I contracts. The decrease in gross profit during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to less favorable pricing and a decrease in enrolled MW in our PJM and ISO-NE programs, as well as the termination of an ISO-NE program during the three months ended June 30, 2012 from which we derived revenues throughout fiscal 2011. This decrease was partially offset by improved management of our portfolio of demand response capacity and an overall reduction in the percentage of revenues paid to our C&I customers.

Our gross margin during the three months and nine months ended September 30, 2012 increased as compared to the same periods in 2011 due to improved management of our portfolio of demand response capacity, including the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions and lower costs associated with our C&I contracts. These increases were offset by a decrease in gross margins under our OPA contract due to the recognition of revenues during the three months ended March 31, 2011 in connection with the amendment to the OPA contract, for which we recognized the cost of such revenues in previous periods. The increase in our gross margin during the nine months ended September 30, 2012 as compared to the same period in 2011 was also offset by a decrease in gross margins due to the recognition of revenues during the three months ended March 31, 2011 in connection with a California demand response program in which we participate for which we recognized the cost of such revenues in previous periods.

We currently expect that our gross margin for the full year 2012 will be similar to our gross margin for the full year 2011 due to the improved management of our portfolio of demand response capacity, including the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions, which we expect will offset a decrease in MW enrolled in the PJM market, a decrease in PJM prices in fiscal 2012 as compared to fiscal 2011, which will not be entirely offset by lower payments to our C&I customers, and the implementation of PJM’s market rule changes regarding capacity compliance measurement and verification. We also expect that our gross margin for the three months ended September 30, 2012 will be the highest gross margin among our four quarterly reporting periods in fiscal 2012 due to the seasonality of the demand response industry, which is consistent with our gross margin pattern in fiscal 2011 and prior years.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2012	2011
Operating Expenses:
Selling and marketing	$13,424	$14,591	(8.0)%
General and administrative	18,351	15,960	15.0%
Research and development	3,914	3,310	18.2%

Total	$35,689	$33,861	5.4%

	Nine Months Ended September 30,		Percentage Change
	2012	2011
Operating Expenses:
Selling and marketing	$41,342	$39,798	3.9%
General and administrative	52,880	48,172	9.8%
Research and development	11,536	9,892	16.6%

Total	$105,758	$97,862	8.1%

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

We saw an increase in payroll and related costs within our operating expenses during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily driven by an increase in headcount, from 587 full-time employees at September 30, 2011 to 660 full-time employees at September 30, 2012, due to overall growth of the business as well as our acquisition of Energy Response Holdings Pty Ltd, or Energy Response, in July 2011. This increase was partially offset by a decrease in expected cash bonuses for fiscal 2012 as we granted certain restricted stock awards in lieu of a portion of cash bonuses, which awards will vest only if certain performance conditions are achieved, certain of which are not deemed probable as of September 30, 2012. The expense related to these restricted stock awards is recorded as a component of stock-based compensation expense.

Selling and Marketing Expenses

	Three Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$8,513	$9,296	(8.4)%
Stock-based compensation	1,182	964	22.6%
Other	3,729	4,331	(13.9)%

Total	$13,424	$14,591	(8.0)%

	Nine Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$26,639	$26,362	1.1%
Stock-based compensation	3,428	3,262	5.1%
Other	11,275	10,174	10.8%

Total	$41,342	$39,798	3.9%

The decrease in selling and marketing expenses for the three months ended September 30, 2012 compared to the same period in 2011 was primarily driven by compensation related expenses. The decrease in payroll and related costs for the for the three months ended September 30, 2012 compared to the same period in 2011 was due to a decrease in expected cash bonuses for fiscal 2012 as a portion of those bonuses will be settled in shares of our common stock and therefore is recorded in stock-based compensation expense. Additionally, the decrease in payroll and related costs for the three months ended September 30, 2012 compared to the same period in 2011 was the result of a decrease in the average commission percentage payable to employees in our sales organization and a decrease in MW sold in PJM due to a decline in our enrolled MW in the PJM market for fiscal 2012. The increase in payroll and related costs for the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to an increase in salary rates per full-time employee which was partially offset by lower commissions and a decrease in expected cash bonuses for fiscal 2012 as a portion of those bonuses will be settled in shares of our common stock and therefore is recorded in stock-based compensation expense. In addition, we incurred higher travel related costs of $0.3 million.

The increase in stock-based compensation for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock rather than cash and is, therefore, recorded as a component of stock-based compensation expense. This increase was offset by a lower grant date fair value of stock-based awards granted during the nine months ended September 30, 2012, which was lower than the grant date fair value of stock-based awards that became fully vested during the nine months ended September 30, 2011, as well as a reversal of stock-based compensation due to forfeitures of a greater number of stock-based awards during the nine months ended September 30, 2012.

The decrease in other selling and marketing expenses for the three months ended September 30, 2012 compared to the same period in 2011 was due to a $0.2 million decrease in marketing costs, a $0.1 million decrease in facilities costs, and a $0.2 million decrease in financial costs due to the trade name impairment expense recorded in the three months ended September 30, 2011. The increase in other selling and marketing expenses for the nine months ended September 30, 2012 compared to the same period of 2011 was due to a $1.0 million increase in amortization related to acquired intangible assets as a result of our acquisition of Energy Response in July 2011.

General and Administrative Expenses

	Three Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$9,622	$8,621	11.6%
Stock-based compensation	1,908	1,975	(3.4)%
Other	6,821	5,364	27.2%

Total	$18,351	$15,960	15.0%

	Nine Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$27,640	$26,678	3.6%
Stock-based compensation	5,712	6,355	(10.1)%
Other	19,528	15,139	29.0%

Total	$52,880	$48,172	9.8%

The increase in payroll and related costs for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily attributable to an increase in the number of general and administrative full-time employees from 313 at September 30, 2011 to 367 at September 30, 2012. This increase was partially offset by a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock rather than cash and is, therefore, recorded as a component of stock-based compensation expense.

The decrease in stock-based compensation for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to significant stock-based awards granted in 2007 that became fully expensed prior to the three months ended September 30, 2012. This decrease was offset by an increase in stock-based compensation related to a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock rather than cash, which is recorded as a component of stock-based compensation expense. The decrease in stock-based compensation for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the reversal of stock-based compensation expense related to the forfeiture of stock-based awards that were granted to our former chief financial officer, as well as fully-vested stock awards that were granted to our board of directors at a lower grant-date fair value in the nine months ended September 30, 2012 than the fair value of stock-based awards granted to them during the nine months ended September 30, 2011. These decreases were offset by an increase in stock-based compensation related to a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock rather than cash, which is recorded as a component of stock-based compensation expense.

The increase in other general and administrative expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was attributable to an increase of $0.8 million and $1.1 million, respectively, in facilities expenses due to higher rent and insurance costs in addition to higher depreciation expense that resulted from a change in useful life of the leasehold improvements under our current lease, in addition to an increase of $1.0 million and $2.1 million, respectively, in higher fees mainly associated with our regulatory compliance. The increase in other general and administrative expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was also attributable to a lease termination charge of $1.1 million that resulted from our election to terminate the operating lease for our current corporate headquarters effective June 30, 2013 in addition to higher travel related costs of $0.3 million. The increase in other general and administrative expenses for the three months ended September 30, 2012 compared to the same period in 2011 was offset by a $0.3 million decrease in technology and communication costs. The increase in other general and administrative expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was offset by a decrease of $0.3 million in finance charges related to an arrangement that was terminated in late 2011.

Research and Development Expenses

	Three Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$2,077	$1,869	11.1%
Stock-based compensation	251	282	(11.0)%
Other	1,586	1,159	36.8%

Total	$3,914	$3,310	18.2%

	Nine Months Ended September 30,		Percentage Change
	2012	2011
Payroll and related costs	$6,490	$5,541	17.1%
Stock-based compensation	878	871	0.8%
Other	4,168	3,480	19.8%

Total	$11,536	$9,892	16.6%

The increase in research and development expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily driven by payroll and related costs associated with an increase in the number of research and development full-time employees from 72 at September 30, 2011 to 86 at September 30, 2012, as well as an increase in salary rates per full-time employee. This increase for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was partially offset by an increase in capitalized application development costs primarily related to our DemandSMART application.

The decrease in stock-based compensation expense for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to significant stock-based awards granted in 2007 that became fully expensed prior to the period ended September 30, 2012. This decrease was offset by an increase in stock-based compensation for the three and nine months ended September 30, 2012 related to a portion of the expected bonuses for fiscal 2012 that will be settled in shares of our common stock rather than cash and is, therefore, recorded as a component of stock-based compensation expense.

The increase in other research and development expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to an increase of $0.2 million and $0.5 million, respectively, in the allocation of company-wide overhead costs which are allocated based on headcount. The increase in other research and development expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was also due to an increase of $0.2 million and $.04 million, respectively, related to increased license fees.

Other Income (Expense), Net

Other income, net for the three and nine months ended September 30, 2012 was $0.6 million and $1.3 million, respectively compared to other (expense), net of ($2.5) million for both the three and nine months ended September 30, 2011. Other income (expense), net was primarily comprised of foreign currency gains (losses) and a nominal amount of interest income. We have approximately $20.6 million ($19.9 million Australian) in intercompany receivables denominated in Australian dollars that arose from the acquisition of Energy Response in July 2011. Substantially all of the foreign currency gains (losses) represent unrealized gains (losses) and, therefore, are non-cash in nature. We currently do not hedge any of our foreign currency transactions.

Income Taxes

In accordance with ASC 740, Income Taxes, or ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. Generally, if an enterprise has a year-to-date ordinary loss at the end of an interim period and anticipates an ordinary loss for the full fiscal year, the enterprise will record an interim period tax provision based on applying the estimated annual effective tax rate to the ordinary loss. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the six months ended June 30, 2012, we had determined that we were unable to make a reliable estimate of our annual effective tax rate due to unusual sensitivity to the rate as it relates to the forecasted 2012 U.S. loss. As a result, we recorded a tax provision during the six months ended June 30, 2012 based on our actual effective tax rate for the six months ended June 30, 2012. For the nine months ended September 30, 2012, we have determined that we are able to make a reliable estimate of our annual effective tax rate due to the resolution of certain matters that previously resulted in significant volatility in both the forecasted fiscal 2012 U.S. ordinary income and our U.S. effective tax rate, and applied this estimated annual effective tax rate to our year-to-date income.

Since we determined the estimate of our annual effective tax rate to be reliable, we recorded a benefit from income taxes of $0.7 million and income tax expense of $0.1 million for the three and nine months ended September 30, 2012, respectively. The application of the estimated annual tax rate on year-to-date income resulted in a benefit from income taxes for the three months ended September 30, 2012 primarily due to the reversal of the amortization of the U.S. tax deductible goodwill previously recorded during the six months ended June 30, 2012. The provision for income taxes for the nine months ended September 30, 2012 represents the estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes and for which there were no tax net operating loss carryforwards. For fiscal 2012, we expect a provision for income taxes of approximately $1.5 million to $2.0 million for the estimated foreign taxes and tax on deductible goodwill, for which the amortization creates a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature. This will result in a tax provision for the three months ending December 31, 2012 of approximately these same amounts. We do not to pay expect any significant amount of cash income taxes for the year ending December 31, 2012.

We reviewed all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years, as well as our ability to generate income in future periods. As of September 30, 2012, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a full valuation allowance on all of our U.S. deferred tax assets.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of September 30, 2012, we had an accumulated deficit of $77.7 million. As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $93.2 million, an increase of $5.9 million from the December 31, 2011 balance of $87.3 million, and amounts available under the 2012 credit facility. At September 30, 2012 and December 31, 2011, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at September 30, 2012, amounts available under the 2012 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our energy management applications, services and products to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2012 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities	$12,866	$16,766
Cash flows used in investing activities	(7,147)	(94,088)
Cash flows provided by financing activities	141	1,861
Effects of exchange rate changes on cash	11	(535)

Net change in cash and cash equivalents	$5,871	$(75,996)

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2012 was $12.9 million and consisted of net income of $3.5 million and $29.1 million of noncash items, primarily consisting of depreciation and amortization, stock-based compensation charges, impairment charges of property and equipment, unrealized foreign exchange transaction gains, and non-cash interest expense, offset by $19.7 million of net cash used in working capital and other activities. Cash used in working capital and other activities consisted of an increase of $29.8 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, an increase of $11.6 million in unbilled revenues relating to the PJM demand response market, a decrease of $3.3 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the repayment of certain accrued performance adjustments, an increase in capitalized incremental direct customer contract costs of $1.2 million, and a decrease of $0.4 million in accrued payroll and related expenses. These amounts were offset by cash provided by working capital and other activities consisting of an increase of $13.1 million in deferred revenue, an increase in accrued capacity payments of $11.1 million, the majority of which was related to the PJM demand response market, an increase in other noncurrent liabilities of $0.6 million, and a decrease in prepaid expenses and other assets of $1.6 million.

Cash provided by operating activities for the nine months ended September 30, 2011 was approximately $16.8 million and consisted of net income of $14.6 million and $32.1 million of non-cash items, primarily consisting of depreciation and amortization, deferred taxes, stock-based compensation charges, impairment charges of property and equipment, and unrealized foreign exchange losses, offset by $30.0 million of net cash used in working capital and other activities. Cash provided by working capital and other activities consisted of an increase in accrued capacity payments of $23.3 million relating primarily to the PJM demand response market, an increase of $3.4 million in deferred revenue, an increase of $1.6 million in accrued payroll and related expenses, and a decrease of $2.9 million in prepaid expenses and other current assets. These amounts were offset by cash used in working capital and other activities consisting of an increase of $30.1 million in unbilled revenues relating to the PJM demand response market, an increase of $20.3 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, a decrease of $3.8 million in accounts payable and accrued expenses and other current liabilities due to the timing of payments, an increase in capitalized incremental direct customer contract costs of $4.0 million, an increase in other assets of $2.8 million and a decrease in other noncurrent liabilities of 0.2 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was $7.1 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we incurred $11.8 million in capital expenditures primarily related to the purchase of office equipment, capitalized internal use software costs and demand response equipment and other miscellaneous capital expenditures. In addition, during the nine months ended September 30, 2012, our restricted cash and deposits decreased by $4.7 million due to a decrease in deposits principally related to the financial assurance requirements for demand response programs in which we participate, as these deposits were replaced with letters of credit.

Cash used in investing activities was $94.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we acquired Global Energy for a purchase price of $26.7 million, of which $19.9 million was paid in cash, M2M for a purchase price of $28.6 million, of which $17.5 million was paid in cash, DMT Energy Pty Ltd, or DMT, for a purchase price of $5.2 million, of which $3.9 million was paid in cash, and Energy Response for a purchase price of $30.1 million, of which $27.3 million was paid in cash. The net cash acquired from these acquisitions was $1.1 million. Additionally, our cash investments included the cash portion of the acquisition contingent consideration for Cogent Energy, Inc., or Cogent, of $1.5 million. Our other principal cash investments during the nine months ended September 30, 2011 related to capitalized internal use software costs used to build out and expand our energy management applications and services and purchases of property and equipment. During the nine months ended September 30, 2011, we also incurred $15.2 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous expenditures. In addition, during the nine months ended September 30, 2011, our deposits increased by $9.4 million primarily due to financial assurance requirements related to demand response programs in Australia.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.1 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock.

Credit Facility Borrowings

In April 2011, we and one of our subsidiaries entered into a $75,000 senior secured revolving credit facility pursuant to a credit agreement, which was subsequently amended in June 2011, November 2011 and December 2011, with SVB and one other financial institution, which we refer to as the 2011 credit facility. In March 2012, we and one of our subsidiaries entered into the 2012 credit facility, which replaced the 2011 credit facility. The 2012 credit facility was subsequently amended in June 2012 to reduce minimum earnings levels for the quarterly financial covenant for the period ended June 30, 2012, under which SVB became the sole lender, our borrowing limit was decreased from $75.0 million to $50.0 million and certain of our financial covenant compliance requirements were modified or eliminated. The material changes to our monthly and quarterly financial covenants in the 2012 credit facility included:

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

The 2012 credit facility also decreased the letter of credit fee charged to us in connection with the issuance or renewal of letters of credit from 2.125 % to 2.0%.

Subject to continued compliance with the covenants contained in the 2012 credit facility, the full amount of the 2012 credit facility may be available for issuances of letters of credit and up to $5.0 million of the 2012 credit facility may be available for swing line loans. The interest on revolving loans under the 2012 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, (y) the Federal Funds Effective Rate plus 0.50% and (z) the Eurodollar Rate for a one-month interest period plus 1.00%) plus 1.00%. We expense the interest and letter of credit fees under the 2012 credit facility, as applicable, in the period incurred. The obligations under the 2012 credit facility are secured by all of our domestic assets and the assets of several of our subsidiaries, excluding our foreign subsidiaries. The 2012 credit facility terminates and all amounts outstanding thereunder are due and payable in full on April 15, 2013. We incurred financing costs of $0.5 million in connection with the 2012 credit facility, which were deferred and were being amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2012 credit facility, we incurred financing costs of $0.1 million which were deferred and are being amortized to interest expense over the term of the 2012 credit facility. As a result of the 2012 credit facility, during the six months ended June 30, 2012, in addition to the amortization of deferred financing costs, we expensed $0.1 million, or 33%, of the remaining initial deferred financing costs related to the 33% reduction in the available borrowing limit.

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

As of September 30, 2012, we were in compliance with all of our covenants under the 2012 credit facility. We believe that it is reasonably assured that we will comply with the financial covenants under the 2012 credit facility for the foreseeable future. The 2012 credit facility will expire in April 2013. If we are unable to renew the 2012 credit facility under favorable terms or enter into a new credit facility, we may be required to collateralize with cash any outstanding letters of credit.

As of September 30, 2012, we had no borrowings, but had outstanding letters of credit totaling $44.3 million under the 2012 credit facility. The increase from the amount of outstanding letters of credit as of December 31, 2011 totaling $31.6 million is due to additional financial assurance requirements resulting from new customer arrangements and increases in delivery obligations under certain open market bidding programs. As of September 30, 2012, we had $5.7 million available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installation related to our business. Our capital expenditures totaled $11.8 million and $15.2 million during the nine months ended September 30, 2012 and 2011, respectively. As we continue to grow, we expect our capital expenditures for fiscal 2012 to increase as compared to fiscal 2011. Furthermore, we expect our capital expenditures for fiscal 2013 to continue to increase partially due to the capital expenditures related to our new lease for our new principal executive offices.

Contractual Obligations

As of September 30, 2012, the contractual obligations disclosure contained in our 2011 Form 10-K has not materially changed, except as disclosed herein:

In June 2012, we exercised our termination option under our current lease and provided notice of our election to terminate our current lease for our principal executive offices. The termination will be effective as of June 30, 2013. As a result of our election to terminate our current lease, we are required to make a lease termination payment of $1.1 million, of which $573,000 was paid upon exercise of the election to terminate and the remaining $573,000 is due and payable on or before July 1, 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recorded the fair value of this lease termination expense of $1.1 million within general and administrative expenses in the unaudited condensed consolidated statements of income during the three months ended June 30, 2012. Pursuant to the terms of our current lease, in addition to the lease termination payments, we are required to continue to pay our contractual lease payments through the lease termination date of June 30, 2013. We will record the remaining contractual lease payments ratably through the lease termination date since we currently intend to utilize the leased space through the lease termination date. As a result of our election to terminate our current lease, we have re-evaluated the estimated useful life of the leasehold improvements and furniture and fixtures related to this leased space and have concluded that a change in the estimated useful life is required. As a result, commencing in June 2012, we revised the estimated useful life of these associated assets totaling $0.9 million to fully depreciate the remaining net book value of these assets over the shorter of their remaining useful life or the revised lease termination date.

In July 2012, we entered into a new lease for our new principal executive offices. The new lease term is through July 2020 and the new lease contains both a rent holiday period and escalating rental payments over the lease term. The new lease also requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The new lease also contains representations and warranties customary for this type of lease agreement. We are currently making certain improvements to the leased space and intend to occupy the space during the first half of fiscal 2013. In accordance with the new lease, the landlord is providing certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, we will record the incentives as deferred rent and expense these amounts as reductions of lease expense over the lease term. Although lease payments under the new lease do not commence until August 2013, as we have the right to use and control physical access to the space, we have determined that the lease term commenced in July 2012 and as a result are recording rent expense on this lease arrangement on a straight-line basis. The new lease also contains certain provisions requiring us to restore certain aspects of the leased space to its initial condition. We have determined that these provisions represent asset retirement obligations and will record the estimated fair value of these obligations as the related leasehold improvements are incurred. There have been no leasehold improvements which would represent asset retirement obligations as of September 30, 2012. We will accrete the liability to fair value over the life of the lease as a component of operating expenses.

Information regarding our significant contractual obligations of the types described below is set forth in the following table and includes the new lease and the change in the expected payments under our Current Lease described above. Payments due by period have been presented based on payments due subsequent to September 30, 2012. For example, the payments due in less than one year represent contractual obligations that will be settled by September 30, 2013.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations (not reduced by sublease rentals of $280)	$33,229	$4,822	$9,328	$7,697	$11,382

Total	$33,229	$4,822	$9,328	$7,697	$11,382

Our operating lease obligations relate primarily to the lease of our corporate headquarters in Boston, Massachusetts and our offices in Walnut Creek, San Francisco, Irvine and Concord, California; Baltimore, Maryland; Boise, Idaho; Dallas, Texas; Melbourne, Australia; and London, United Kingdom as well as certain property and equipment. There have been no other material changes in our operating lease obligations during the three months ended September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2012, we had outstanding letters of credit totaling $44.3 million under the 2012 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources — Credit Facility Borrowings” above and Note 8 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2011 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2012.

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

Use and Economic Substance of Non-GAAP Financial Measures

Management uses these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. Management believes that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, management considers non-GAAP net income to be an important indicator of the overall performance because it eliminates the effects of events that are either not part of our core operations or are non-cash compensation expenses. In addition, management considers adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Moreover, management considers free cash flow to be an indicator of our operating trend and performance of our business.

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2012 and 2011, respectively, as well as reasons for excluding these individual items:

•

Management defines non-GAAP net income as net income before expenses related to stock-based compensation and amortization expenses related to acquisition-related intangible assets, net of related tax effects.

•

Management defines adjusted EBITDA as net income, excluding depreciation, amortization, stock-based compensation, interest, income taxes and other income (expense). Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historic cost incurred to build out our deployed network and may not be indicative of current or future capital expenditures.

•

Management defines free cash flow as net cash provided by operating activities less capital expenditures. Management defines capital expenditures as purchases of property and equipment, which includes capitalization of internal-use software development costs.

Material Limitations Associated with the Use of Non-GAAP Financial Measures

Non-GAAP net income, non-GAAP net income per share, adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to, the financial information presented in accordance with GAAP and should not be considered measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies.

Non-GAAP Net Income and Non-GAAP Net Income per Share

Net income for the three months ended September 30, 2012 was $60.3 million, or $2.26 per basic share and $2.21 per diluted share, compared to net income of $46.9 million, or $1.83 per basic share and $1.77 per diluted share, for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $3.5 million, or $0.13 per basic and diluted share, compared to net income of $14.6 million, or $0.57 per basic and $0.55 per diluted share, for the nine months ended September 30, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the three months ended September 30, 2012 was $65.5 million, or $2.46 per basic share and $2.40 per diluted share compared to non-GAAP net income of $52.1 million, or $2.03 per basic share and $1.96 per diluted share, for the three months ended September 30, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the nine months ended September 30, 2012 was $19.0 million, or $0.72 per basic share and $0.70 per diluted share, compared to non-GAAP net income of $29.7 million, or $1.16 per basic share and $1.12 per diluted share, for the nine months ended September 30, 2011. The reconciliation of GAAP net income to non-GAAP net income is set forth below:

	Three Months Ended September 30,
	2012	2011
	(In thousands, except share and per share data)
GAAP net income	$60,348	$46,878
ADD: Stock-based compensation	3,341	3,221
ADD: Amortization expense of acquired intangible assets	1,808	2,008
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income	$65,497	$52,107

GAAP net income per basic share	$2.26	$1.83
ADD: Stock-based compensation	0.13	0.12
ADD: Amortization expense of acquired intangible assets	0.07	0.08
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income per basic share	$2.46	$2.03

GAAP net income per diluted share	$2.21	$1.77
ADD: Stock-based compensation	0.12	0.12
ADD: Amortization expense of acquired intangible assets	0.07	0.07
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income per diluted share	$2.40	$1.96

Weighted average number of common shares outstanding
Basic	26,653,252	26,683,177
Diluted	27,325,949	26,538,278

	Nine Months Ended September 30,
	2012	2011
	(In thousands, except share and per share data)
GAAP net income	$3,499	$14,633
ADD: Stock-based compensation	10,018	10,488
ADD: Amortization expense of acquired intangible assets	5,438	4,533
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income	$18,955	$29,654

GAAP net income per basic share	$0.13	$0.57
ADD: Stock-based compensation	0.38	0.41
ADD: Amortization expense of acquired intangible assets	0.21	0.18
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income per basic share	$0.72	$1.16

GAAP net income per diluted share	$0.13	$0.55
ADD: Stock-based compensation	0.37	0.40
ADD: Amortization expense of acquired intangible assets	0.20	0.17
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net income per diluted share	$0.70	$1.12

Weighted average number of common shares outstanding
Basic	26,470,634	25,491,362
Diluted	27,069,569	26,498,620

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three or nine months ended September 30, 2012 or 2011, respectively.

Adjusted EBITDA

Adjusted EBITDA was $69.1 million and $60.7 million for the three months ended September 30, 2012 and 2011, respectively. Adjusted EBITDA was $32.3 million and $46.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The reconciliation of net income to adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$60,348	$46,878	$3,499	$14,633
Add back:
Depreciation and amortization	6,428	6,545	18,852	16,509
Stock-based compensation expense	3,341	3,221	10,018	10,488
Other (income) expense	(619)	2,471	(1,316)	2,485
Interest expense	300	397	1,197	798
(Benefit from) provision for income tax	(718)	1,225	95	1,992

Adjusted EBITDA	$69,080	$60,737	$32,345	$46,905

Free Cash Flow

Cash flows provided by operating activities were $8.6 million and $12.9 million for the three and nine months ended September 30, 2012, respectively. Cash flows provided by operating activities were $8.7 million and $16.8 million for the three and nine months ended September 30, 2011, respectively. We had positive free cash flows of $6.0 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively. We had positive free cash flows of $1.1 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. The reconciliation of cash flow from operating activities to free cash flow is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$8,625	$8,714	$12,866	$16,766
Subtract:
Purchases of property and equipment	(2,618)	(3,028)	(11,752)	(15,172)

Free cash flow	$6,007	$5,686	$1,114	$1,594

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K during the three months ended September 30, 2012.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and nine months ended September 30, 2012, approximately 12% of our consolidated sales in each period were generated outside the United States, and we anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales for fiscal 2012 and will continue to grow in subsequent fiscal years.

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

During the three months ended September 30, 2012 and 2011, we incurred foreign exchange gains totalling $0.6 million and foreign exchange losses totalling $2.6 million, respectively. During the nine months ended September 30, 2012 and 2011, we incurred foreign exchange gains totalling $1.2 million and foreign exchange losses totalling $2.8 million, respectively. The significant increase in (losses) gains arising from transactions denominated in foreign currencies for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due to the significant increase of foreign denominated intercompany receivables held by us from one of our Australian subsidiaries primarily as a result of the funding provided to complete the acquisition of Energy Response and the exchange rate fluctuations of the U.S. dollar to the Australian dollar during the three months and nine months ended September 30, 2012. During the nine months ended September 30, 2012, we realized gains of $0.5 million related to transactions denominated in foreign currencies. During the three months ended September 30, 2012 and the three and nine months ended September 30, 2011, there were no material realized gains or losses related to transactions denominated in foreign currencies. As of September 30, 2012, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment nature” totaling $20.6 million, or $19.9 million Australian.

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, and for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $2.0 million gain or loss.

We currently do not have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. We are evaluating certain potential programs, including the use of derivative financial instruments, to reduce our exposure to foreign exchange gains and losses, and the volatility of future cash flows caused by changes in currency exchange rates. The utilization of forward foreign currency contracts would reduce, but would not eliminate, the impact of currency exchange rate movements.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K. During the three months ended September 30, 2012, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2011 Form 10-K.

The following risk factors replace and supersede the corresponding risk factors set forth in our 2011 Form 10-K:

Unfavorable regulatory decisions, changes to the market rules applicable to the programs in which we currently participate or may participate in the future, and varying regulatory structures in certain regional electric power markets could negatively affect our business and results of operations.

Unfavorable regulatory decisions in markets where we currently operate or choose to operate in the future could also significantly and negatively affect our business. For example, in February 2012 FERC issued an order substantially accepting the PJM proposal, which resulted in the immediate implementation of PJM’s proposed market rule changes regarding capacity compliance measurement and verification. As a result, our future revenues and profit margins with respect to the PJM region may be reduced and our future results of operations and financial condition may be negatively impacted, although these impacts may be offset by our future growth in MWs in the PJM market. In addition, to the extent that PJM or any other grid operator or utility customer is successful at modifying any program or market rules in the future in a manner adverse to our business, our future revenues and profit margins may be significantly reduced and our future results of operations and financial condition could be further negatively impacted. Market rules could also be modified to change the design of a particular demand response program, which may adversely affect our participation in that program, or a demand response program in which we currently participate could be eliminated in its entirety and replaced with a new program that is more expensive for us to operate. For example, the commencement of ISO-NE’s forward capacity market in June 2010, included new program rules that changed measurement and verification methodologies and lowered prices for certain demand response resource types as compared to the ISO-NE program in effect prior to June 2010. This rule change resulted in reduced participation by demand response resources and negatively impacted our revenues, profits and profit margins in the ISO-NE market. Any elimination or change in the design of a demand response program, including any supplemental program, could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and especially in the PJM, ISO-NE and Western Australian markets where we have substantial operations, could have a material adverse effect on our results of operations and financial condition.

Regulators could also modify market rules in certain areas to further limit the use of back-up generators in demand response markets or could implement bidding floors or caps that could lower our revenue opportunities. For example, the Environmental Protection Agency, or the EPA, has proposed a rule in the National Environmental Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines that would allow emergency generators to participate in emergency demand response programs for up to 100 hours per year. In the event the EPA adopts a final rule that decreases the proposed 100 hour per year limit for participation by emergency generators in emergency demand response programs or eliminates any participation by emergency generators in emergency demand response programs, some of the demand response capacity reductions that we aggregate from C&I customers willing to reduce consumption from the electric power grid by activating their own back-up generators during demand response events would not qualify as capacity without the addition of certain emissions reduction equipment, and we would have to find alternative sources of capacity to meet our capacity obligations to our electric power grid operator and utility customers. In addition, the electric power industry is highly regulated. The regulatory structures in regional electricity markets are varied and some regulatory requirements make it more difficult for us to provide some or all of our energy management applications, services and products in those regions. For instance, in some markets, regulated quantity or payment levels for demand response capacity or energy make it more difficult for us to cost-effectively enroll and manage many C&I customers in demand response programs. Further, some markets have regulatory structures that do not yet include demand response as a qualifying resource for purposes of short-term reserve requirements known as ancillary services. As part of our business strategy, we intend to expand into additional regional electricity markets. However, unfavorable regulatory structures could limit the number of regional electricity markets available to us for expansion.

We may be subject to governmental or regulatory investigations or audits and may incur significant penalties and fines if found to be in non-compliance with any applicable State or Federal regulation.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, regulations by FERC related to market design, market rules, tariffs, and bidding rules impact how we can interact with our electric power grid operator and utility customers. In addition, we may be subject to governmental or regulatory investigations or audits from time to time in connection with our participation in certain demand response programs. For example, we are currently the subject of two investigations by FERC, the first of which addresses unintentional meter data errors associated with a small number of our demand response sites in the ISO-NE market and the second of which addresses the failure by Celerity to make two FERC filings in a timely manner in 2010. Although we do not currently expect that the investigations by FERC will have a material adverse effect on our business, financial condition or results of operations, any similar investigation could result in a material adjustment to our historical financial statements and may have a material adverse effect on our results of operations and financial condition. As part of any regulatory investigation or audit, FERC or any other governmental or regulatory entity may review our performance under our utility contracts and open market bidding programs, cost structures, and compliance with applicable laws, regulations and standards. If an investigation or audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, in addition to any negative publicity associated with any such penalties or sanctions, which could have a material adverse effect on our results of operations and financial condition.

In addition, our subsidiary Celerity exports power to the electric power grid and is thus subject to direct regulation by FERC and its regulations related to the sale of wholesale power at market based rates. In addition, to the extent our demand response resources are used to provide ancillary services that involve a sale of electric energy or capacity for resale, or the export of power onto the electric power grid, such activities are also subject to direct regulation by FERC. Despite our efforts to manage compliance with such regulations, we may be found to be in non-compliance with such regulations and therefore subject to penalties or fines, which could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits.

10.1*#	Lease Agreement by and between EnerNOC, Inc. and Fallon Cornerstone ONEMPDLLC, dated as of July 5, 2012.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Accounting Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: November 5, 2012	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: November 5, 2012	By:	/s/ Kevin Bligh
Kevin Bligh
Chief Accounting Officer