Form 10-Q
period 2013-03-31
ENERNOC INC
filed 2013-05-07
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 30,246,058 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 1, 2013.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$114,827	$115,041
Restricted cash	27	9
Trade accounts receivable, net of allowance for doubtful accounts of $410 and $487 at March 31, 2013 and December 31, 2012, respectively	26,968	35,208
Unbilled revenue	18,697	45,269
Capitalized incremental direct customer contract costs	15,855	10,226
Deposits	691	2,296
Prepaid expenses, deposits and other current assets	6,730	4,640

Total current assets	183,795	212,689
Property and equipment, net of accumulated depreciation of $72,760 and $67,909 at March 31, 2013 and December 31, 2012, respectively	41,991	32,592
Goodwill	79,562	79,505
Customer relationship intangible assets, net	20,367	21,709
Other definite-lived intangible assets, net	3,527	3,915
Capitalized incremental direct customer contract costs, long-term	3,340	3,929
Deposits and other assets	762	826

Total assets	$333,344	$355,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,599	$3,976
Accrued capacity payments	32,159	49,258
Accrued payroll and related expenses	11,807	13,044
Accrued expenses and other current liabilities	11,230	8,978
Accrued performance adjustments	787	685
Deferred revenue	32,263	20,063

Total current liabilities	96,845	96,004
Deferred acquisition consideration	541	533
Accrued acquisition contingent consideration	455	431
Deferred tax liability	4,594	4,222
Deferred revenue	10,630	11,837
Other liabilities	5,470	2,116
Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 29,999,979 and 29,019,923 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	30	29
Additional paid-in capital	349,484	344,137
Accumulated other comprehensive loss	(726)	(702)
Accumulated deficit	(133,979)	(103,442)

Total stockholders’ equity	214,809	240,022

Total liabilities and stockholders’ equity	$333,344	$355,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
DemandSMART	$24,489	$17,723
EfficiencySMART, SupplySMART and other	8,361	6,727

Total revenues	32,850	24,450
Cost of revenues	22,197	18,562

Gross profit	10,653	5,888
Operating expenses:
Selling and marketing	15,653	13,225
General and administrative	20,121	16,929
Research and development	4,820	3,804

Total operating expenses	40,594	33,958

Loss from operations	(29,941)	(28,070)
Other income, net	67	1,233
Interest expense	(313)	(480)

Loss before income tax	(30,187)	(27,317)
Provision for income tax	(350)	(396)

Net loss	$(30,537)	$(27,713)

Net loss per common share (basic and diluted)	$(1.12)	$(1.06)

Weighted average number of common shares used in computing basic and diluted net loss per common share	27,366,612	26,251,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(30,537)	$(27,713)
Foreign currency translation adjustments	(24)	399

Comprehensive loss	$(30,561)	$(27,314)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(30,537)	$(27,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,936	4,274
Amortization of acquired intangible assets	1,794	1,836
Stock-based compensation expense	4,704	3,378
Impairment of equipment	142	90
Unrealized foreign exchange transaction gain	(32)	(651)
Deferred taxes	372	372
Non-cash interest expense	71	164
Accretion of fair value of deferred purchase price consideration related to acquisition	8	8
Accretion of fair value of contingent purchase price consideration related to acquisition	22	22
Other, net	77	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	8,123	(3,525)
Unbilled revenue	26,578	38,692
Prepaid expenses and other current assets	(2,153)	355
Capitalized incremental direct customer contract costs	(5,033)	(2,488)
Other assets	82	226
Other noncurrent liabilities	3,357	52
Deferred revenue	11,004	7,258
Accrued capacity payments	(17,073)	(17,116)
Accrued payroll and related expenses	(1,086)	(4,593)
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	1,424	(832)

Net cash provided by (used in) operating activities	6,780	(188)

Cash flows from investing activities
Purchases of property and equipment	(8,938)	(3,553)
Change in restricted cash and deposits	1,564	(2,649)
Change in long-term assets	—	(111)

Net cash used in investing activities	(7,374)	(6,313)

Cash flows from financing activities
Proceeds from exercises of stock options	489	64

Net cash provided by financing activities	489	64
Effects of exchange rate changes on cash and cash equivalents	(109)	(30)

Net change in cash and cash equivalents	(214)	(6,467)
Cash and cash equivalents at beginning of period	115,041	87,297

Cash and cash equivalents at end of period	$114,827	$80,830

Non-cash financing and investing activities
Issuance of common stock in satisfaction of bonuses	$154	$350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) was incorporated in Delaware on June 5, 2003. The Company, which operates in a single segment, is a leading provider of energy intelligence software and related solutions. The Company maximizes the full value of energy management for commercial, institutional and industrial end-users of energy, which the Company refers to as its C&I customers, and its electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management services that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions. The Company uses its Network Operations Center (NOC) and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, the Company has generated revenues primarily from electric power grid operators and utilities that make recurring payments to the Company for managing demand response capacity. The Company shares these recurring payments with its C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated balance sheet as of December 31, 2012 resulting in a decrease to both accounts receivable and deferred revenues of $8,042 to properly account for outstanding accounts receivable where the fees had been deferred because they were not fixed or determinable.

The Company reclassified a portion of its amortization expense related to acquired intangible assets in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 totaling $795 that had been classified within general and administrative expense during such period to selling and marketing expense to conform with current period presentation. Based on the nature of the acquired intangible assets to which this amortization expense relates, which are primarily customer relationship intangible assets, the Company believes that the classification within selling and marketing expense is a preferable classification.

The Company has reclassified certain amounts in its unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 to account for the changes in the unaudited condensed consolidated statements of cash flows for certain reclassifications to the unaudited condensed consolidated balance sheet as of March 31, 2012 and consolidated balance sheet as of December 31, 2011. The reclassifications resulted in a decrease to accounts receivable of $456, a decrease to deferred revenues of $70 and a decrease to accounts payable of $386 to properly account for outstanding accounts receivable where the fees had been deferred because they were not fixed or determinable, as well as to properly account for receivables and payables under a contractual arrangement on a gross basis. These reclassifications had no impact on the net cash used in operating activities in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012.

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

In March 2012, the Company and one of its subsidiaries entered into a $50,000 credit facility with Silicon Valley Bank (SVB), which was subsequently amended in June 2012 (the 2012 credit facility). On April 12, 2013, the Company and SVB entered into an amendment to the 2012 credit facility to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013 the Company entered into a new credit facility with SVB and the several lenders from time to time party thereto (the 2013 credit facility) at which time the 2012 credit facility was terminated. Under the 2013 credit facility, the Company’s borrowing limit was increased from up to $50,000 to up to $70,000, with the potential to increase the limit up to $100,000 with an additional commitment from the lenders or new commitments from new financial institutions. Refer to Note 6 for a further discussion of the 2013 credit facility.

In May 2013, the Company will be required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company has provided this financial assurance utilizing a $22,700 letter of credit issued under the 2013 credit facility and additionally, expects to utilize a portion of its available unrestricted cash on hand. Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover a portion of this letter of credit and cash during the second quarter of fiscal 2013.

There were no other material recognizable subsequent events recorded or requiring disclosure in the March 31, 2013 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2013 and statements of operations, statements of comprehensive loss and statements of cash flows for the three months ended March 31, 2013 and 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2013 (fiscal 2013).

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of other comprehensive loss and included in accumulated other comprehensive loss within stockholders’ equity. (Losses) gains arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other income, net in the unaudited condensed consolidated statements of operations and were $16 and $1,144 for the three months ended March 31, 2013 and 2012, respectively. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate. During the three months ended March 31, 2013, $10,266 ($9,921 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized loss of $280. During the three months ended March 31, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized gain of $494. During the three months ended March 31, 2013 and 2012, there were no other material realized gains (losses) incurred related to transactions denominated in foreign currencies. As of March 31, 2013, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $11, 691 at March 31, 2013 exchange rates ($11,224 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of March 31, 2013, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $21,212 at March 31, 2013 exchange rates ($20,364 Australian) and during the three months ended March 31, 2013, the Company recorded translation adjustments of $87 related to this intercompany funding within accumulated other comprehensive loss.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive loss, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs, including license fees and external consulting costs, of $2,631 and $658 for the three months ended March 31, 2013 and 2012, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40, Internal-Use Software (ASC 350-40). The capitalized amount was included as software in property and equipment at March 31, 2013 and December 31, 2012. Amortization of capitalized internal use software costs was $1,308 and $1,075 for the three months ended March 31, 2013 and 2012, respectively. Accumulated amortization of capitalized internal use software costs was $17,017 and $15,709 as of March 31, 2013 and December 31, 2012, respectively. The Company anticipates that the amount of software development costs that are capitalized in accordance with ASC 350-40 will continue to increase for the foreseeable future as the Company continues its development and significant enhancement of its DemandSMART, EfficiencySMART and SupplySMART applications.

Impairment of Property and Equipment

During the three months ended March 31, 2013, the Company identified impairment indicators related to certain demand response equipment as a result of the removal of such equipment from service during the three months ended March 31, 2013. As a result of these impairment indicators, the Company performed impairment tests during the three months ended March 31, 2013 and recognized impairment charges of $142 during the three months ended March 31, 2013, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes Australia, New Zealand and the United Kingdom. Revenues are based upon customer location and internationally totaled $8,087 and $3,019 for the three months ended March 31, 2013 and 2012, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2013	2012
United States	75%	88%
Canada	15	8
All other	10	4

Total	100%	100%

As of March 31, 2013 and December 31, 2012, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of March 31, 2013 and December 31, 2012:

		As of March 31, 2013		As of December 31, 2012
	Weighted Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (in years)	Amount	Amortization	Amount	Amortization
Customer relationships	3.85	$32,751	$(12,384)	$32,667	$(10,958)

Customer contracts	3.99	4,218	(2,523)	4,218	(2,420)
Employment agreements and non- compete agreements	0.98	1,728	(1,211)	1,728	(1,115)
Software		120	(120)	120	(120)
Developed technology	1.56	2,300	(1,317)	2,300	(1,161)
Trade name	0.89	575	(369)	575	(340)
Patents	6.91	180	(54)	180	(50)

Total other definite-lived intangible assets		9,121	(5,594)	9,121	(5,206)

Total		$41,872	$(17,978)	$41,788	$(16,164)

The change in intangible assets from December 31, 2012 to March 31, 2013 was due to foreign currency translation adjustments that resulted from a stronger U.S. dollar. Amortization expense related to intangible assets amounted to $1,794 and $1,836 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for developed technology, which was $139 and $161 for the three months ended March 31, 2013 and 2012, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of operations. The intangible asset lives range from one to ten years and the weighted average remaining life was 3.6 years at March 31, 2013. Estimated amortization is expected to be $5,404, $6,729, $4,695, $4,109 and $2,957 for the nine months ending December 31, 2013, and years ending 2014, 2015, 2016 and 2017, respectively.

Goodwill

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s annual impairment test date is November 30 (Impairment Date). The Company has determined that it currently has two reporting units: (1) the consolidated Australian operations, which represent the Company’s Australia and New Zealand operations, and (2) all other operations. During the three months ended March 31, 2013, there were no potential impairment indicators identified that required an interim impairment test of goodwill. The Company’s market capitalization as of March 31, 2013 exceeded the book value of its consolidated net assets by more than 100%. In addition, as of November 30, 2012 (last Impairment Date), the fair value of both the Company’s consolidated Australia reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 50%.

The following table shows the change of the carrying amount of goodwill from December 31, 2012 to March 31, 2013:

Balance at December 31, 2012	$79,505
Foreign currency translation	57

Balance at March 31, 2013	$79,562

3. Net Loss Per Share

A reconciliation of basic and diluted share amounts for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic weighted average common shares outstanding	27,367	26,251
Weighted average common stock equivalents	—	—

Diluted weighted average common shares outstanding	27,367	26,251

Weighted average anti-dilutive shares related to:
Stock options	1,250	1,551
Nonvested restricted shares	2,189	1,277
Restricted stock units	81	190
Escrow shares	64	337

In reporting periods in which the Company has a net loss, anti-dilutive shares consist of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would have been anti-dilutive had the Company had net income. In those reporting periods in which the Company reports net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

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

In connection with certain of the Company’s business combinations, the Company issued common shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time. The 254,654 shares related to a component of the deferred purchase price consideration from the acquisition of M2M Communications Corporation (M2M), which are not subject to adjustment as the issuance of such shares is not subject to any contingency, are included in both the basic and diluted weighted average common shares outstanding amounts.

In January 2013, the Company released 46,506 shares of common stock held in escrow related to the Energy Response acquisition in accordance with the provisions within the respective escrow agreement.

4. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At both March 31, 2013 and December 31, 2012, the Company had no outstanding debt obligations.

5. Fair Value Measurements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	Fair Value Measurement at March 31, 2013 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	$541	$—	$—	$541
Accrued acquisition contingent consideration (1)	455	—	—	455

	$996	$—	$—	$996

(1)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities and were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of liabilities for the three months ended March 31, 2013 of $32 was due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $30 and changes in exchange rates. There were no changes to the probability or timing of payment during the three months ended March 31, 2013.

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets, refer to Note 1 for discussion of the determination of fair value of these assets.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurement at December 31, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	$533	$—	$—	$533
Accrued acquisition contingent consideration (1)	431	—	—	431

	$964	$—	$—	$964

(1)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represented the only assets or liabilities that the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012.

6. Financing Arrangements

In March 2012, the Company and one of its subsidiaries entered into the 2012 credit facility. On April 12, 2013, the Company, one of its subsidiaries and SVB entered into an amendment to the 2012 credit facility to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013 the Company, one of its subsidiaries and SVB terminated the 2012 credit facility.

On April 18, 2013, the Company entered into the 2013 credit facility, which replaced the 2012 credit facility. The 2013 credit facility provides for a two year revolving line of credit in the aggregate amount of $70,000, subject to increase from time to time up to an aggregate amount of $100,000 with an additional commitment from the lenders or new commitments from new financial institutions. The material changes in the 2013 credit facility’s monthly and quarterly financial covenants as compared to the financial covenants contained in the 2012 credit facility include:

•

a change in the Company’s quarterly financial covenant, previously based on specified minimum earnings levels, to one based on specified free cash flow levels. The specified minimum free cash flow financial covenant is based on earnings before depreciation and amortization expense, interest expense and income, provision for income taxes, stock-based compensation expense, certain impairment charges and certain other non-cash charges or unusual gains over a trailing twelve month period less the sum of capital expenditures, cash paid for interest expense and cash paid for income taxes over the same trailing twelve month period;

•

a change to the Company’s monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities, increasing the Company’s required minimum of unrestricted cash from $30,000 to $45,000 for certain periods; and

•

inclusion of a borrowing base covenant that limits the amount of borrowings, including letters of credit, under the 2013 credit facility based on a specified calculation. This borrowing base covenant is effective through the required filing date of the Company’s September 30, 2013 unaudited condensed consolidated financial statements with the SEC on Form 10-Q, as well as for any period in which the Company’s unrestricted cash falls below $70,000.

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5,000 may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00%. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. The Company expenses the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all domestic assets of the Company and several of its domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and the Company would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. The Company incurred financing costs of $111 in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, the Company incurred financing costs of approximately $540 which will be deferred and amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

The 2013 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, the Company’s common stock, consolidate or merge with other entities, or undergo a change in control. In addition and as described above, the Company is required to meet certain monthly and quarterly financial covenants customary for this type of credit facility, including maintaining minimum specified level of free cash flow, a minimum specified unrestricted cash balance and a minimum specified ratio of current assets to current liabilities.

The 2013 credit facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, SVB may accelerate the Company’s obligations under the 2013 credit facility. If the Company is determined to be in default then any amounts outstanding under the 2013 credit facility would become immediately due and payable and the Company would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.

As of March 31, 2013, the Company was in compliance with all of its covenants under the 2012 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants of the 2013 credit facility for the foreseeable future and had the covenants under the 2013 credit facility been in effect as of March 31, 2013, the Company would have been in compliance with these covenants.

As of March 31, 2013, the Company had no borrowings, but had outstanding letters of credit totaling $ 46,091 under the 2012 credit facility.

In May 2013, the Company will be required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company has provided this financial assurance utilizing a $22,700 letter of credit issued under the 2013 credit facility and additionally, expects to utilize a portion of its available unrestricted cash on hand. Based on the Company’s prior experience with this certain open market bidding program, the Company currently expects that it will recover a portion of this letter of credit and cash during the second quarter of fiscal 2013.

7. Commitments and Contingencies

In July 2012, the Company entered into a lease for its new principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company is currently making certain improvements to the leased space and intends to occupy the space during the second quarter of fiscal 2013. In accordance with the New Lease, the landlord is providing certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the

Company will record the incentives as deferred rent and expense these amounts as reductions of lease expense over the lease term. During the three months ended March 31, 2013, the Company recorded $2,512 as deferred rent related to landlord lease incentives. Although lease payments under this arrangement do not commence until August 2013, as the Company has the right to use and controls physical access to the space, the Company has determined that the lease term commenced in July 2012 and, as a result, began recording rent expense on this lease arrangement at that time on a straight-line basis. The New Lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and will record the estimated fair value of these obligations as the related leasehold improvements are incurred. The Company will accrete the liability to fair value over the life of the lease as a component of general and administrative expense. As of March 31, 2013, the Company recorded an asset retirement obligation of $107.

As of March 31, 2013 and December 31, 2012, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $4,828 and $1,641, respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2013, the Company was contingently liable under outstanding letters of credit for $46,091. As of March 31, 2013 and December 31, 2012, the Company had restricted cash balances of $27 and $9, respectively, all of which related to collateral to secure certain insurance commitments.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of March 31, 2013 were $46,400 and included deposits held by certain customers of $309 at March 31, 2013. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of March 31, 2013, the Company had no remaining deferred fees that were included in deferred revenue. As of March 31, 2013, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $10,257.

As of March 31, 2013 and December 31, 2012, the Company accrued in the accompanying unaudited condensed consolidated balance sheets $787 and $685, respectively, of performance adjustments related to fees received for its participation in a certain demand response program. The Company believes that it is probable that these performance adjustments will need to be re-paid to the electric power grid operator within the next twelve months.

In 2012, the Company decided to net settle a portion of its future contractual delivery obligations in a certain open market bidding program. As of March 31, 2013, the Company entered into transactions to net settle a significant portion of its future delivery obligations, however certain of these transactions are still subject to approval, which the Company expects to occur during the three month period ending June 30, 2013. As a result, as long as the other criteria for revenue recognition are met, the Company will recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of DemandSMART revenues. During the three month period ended March 31, 2013, the Company did not incur any material charges or liabilities related to this matter. Furthermore, the Company does not expect that any additional charges or liabilities will be material to the Company’s consolidated results of operations and anticipates additional charges or liabilities, if any, would be substantially incurred and recorded within the Company’s consolidated results of operations in fiscal 2013.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

In connection with the Company’s agreement for its employee health insurance plan, the Company could be subject to an additional payment if the agreement is terminated. The Company has not elected to terminate this agreement nor does the Company believe that termination is probable for the foreseeable future. As a result, the Company has determined that it is not probable that a loss is likely to occur and no amounts have been accrued related to this potential payment upon termination. As of March 31, 2013, the payment due upon termination was $823.

8. Stock-Based Compensation

During the three months ended March 31, 2013 and 2012, the Company issued 8,920 shares and 44,871 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligation to these individuals. The Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) provides for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. The annual increase to the 2007 Plan of 520,000 shares occurred during the three months ended March 31, 2013. As of March 31, 2013, 444,853 shares were available for future grant under the 2007 Plan.

Stock Options

The fair value of stock options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.90%	2.01%
Vesting term, in years	2.22	2.22
Expected annual volatility	75%	80%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.7%	8.0%
Exit rate post-vesting	14.06%	14.06%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2013 credit facility preclude the Company from paying dividends. During the three months ended March 31, 2013, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense noting no change in the exit-rate post vesting and no material changes in the expected annual volatility or exit rate pre-vesting. The changes in estimates of the volatility and exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2013.

The components of stock-based compensation expense are disclosed below:

	Three Months Ended March 31,
	2013	2012
Stock options	$399	$594
Restricted stock and restricted stock units	4,305	2,784

Total	$4,704	$3,378

Stock-based compensation is recorded in the accompanying unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended March 31,
	2013	2012
Selling and marketing expenses	$1,390	$1,054
General and administrative expenses	2,952	2,010
Research and development expenses	362	314

Total	$4,704	$3,378

The Company recognized no material income tax benefit from share-based compensation arrangements during the three months ended March 31, 2013 and 2012. In addition, no material compensation cost was capitalized during the three months ended March 31, 2013 and 2012.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,275,311	$0.17 - $48.06	$16.26	$2,915	(2)
Granted	1,000		17.06
Exercised	(61,732)		7.96	$553	(3)
Cancelled	(3,827)		23.01

Outstanding at March 31, 2013	1,210,752	$0.17 - $48.06	16.66	$6,440	(4)

Weighted average remaining contractual life in years: 3.6
Exercisable at end of period	1,113,992	$0.17 - $48.06	$15.93	$6,340	(4)

Weighted average remaining contractual life in years: 3.4
Vested or expected to vest at March 31, 2013 (1)	1,204,809	$0.17 - $48.06	$16.63	$6,429	(4)

(1)	This represents the number of vested options as of March 31, 2013 plus the number of unvested options expected to vest as of March 31, 2013 based on the unvested options outstanding at March 31, 2013, adjusted for the estimated forfeiture rate of 7.7%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $11.75 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2013 of $17.37 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended March 31,
	2013	2012
	In thousands, except share and
	per share amounts
Total number of options granted during the period	1,000	2,500
Weighted-average fair value per share of options granted	$10.08	$5.73
Total intrinsic value of options exercised (1)	$553	$913

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of March 31, 2013, 1,201,559 options were held by employees and directors of the Company and 9,193 options were held by non-employees. For outstanding unvested stock options related to employees and directors of the Company as of March 31, 2013, the Company had $1,339 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.2 years. There were no unvested non-employee stock options as of March 31, 2013.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of March 31, 2013, the Company had $13,307 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of March 31, 2013, the Company had $10,177 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of March 31, 2013, the Company had $405 of unrecognized stock-based compensation expense. If and when any additional portion of the equity awards is deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	2,135,496	$9.78
Granted	981,841	16.71
Vested	(577,293)	9.88
Cancelled	(125,915)	8.25

Nonvested at March 31, 2013	2,414,129	$12.63

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 14,000 shares of restricted stock granted to certain non-executive employees and 30,740 shares of restricted stock granted to certain members of the Company’s board of directors during the three months ended March 31, 2013 that were immediately vested.

The fair value of restricted stock, upon which vesting is solely service-based, is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation over the vesting period. With the exception of certain executives whose employment agreements provide for continued vesting in certain circumstances upon departure, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. During the three months ended March 31, 2013, the Company granted 480,000 shares of nonvested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date, and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited.

During the three months ended March 31, 2013, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information About Restricted Stock

	Three Months Ended March 31,
	2013	2012
	In thousands, except share and per
	share amounts
Total number of shares of restricted stock granted during the period	981,841	1,005,460
Weighted average fair value per share of restricted stock granted	$16.71	$7.63
Total number of shares of restricted stock vested during the period	577,293	163,695
Total fair value of shares of restricted stock vested during the period	$5,706	$1,482

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	106,478	$27.88
Granted	—	—
Vested	(53,478)	26.66

Nonvested at March 31, 2013	53,000	$29.11

Additional Information About Restricted Stock Units

	Three Months Ended March 31,
	2013	2012
	In thousands, except share and per
	share amounts
Total number of shares of restricted stock units vested during the period	53,478	64,728
Total fair value of shares of restricted stock units vested during the period	$911	$645

9. Income Taxes

The Company accounts for income taxes in accordance with the liability method of ASC 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized based on the differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. A valuation allowance must be provided against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three months ended March 31, 2013, there were no material changes in the Company’s uncertain tax positions.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. The Company is able to reliably estimate the annual effective tax rate on its foreign earnings, but is unable to reliably estimate the annual effective tax rate on U.S. earnings. As a result, the Company has provided a $350 worldwide tax provision for the three months ended March 31, 2013. The provision is comprised of a tax benefit on its foreign loss for the quarter plus a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized.

If the Company is able to make a reliable estimate of its worldwide annual effective tax rate as of June 30, 2013, the Company will utilize that rate to provide for income taxes on a current year-to-date basis which could result in a significant benefit from income taxes being recorded during the three months ending June 30, 2013 since the majority of the year-to-date loss will be related to the U.S. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate as of June 30, 2013, the Company expects to follow a consistent methodology as was applied for the three months ended March 31, 2013 and record a provision for income taxes in the U.S. for the three months ending June 30, 2013.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of March 31, 2013, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a valuation allowance on all of its U.S., Australia and New Zealand deferred tax assets.

10. Concentrations of Credit Risk

The following table presents the Company’s significant customers. ISO-New England, Inc. (ISO-NE) and Tennessee Valley Authority (TVA) are regional electric power grid operator customers in the New England and Southeast regions that are comprised of multiple utilities and were formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. No other customers comprised more than 10% of consolidated revenues during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
ISO-NE	4,761	14%	6,285	26%
TVA	3,416	10%	2,414	10%

PJM Interconnection (PJM), TVA and Electric Reliability Council of Texas (ERCOT) were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at March 31, 2013, representing 19%, 12% and 11%, respectively, of such accounts receivable balance. Southern California Edison Company, PJM and PPL Electric Utilities Corporation (PPL) were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at December 31, 2012, representing 14%, 12%, and 10%, respectively, of such accounts receivable balance.

Unbilled revenue related to PJM was $18,165 and $44,926 at March 31, 2013 and December 31, 2012, respectively. There was no significant unbilled revenue for any other customers at March 31, 2013 and December 31, 2012.

Deposits and restricted cash consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $309 and $1,888 at March 31, 2013 and December 31, 2012, respectively.

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

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware (the Court) against certain officers and directors of the Company as well as the Company as a nominal defendant. The complaint asserts several derivative claims, purportedly brought on behalf of the Company, including breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain allegedly improper equity awards (in 2010, 2012, and 2013) made in excess of the annual limit in the Company’s Amended and Restated 2007 Employee, Director, and Consultant Stock Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of the Company’s shareholders, alleging the Company’s recently-filed proxy statement is false and misleading because it fails to disclose the allegedly improper equity grants. The plaintiff seeks, among other relief, rescission, unspecified damages, injunctive relief, disgorgement, fees, and such other relief as the Court may deem proper.

Company management believes that the Company and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and intends to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect its financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

12. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU No. 2011-11 retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 did not have any impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2013, or our 2012 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2012 Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of energy intelligence software and related solutions. We unlock the full value of energy management for commercial, institutional and industrial end-users of energy, which we refer to as our C&I customers, and our electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management services that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions.

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

We build on our position as a leading demand response services provider by using our NOC and energy management application platform to deliver a portfolio of additional energy management applications, services and products to new and existing C&I, electric power grid operator and utility customers. These additional energy management applications, services and products include our EfficiencySMART and SupplySMART applications and services, and certain wireless energy management products. EfficiencySMART is our data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a

C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. Our wireless energy management products are designed to ensure that our C&I customers can connect their equipment remotely and access meter data securely, and include both cellular modems and an agricultural specific wireless technology solution.

Since inception, our business has grown substantially. We began by providing demand response services in one state in 2003 and have expanded to providing our portfolio of energy management applications, services and products in several regions throughout the United States, as well as internationally in Australia, Canada, New Zealand and the United Kingdom.

Significant Recent Developments

In April 2013, we entered into an employment letter agreement with Neil Moses to serve as our Chief Financial Officer. Mr. Moses’ employment with us commenced on April 22, 2013. Also in April 2013, James Baum and Peter Gyenes were elected to serve as members of our board of directors.

On April 12, 2013, we entered into an amendment to the $50 million credit facility that we and one of our subsidiaries entered into with Silicon Valley Bank, or SVB, in March 2012 which we amended in June 2012 and which we refer to as the 2012 credit facility, to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013, we entered into a new credit facility with SVB and several lenders from time to time party thereto, which we refer to as the 2013 credit facility, at which time the 2012 credit facility was terminated. Under the 2013 credit facility, our borrowing limit was increased from up to $50 million to up to $70 million, with the potential to increase the limit up to $100 million with an additional commitment from the lenders or new commitments from new financial institutions. In addition, certain of our covenant compliance requirements, including financial covenants, were added or modified. See “Liquidity and Capital Resources - Credit Facility Borrowings.”

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

In the PJM Interconnection, or PJM, open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on changes to certain PJM program rules during the year ended December 31, 2012, or fiscal 2012, we concluded that we no longer had the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are recognized at the end of the performance period, or during the three months ended September 30th of each year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue.

Our revenues have historically been higher in the second and third quarters of our fiscal year due to seasonality related to the demand response market. We expect, based on the fact that we recognize demand response capacity revenue related to our participation in the PJM open market program during the three months ended September 30th of each year, that our revenues will typically be higher in the third quarter as compared to any other quarter in our fiscal year. However, the introduction in the PJM market of the Summer-Only, Extended-Summer and Annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and could negatively impact our results of operations and financial condition.

Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $18.2 million from PJM as of March 31, 2013 will be billed and collected during the second quarter of 2013.

Revenues generated from open market sales to ISO New England, Inc., or ISO-NE, accounted for approximately 14% and 26% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues generated from our utility contract with Tennessee Valley Authority, or TVA, accounted for approximately 10% of our total revenues for both the three months ended March 31, 2013 and 2012. Other than ISO-NE and TVA, no individual electric power grid operator or utility customers accounted for more than 10% of our total revenues for the three months ended March 31, 2013 and 2012. If we choose to participate in additional or different markets in the future, the contribution of our current electric power grid operator and utility customers to total revenues will change.

With respect to our EfficiencySMART and SupplySMART applications and services, these applications and services generally represent ongoing service arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted service to the customer. Under certain of our arrangements, in particular certain EfficiencySMART arrangements with our utility customers, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain of our other arrangements, in particular those arrangements entered into by our wholly-owned subsidiary, M2M Communications Corporation, or M2M, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and begin recognizing those fees ratably over the expected C&I customer relationship period, which is generally three years, once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

Cost of Revenues

Cost of revenues for our demand response services primarily consists of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity, are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends during interim periods as described elsewhere in this Quarterly Report on Form 10-Q. Cost of revenues for our EfficiencySMART and SupplySMART applications and services, and certain other wireless energy management products include our amortization of capitalized internal-use software costs related to those applications, services and products, third-party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.

We defer incremental direct costs related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of March 31, 2013 and December 31, 2012, we had no deferred incremental direct costs related to the acquisition or origination of a utility contract or open market program and during the three months ended March 31, 2013 and 2012, no contract origination costs were deferred. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the three months ended March 31, 2013 and 2012, we deferred $6.3 million and $2.8 million, respectively, of incremental direct costs associated with customer contracts. These deferred expenses will be expensed in proportion to the related revenue being recognized. During the three months ended March 31, 2013 and 2012, we expensed $1.1 million and $0.2 million, respectively, of deferred incremental direct costs to cost of revenues. As of March 31, 2013, there were no material realizability issues related to deferred incremental direct costs. We also capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense this equipment over the lesser of its estimated useful life or the term of the contractual arrangement. During the three months ended March 31, 2013 and 2012, we capitalized $2.4 million and $2.5 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenues.

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

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 630 full-time employees at March 31, 2012 to 717 full-time employees at March 31, 2013 primarily as a result of our overall growth and expansion into new markets over the past year. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of contractual MW, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we continue to enable new C&I customer sites, further increase our headcount and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in possible future acquisitions could potentially increase our operating expenses in future periods. Although we expect an increase in operating expenses in absolute dollar terms for the foreseeable future, we expect that operating expenses as a percentage of revenues will decrease as we continue to realize improvements in our operating leverage and overall cost management.

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

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, services and products and enhancement of existing energy management applications, services and products, (d) quality assurance and testing and (e) other related overhead. During the three months ended March 31, 2013 and 2012, we capitalized software development costs, including software license fees and external consulting costs, of $2.6 million and $0.7 million, respectively, which are included as software in property and equipment at March 31, 2013. We expect research and development expenses to increase in absolute dollar terms for the foreseeable future as we develop new technologies and enhance our existing technologies; however, we expect that research and development expenses as a percentage of revenues will decrease for the foreseeable future.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Stock Compensation, or ASC 718. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. During the three month period ended March 31, 2013, we granted 480,000 shares of non-vested restricted stock to certain executive employees. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited. As a result of these grants of non-vested restricted stock and the overall increase in our stock price, we anticipate that, on a per employee basis, stock-based compensation expense will increase for the foreseeable future.

For the three months ended March 31, 2013 and 2012, we recorded expenses of approximately $4.7 million and $3.4 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to stock option grants through March 31, 2013, a future expense of non-vested stock options of approximately $1.3 million is expected to be recognized over a weighted average period of 1.2 years. For outstanding non-vested restricted stock awards and restricted stock units subject to service-based vesting conditions as of March 31, 2013, we had $13.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For outstanding non-vested restricted stock awards subject to performance-based vesting conditions, and that were probable of vesting as of March 31, 2013, we had $10.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years. For non-vested restricted stock awards subject to outstanding performance-based vesting conditions that were not probable of vesting as of March 31, 2013, we had $0.4 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest or awards that are deemed probable to vest become not probable, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Interest Expense and Other Income, Net

Interest expense primarily consists of fees associated with the 2012 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances. Other income and expense consist primarily of gains or losses on transactions denominated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense. We historically have invested our cash in money market funds.

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

The following table summarizes our revenues for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues:
DemandSMART	$24,489	$17,723	$6,766	38.2%
EfficiencySMART, SupplySMART, and Other	8,361	6,727	1,634	24.3%

Total	$32,850	$24,450	$8,400	34.4%

For the three months ended March 31, 2013, our DemandSMART revenues increased by $6.8 million, or 38%, as compared to the three months ended March 31, 2012. The increase in our DemandSMART revenues was primarily attributable to changes in the following operating areas (dollars in thousands):

Revenue Increase (Decrease)
March 31, 2012 to March 31, 2013
Alberta, Canada	$2,027
New Zealand	1,328
Australia	1,142
TVA	986
ERCOT	850
Ontario Power Authority, or OPA	756
ISO-NE	(1,483)
Other (1)	1,160

Total increased DemandSMART revenues	$6,766

(1)	The amounts included in this category relate to various demand response programs, none of which are individually material.

The increase in DemandSMART revenues during the three month period ended March 31, 2013 as compared to the same period in 2012 was largely due to revenues that we earned from our participation in international demand response programs, including Alberta, Canada, Australia and New Zealand. We recognized no revenues from our participation in the Alberta, Canada demand response program and no material revenues from our participation in the New Zealand demand response program during the three month period ended March 31, 2012. The increase was also due to an increase in enrolled MW in certain of our demand response programs including TVA, Electric Reliability Council of Texas, or ERCOT, and OPA. The increase in DemandSMART revenues was partially offset by a decrease in our MW delivery obligation and less favorable pricing in the ISO-NE market and the termination of an ISO-NE program during the three month period ended June 30, 2012 from which we derived revenues for the three month period ended March 31, 2012.

For the three months ended March 31, 2013, our EfficiencySMART, SupplySMART and other revenues increased by $1.6 million, or 24.3%, as compared to the same period in 2012 due to the recognition of revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources, under which all revenues were deferred as of March 31, 2012, and an increase in our EfficiencySMART customers.

We currently expect our total DemandSMART revenues to increase during the year ending December 31, 2013, or fiscal 2013, as compared to fiscal 2012 primarily due to an increase in pricing and enrolled MW in our Western Australia and PJM demand response programs. We also currently expect our total EfficiencySMART, SupplySMART and other revenues to increase during fiscal 2013 as compared to fiscal 2012 primarily due to the expected continued growth in customers and contracts, as well as the recognition of previously deferred revenues.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our energy management applications, services and products for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Three Months Ended March 31,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$10,653	32.4%	$5,888	24.1%

The increase in gross profit during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to an increase in revenues related to our participation in international demand response programs, including Alberta, Canada, Australia and New Zealand. We had no revenues in Alberta, Canada and no material revenues in New Zealand, and therefore no significant gross profits were recognized during the three month period ended March 31, 2012 related to these programs. In addition, the increase in gross profits was due to lower installed costs associated with our C&I contracts. The increase in gross profit during the three month period ended March 31, 2013 as compared to the same period in 2012 was also due to increased gross profits from EfficiencySMART, SupplySMART and other products and services that resulted from the increase in revenues, as well as a decrease in delivery costs.

Our gross margin during the three month period ended March 31, 2013 increased compared to the same period in 2012 due to the increase in revenues related to our participation in international demand response programs, which are higher margin demand response programs, improved management of our portfolio of demand response capacity and lower installed costs associated with our C&I contracts. The increase in our gross margin during the three months ended March 31, 2013 was also attributable to higher gross margins from our EfficiencySMART, SupplySMART and other revenues, primarily as a result of the recognition of previously deferred revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources for which a portion of the costs had been expensed in prior periods.

We currently expect that our gross margin for the year ending December 31, 2013 will be slightly higher than our gross margin for the year ended December 31, 2012 due to the continuing improvement in the management of our portfolio of demand response capacity, as well as lower installed costs associated with our C&I contracts. We also expect that our gross margin for the three months ending September 30, 2013 will be the highest gross margin among our four quarterly reporting periods in fiscal 2013 due to the seasonality of the demand response industry, which is consistent with our gross margin pattern in fiscal 2012 and prior years.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$15,653	$13,225	18.4%
General and administrative	20,121	16,929	18.9%
Research and development	4,820	3,804	26.7%

Total	$40,594	$33,958	19.5%

In certain forward capacity markets in which we participate, such as PJM, we may enable our C&I customers, meaning we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, up to twelve months in advance of enrolling the C&I customer in a particular program. As a result, there has been a trend of incurring operating expenses at the time of enablement, including salaries and related personnel costs, associated with enabling certain of our C&I customers in advance of recognizing the corresponding revenues.

Selling and Marketing Expenses

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$9,598	$8,373	14.6%
Stock-based compensation	1,390	1,054	31.9%
Other	4,665	3,798	22.8%

Total	$15,653	$13,225	18.4%

The increase in payroll and related costs for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily due to the increase in the number of selling and marketing full-time employees from 202 at March 31, 2012 to 228 at March 31, 2013, as well as to higher average expected bonuses.

The increase in stock-based compensation for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily due to the grant of additional stock-based awards, as well as an increase in the grant date fair value of stock-based awards granted during the three months ended March 31, 2013 as a result of the increase in our stock price as compared to the same period in 2012.

The increase in other selling and marketing expenses for the three month period ended March 31, 2013 compared to the same period in 2012 was attributable to a $0.6 million increase in the allocation of company-wide overhead costs, which are based on headcount, that resulted from the increase in the number of full-time selling and marketing employees. The increase was also due to higher costs of $0.3 million associated with various marketing initiatives.

General and Administrative Expenses

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$11,042	$9,272	19.1%
Stock-based compensation	2,952	2,010	46.9%
Other	6,127	5,647	8.5%

Total	$20,121	$16,929	18.9%

The increase in payroll and related costs for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily attributable to an increase in the number of general and administrative full-time employees from 349 at March 31, 2012 to 387 at March 31, 2013, as well as an increase in overall salary rates and expected bonuses per full-time employee.

The increase in stock-based compensation for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase in the number of stock-based awards granted during the period and an increase in the overall grant-date fair value of stock-based awards granted as a result of the increase in our stock price, including fully-vested awards that were granted to our board of directors during the three months ended March 31, 2013. In addition, the increase in stock-based compensation for the three month period ended March 31, 2013 compared to the same period in 2012 was due to the reversal of stock-based compensation expense during the three month period ended March 31, 2012 related to the forfeiture of stock-based awards that were granted to our former chief financial officer for which there were no similar material reversals of stock-based compensation expense during the three month period ended March 31, 2013.

The increase in other general and administrative expenses for the three month period ended March 31, 2013 compared to the same period in 2012 was attributable to an increase of $1.2 million in facilities expenses due to higher rent and utility costs in addition to higher depreciation expense. These increases were the result of the new lease which we entered for our new principal executive offices and the corresponding change in useful life of the leasehold improvements under our current lease. The increase in other general and administrative expenses for the three month period ended March 31, 2013 compared to the same period in 2012 was offset by a $0.8 million increase in the allocation of company-wide overhead costs to sales and marketing, and research and development, which was based on headcount, that resulted from the overall increase in our overhead costs.

Research and Development Expenses

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$2,387	$2,253	5.9%
Stock-based compensation	362	314	15.3%
Other	2,071	1,237	67.4%

Total	$4,820	$3,804	26.7%

The increase in payroll and related costs for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily driven by an increase in the number of research and development full-time employees from 79 at March 31, 2012 to 102 at March 31, 2013, as well as an increase in salary rates per full-time employee. This increase for the three month period ended March 31, 2013 compared to the same period in 2012 was partially offset by an increase in capitalized application development costs primarily related to our DemandSMART application.

The increase in stock-based compensation expense for the three month period ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to an increase in the number of stock-based awards granted and an increase in the overall grant-date fair value of the stock-based awards granted as a result of the increase in our stock price. This increase was partially offset by a decrease in the percentage of stock-based compensation expense related to our stock-based awards granted during fiscal 2011 and fiscal 2012 with performance-based vesting conditions under which the stock-based compensation expense is being recognized under the accelerated attribution method, which results in a greater percentage of stock-based compensation expense being recognized in fiscal 2011 and fiscal 2012 as compared to fiscal 2013.

The increase in other research and development expenses for the three month period ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase of $0.4 million in consulting and professional fees, an increase of $0.2 million in software licenses and fees used in the development of our energy management applications, services and products, and an increase in the allocation of company-wide overhead costs of $0.2 million which were allocated based on headcount.

Interest Expense and Other Income, Net

The decrease in interest expense of approximately $0.2 million for the three month period ended March 31, 2013 compared to the same period in 2012 was mainly attributable to $0.1 million of additional interest expense incurred during the three months ended March 31, 2012 due to the accelerated amortization of deferred financing costs that resulted from the modification to our 2012 credit facility in March 2012 for which there were no similar charges during the three months ended March 31, 2013. In addition, we incurred higher amortization expense of our deferred financing costs during the three month period ended March 31, 2012 compared to the same period in 2013. The decrease in interest expense for the three months ended March 31, 2013 compared to the same period in 2012 was partially offset by higher average outstanding letter of credit balances during the three months ended March 31, 2013 as compared to the same period in 2012.

Other income, net for the three month period ended March 31, 2013 was $0.1 million compared to $1.2 million for the three months ended March 31, 2012. Other income, net was comprised primarily of a nominal amount of both net foreign currency gains and interest income. We had approximately $11.7 million at March 31, 2013 exchange rates ($11.2 million Australian) in intercompany receivables denominated in Australian dollars that primarily arose from the acquisition of Energy Response Holdings Pty Ltd., or Energy Response, in July 2011. During the three months ended March 31, 2013 and 2012, we incurred ($0.3) million and $0.5 million, respectively, of realized foreign currency (losses) gains primarily due to the settlement of a portion of our intercompany receivables denominated in Australian dollars. We currently do not hedge any of our foreign currency transactions.

Income Taxes

The tax provision recorded for the three month period ended March 31, 2013 was $0.4 million and was comprised of a tax benefit on our foreign loss for the quarter plus a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. We are able to reliably estimate the annual effective tax rate on our foreign earnings, but are unable to reliably estimate the annual effective tax rate on U.S. earnings. As a result, we have provided a $0.4 million worldwide tax provision for the three months ended March 31, 2013.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of March 31, 2013, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a valuation allowance on all of our U.S., Australia, and New Zealand deferred tax assets.

For the three month period ended March 31, 2012, due to the fact that we could not make a reliable estimate of our annual effective rate at March 31, 2012, we recorded an income tax provision of $0.4 million based on the estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there were no tax net operating loss carryforwards, and amortization of tax deductible goodwill, which generated a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of March 31, 2013, we had an accumulated deficit of $134.0 million. As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $114.8 million, a decrease of $0.2 million from our December 31, 2012 balance of $115.0 million, and amounts available under the 2012 credit facility. At March 31, 2013 and December 31, 2012, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at March 31, 2013, amounts available under the 2013 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. We anticipate utilizing a significant portion of our existing cash and cash equivalents and amounts available under the 2013 credit facility to provide financial assurance in connection with our participation in a certain open market bidding program in May 2013. Based upon our prior experience with this certain open market bidding program we expect that we will recover a portion of the cash and letter of credit related to this financial assurance by the end of the second quarter of 2013. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our energy management applications, services and products to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2013 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities	$6,780	$(188)
Cash flows used in investing activities	(7,374)	(6,313)
Cash flows provided by financing activities	489	64
Effects of exchange rate changes on cash	(109)	(30)

Net change in cash and cash equivalents	$(214)	$(6,467)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the three months ended March 31, 2013 was $6.8 million and consisted of a net loss of $30.5 million offset by $12.1 million of noncash items, consisting primarily of depreciation and amortization, stock-based compensation charges, impairment charges of equipment, and deferred taxes, and by $25.2 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities consisted of a decrease of $8.1 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, a decrease of $26.6 million in unbilled revenues, most of which related to the PJM demand response market, an increase of $3.4 million in other noncurrent liabilities, an increase of $11.0 million in deferred revenue primarily related to the Western Australia demand response program, and an increase of $1.4 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the timing of payments. These amounts were offset by cash used in working capital and other activities consisting of an increase in prepaid expenses and other assets of $2.2 million, an increase in capitalized incremental direct customer contract costs of $5.0 million, a decrease of $17.1 million in accrued capacity payments and a decrease in accrued payroll and related expenses of $1.1 million.

Cash used in operating activities for the three months ended March 31, 2012 was $0.2 million and consisted of a net loss of $27.7 million, offset by $9.5 million of non-cash items, primarily consisting of depreciation and amortization, stock-based compensation charges, deferred taxes and non-cash interest expense, as well as $18.0 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities consisted of a decrease of $38.7 million in unbilled revenues relating to the PJM demand response market, a decrease in prepaid expenses and other current assets of $0.4 million and an increase of $7.3 million in deferred revenue. These amounts were offset by cash used in working capital and other activities consisting of an increase of $3.5 million in accounts receivable due to the timing of cash receipts under the programs in which we participate, an increase of $2.5 million in capitalized incremental direct customer contract costs where the associated revenues have been deferred, a decrease in accrued capacity payments of $17.1 million, the majority of which was related to the PJM demand response market, a decrease of $4.6 million in accrued payroll and related expenses, and a decrease of $0.8 million in accounts payable, accrued performance adjustments and accrued expenses due to the timing of payments.

Cash Flows Used in Investing Activities

Cash used in investing activities was $7.4 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we incurred $8.9 million in capital expenditures primarily related to capital expenditures for our new corporate headquarters, as well as capitalized internal use software costs as we continue our investment to further develop and enhance our software. In addition, during the three months ended March 31, 2013, our restricted cash and deposits decreased by $1.6 million due to a decrease in deposits principally related to the financial assurance requirements for demand response programs in which we participate, as these deposits were replaced with letters of credit.

Cash used in investing activities for the three months ended March 31, 2012 was $6.3 million. During the three months ended March 31, 2012, we incurred $3.6 million in capital expenditures primarily related to the purchase of office equipment and demand response equipment and other miscellaneous capital expenditures. In addition, during the three months ended March 31, 2012, our restricted cash and deposits increased by $2.6 million due to a $14.3 million increase in restricted cash to collateralize a $13.5 million letter of credit, offset by a $11.7 million decrease in deposits related to the financial assurance requirements for our demand response programs in Australia, which were previously collateralized with cash and for which a letter of credit was issued under the 2012 credit facility during the three month period ended March 31, 2012.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock.

Credit Facility Borrowings

In March 2012, we and one of our subsidiaries entered into the 2012 credit facility. On April 12, 2013, we, one of our subsidiaries and SVB entered into an amendment to the 2012 credit facility to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013, in connection with the 2013 credit facility described below, the 2012 credit facility was terminated.

On April 18, 2013, we entered into the 2013 credit facility, which replaced the 2012 credit facility. The 2013 credit facility provides for a two year revolving line of credit in the aggregate amount of $70 million, subject to increase from time to time up to an aggregate amount of $100 million with an additional commitment from the lenders or new commitments from new financial institutions. The material changes in the 2013 credit facility’s monthly and quarterly financial covenants include:

•

a change in our quarterly financial covenant, previously based on specified minimum earnings levels, to one based on specified free cash flow levels. The specified minimum free cash flow financial covenant is based on earnings before depreciation and amortization expense, interest expense and income, provision for income taxes, stock-based compensation expense, certain impairment charges and certain other non-cash charges or unusual gains over a trailing twelve month period less the sum of capital expenditures, cash paid for interest expense and cash paid for income taxes over the same trailing twelve month period;

•

a change to our monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities, increasing our required minimum of unrestricted cash from $30 million to $45 million for certain periods; and

•

inclusion of a borrowing base covenant that limits the amount of borrowings, including letters of credit, under the 2013 credit facility based on a specified calculation. This borrowing base covenant is effective through the required filing date of our September 30, 2013 consolidated financial statements with the SEC on Form 10-Q, as well as for any period in which our unrestricted cash falls below $70 million.

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5 million may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00%. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. We expense the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all of our domestic assets and the assets of several of our domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and we would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. We incurred financing costs of $0.1 million in connection with the 2012 credit facility, which were deferred and were being amortized to interest expense over the term of the 2012 credit facility, or through April 18, 2013. In connection with the 2013 credit facility, we incurred financing costs of approximately $0.5 million which were deferred and are being amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

The 2013 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on our and our subsidiaries ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, our common stock, consolidate or merge with other entities, or undergo a change in control. In addition, we are required to meet certain monthly and quarterly financial covenants customary with this type of credit facility, as described above, including maintaining minimum specified level of free cash flow, a minimum specified unrestricted cash balance and a minimum specified ratio of current assets to current liabilities.

The 2013 credit facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, SVB may accelerate our obligations under the 2013 credit facility. If we are determined to be in default then any amounts outstanding under the 2013 credit facility would become immediately due and payable and we would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.

As of March 31, 2013, we were in compliance with all of our covenants under the 2012 credit facility. We believe that we are reasonably assured that we will comply with the covenants of the 2013 credit facility for the foreseeable future and had the covenants under the 2013 credit facility been in effect as of March 31, 2013, we would have been in compliance with these covenants.

As of March 31, 2013, we had no borrowings, but had outstanding letters of credit totaling $46.1 million under the 2012 credit facility. The increase from the amount of outstanding letters of credit as of December 31, 2012 totaling $3.5 million was due to additional financial assurance requirements resulting from new customer arrangements. As of March 31, 2013, we had $3.9 million available under the 2012 credit facility for future borrowings or issuances of additional letters of credit.

In May 2013, we will be required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We have provided this financial assurance utilizing a $22.7 million letter of credit issued under the 2013 credit facility and additionally, expect to utilize a portion of our available unrestricted cash on hand. Based on our prior experience with this certain open market bidding program, we currently expect that we will recover a portion of this letter of credit and cash during the second quarter of fiscal 2013.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth, for equipment installations related to our business and, more recently, for the build out of the lease for our new principal executive offices which we intend to occupy during the second quarter of fiscal 2013. Our capital expenditures totaled $8.9 million and $3.6 million during the three months ended March 31, 2013 and 2012, respectively. As we continue to grow, we expect our capital expenditures for fiscal 2013 to increase as compared to fiscal 2012.

Contractual Obligations

As of March 31, 2013, the contractual obligations disclosure contained in our 2012 Form 10-K has not materially changed.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of March 31, 2013, we had outstanding letters of credit totaling $46.1 million under the 2012 credit facility which were transferred to the 2013 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources — Credit Facility Borrowings” above and Note 7 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2012 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three month period ended March 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The guidance did not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply ASU 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have any impact on our consolidated financial statements.

Additional Information

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures that exclude certain amounts, including non-GAAP net loss, non-GAAP net loss per share, adjusted EBITDA and free cash flow. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.

The GAAP measure most comparable to non-GAAP net loss is GAAP net loss; the GAAP measure most comparable to non-GAAP net loss per share is GAAP net loss per share; the GAAP measure most comparable to adjusted EBITDA is GAAP net loss; and the GAAP measure most comparable to free cash flow is cash flows provided by (used in) operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

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

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2013 and 2012, respectively, as well as reasons for excluding these individual items:

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

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

Net loss for the three months ended March 31, 2013 was $30.5 million, or $1.12 per basic and diluted share, compared to net loss of $27.7 million, or $1.06 per basic and diluted share, for the three months ended March 31, 2012. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net loss for the three month period ended March 31, 2013 was $24.0 million, or $0.88 per basic and diluted share, compared to non-GAAP net loss of $22.5 million, or $0.86 per basic and diluted share, for the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)

GAAP net loss	$(30,537)	$(27,713)
ADD: Stock-based compensation	4,704	3,378
ADD: Amortization expense of acquired intangible assets	1,794	1,836
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net loss	$(24,039)	$(22,499)

GAAP net loss per basic share	$(1.12)	$(1.06)
ADD: Stock-based compensation	0.17	0.13
ADD: Amortization expense of acquired intangible assets	0.07	0.07
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net loss per basic share	$(0.88)	$(0.86)

GAAP net loss per diluted share	$(1.12)	$(1.06)
ADD: Stock-based compensation	0.17	0.13
ADD: Amortization expense of acquired intangible assets	0.07	0.07
LESS: Income tax effect on Non-GAAP adjustments (1)	—	—

Non-GAAP net loss per diluted share	$(0.88)	$(0.86)

Weighted average number of common shares outstanding
Basic	27,366,612	26,251,322
Diluted	27,366,612	26,251,322

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three months ended March 31, 2013 or 2012, respectively.

Adjusted EBITDA

Adjusted EBITDA was negative $18.5 million and negative $18.6 million for the three months ended March 31, 2013 and 2012, respectively.

The reconciliation of net loss to adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2013	2012
Net loss	$(30,537)	$(27,713)
Add back:
Depreciation and amortization	6,730	6,110
Stock-based compensation expense	4,704	3,378
Other income	(67)	(1,233)
Interest expense	313	480
Provision for income tax	350	396

Adjusted EBITDA	$(18,507)	$(18,582)

Free Cash Flow

Cash flows provided by (used in) operating activities were $6.8 million and ($0.2) million for the three months ended March 31, 2013 and 2012, respectively. We had negative free cash flows of $2.2 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. The reconciliation of cash flows from operating activities to free cash flow is set forth below:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$6,780	$(188)
Subtract:
Purchases of property and equipment	(8,938)	(3,553)

Free cash flow	$(2,158)	$(3,741)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes during the three months ended March 31, 2013 in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three months ended March 31, 2013, approximately 25% of our consolidated sales were generated outside the United States, and we anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales for fiscal 2013 and will continue to grow in subsequent fiscal years.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition for fiscal 2013. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against the applicable foreign currency. Our expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.

During the three month period ended March 31, 2012, we incurred net foreign exchange gains totaling $1.1 million and incurred only a nominal amount of net foreign exchange gains during the three month period ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we realized (losses) gains of ($0.5) million and $0.5 million, respectively, related to transactions denominated in foreign currencies. As of March 31, 2013, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment nature” totaling $11.7 million at March 31, 2013 exchange rates ($11.2 million Australian).

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, and for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $1.2 million gain or loss.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware, or the Court, against certain of our officers and directors, as well as the Company as a nominal defendant. The complaint asserts several derivative claims, purportedly brought on our behalf, including breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain allegedly improper equity awards (in 2010, 2012, and 2013) made in excess of the annual limit in our Amended and Restated 2007 Employee, Director, and Consultant Stock Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of our shareholders, alleging that our recently-filed proxy statement is false and misleading because it fails to disclose the allegedly improper equity grants. The plaintiff seeks, among other relief, rescission, unspecified damages, injunctive relief, disgorgement, fees, and such other relief as the Court may deem proper.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2012 Form 10-K. During the three months ended March 31, 2013, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our 2012 Form 10-K other than as set forth below.

The following risk factors replace and supersede the corresponding risk factors set forth in our 2012 Form 10-K:

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

During the years ended December 31, 2012, 2011 and 2010, revenues generated from open market sales to PJM, an electric power grid operator customer, accounted for 40%, 53% and 60%, respectively, of our total revenues. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, including limitations on our ability to effectively manage our portfolio of demand response capacity, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, in June 2012, PJM discontinued its Interruptible Load for Reliability program, or ILR program, which is a program in which we had historically been an active participant. The discontinuance of the ILR program by PJM reduced the flexibility that we had to manage our portfolio of demand response capacity in the PJM market and impacted our revenues and profit margins. In addition, in February 2012, the Federal Energy Regulatory Commission, or FERC, issued an order substantially accepting a proposal by PJM regarding certain market rule changes with respect to capacity compliance measurement and verification of demand response resources in the PJM capacity market, which we refer to as the PJM proposal. The FERC order resulted in the immediate implementation of the PJM proposal. As a result, our revenues and profit margins and our results of operations and financial condition were and may continue to be negatively impacted, although we expect these impacts to be offset due to improved management of our portfolio of demand response capacity, including the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions, and our future growth in MW in the PJM market. In addition, the introduction in the PJM market of the Summer-Only, Extended-Summer and Annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and have a material adverse effect on our results of operations and financial condition.

The 2013 credit facility contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants contained in the 2013 credit facility, we may be required to repay our indebtedness thereunder. In addition, if we fail to extend, renew or replace the 2013 credit facility and we still have letters of credit issued and outstanding when it matures on April 18, 2015, we will be required to post up to 105% of the value of the letters of credit in cash with the bank to collateralize those letters of credit. Either of these conditions may have a material adverse effect on our liquidity.

Provisions in the 2013 credit facility impose restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	transfer assets;

•	make certain acquisitions;

•	pay dividends or make distributions on, or repurchase, EnerNOC stock;

•	merge or consolidate; or

•	undergo a change of control.

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining minimum free cash flow, minimum unrestricted cash and a minimum specified ratio of current assets to current liabilities. The 2013 credit facility also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the 2013 credit facility. In addition to preventing additional borrowings under the 2013 credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the 2013 credit facility, which would require us to pay all amounts outstanding. In addition, in the event that we default under the 2013 credit facility while we have letters of credit outstanding, we will be required to post up to 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit. Furthermore, the 2013 credit facility matures on April 18, 2015. If we fail to extend, renew or replace the 2013 credit facility when it matures, and we still have letters of credit issued and outstanding, we will be required to post up to 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit.

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

We are currently subject to litigation, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

On May 3, 2013, a derivative and class action complaint was filed in the United States District Court for the District of Delaware against certain of our officers and directors, as well as the Company as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain allegedly improper equity awards (in 2010, 2012, and 2013) made in excess of the annual limit in our Amended and Restated 2007 Employee, Director, and Consultant Stock Plan. While we believe we have substantial legal and factual defenses to each of the claims in this lawsuit and we intend to vigorously defend the lawsuit, the outcome of this litigation is difficult to predict and quantify, and the defense against such claims or actions may be costly. In addition to negatively impacting our sales and prospects, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price, regardless of whether the allegations are valid or whether we are ultimately liable. Further, a judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition, results of operations and cash flows.

Item 6.	Exhibits.

10.1	Letter Agreement, dated as of January 10, 2013, between EnerNOC, Inc. and Gregg Dixon, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 11, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101@	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
@	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: May 6, 2013	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: May 6, 2013	By:	/s/ Neil Moses
Neil Moses
Chief Financial Officer