Form 10-Q
period 2013-06-30
ENERNOC INC
filed 2013-08-07
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Marina Park Drive
Suite 400
Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)

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

There were 30,232,273 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2013.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$101,576	$115,041
Restricted cash	174	9
Trade accounts receivable, net of allowance for doubtful accounts of $441 and $487 at June 30, 2013 and December 31, 2012, respectively	25,470	35,208
Unbilled revenue	813	45,269
Capitalized incremental direct customer contract costs	26,253	10,226
Deposits	468	2,296
Prepaid expenses and other current assets	7,267	4,640

Total current assets	162,021	212,689
Property and equipment, net of accumulated depreciation of $73,404 and $67,909 at June 30, 2013 and December 31, 2012, respectively	51,091	32,592
Goodwill	77,867	79,505
Customer relationship intangible assets, net	17,259	21,709
Other definite-lived intangible assets, net	3,133	3,915
Capitalized incremental direct customer contract costs, long-term	2,442	3,929
Deposits and other assets	1,001	826

Total assets	$314,814	$355,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,881	$3,976
Accrued capacity payments	30,110	49,258
Accrued payroll and related expenses	13,115	13,044
Accrued expenses and other current liabilities	12,156	8,978
Accrued performance adjustments	1,524	685
Deferred revenue	48,796	20,063

Total current liabilities	108,582	96,004
Deferred acquisition consideration	550	533
Accrued acquisition contingent consideration	418	431
Deferred tax liability	4,966	4,222
Deferred revenue	9,247	11,837
Other liabilities	8,002	2,116
Commitments and contingencies (Notes 7 and 11)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 30,242,503 and 29,019,923 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30	29
Additional paid-in capital	353,093	344,137
Accumulated other comprehensive loss	(1,744)	(702)
Accumulated deficit	(168,330)	(103,442)

Total stockholders’ equity	183,049	240,022

Total liabilities and stockholders’ equity	$314,814	$355,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
DemandSMART	$26,585	$26,205	$51,074	$43,928
EfficiencySMART, SupplySMART and other	9,568	7,068	17,929	13,795

Total revenues	36,153	33,273	69,003	57,723
Cost of revenues	23,873	24,928	46,070	43,490

Gross profit	12,280	8,345	22,933	14,233
Operating expenses:
Selling and marketing	19,030	14,693	34,683	27,918
General and administrative	21,005	17,600	41,126	34,529
Research and development	4,770	3,818	9,590	7,622

Total operating expenses	44,805	36,111	85,399	70,069

Loss from operations	(32,525)	(27,766)	(62,466)	(55,836)
Other (expense) income, net	(1,184)	(536)	(1,117)	697
Interest expense	(448)	(417)	(761)	(897)

Loss before income tax	(34,157)	(28,719)	(64,344)	(56,036)
Provision for income tax	(194)	(417)	(544)	(813)

Net loss	$(34,351)	$(29,136)	$(64,888)	$(56,849)

Net loss per common share (basic and diluted)	$(1.23)	$(1.10)	$(2.35)	$(2.16)

Weighted average number of common shares used in computing basic and diluted net loss per common share	27,852,298	26,505,322	27,610,797	26,378,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(34,351)	$(29,136)	$(64,888)	$(56,849)
Foreign currency translation adjustments	(1,018)	(257)	(1,042)	142

Comprehensive loss	$(35,369)	$(29,393)	$(65,930)	$(56,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(64,888)	$(56,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,004	8,794
Amortization of acquired intangible assets	3,557	3,630
Stock based compensation expense	8,011	6,677
Impairment of equipment	239	343
Unrealized foreign exchange transaction loss (gain)	1,607	(210)
Deferred taxes	744	744
Non-cash interest expense	151	235
Accretion of fair value of deferred and contingent purchase price consideration related to acquisitions	59	59
Other, net	46	157
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	9,507	(3,661)
Unbilled revenue	44,433	64,144
Prepaid expenses and other current assets	(4,480)	(1,511)
Capitalized incremental direct customer contract costs	(14,750)	(10,935)
Other assets	(503)	(28)
Other noncurrent liabilities	5,898	45
Deferred revenue	29,258	21,274
Accrued capacity payments	(18,334)	(26,840)
Accrued payroll and related expenses	350	(949)
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	1,255	(878)

Net cash provided by operating activities	12,164	4,241

Cash flows from investing activities
Purchases of property and equipment	(27,186)	(9,134)
Change in restricted cash and deposits	1,833	(2,911)
Change in long-term assets	—	(111)

Net cash used in investing activities	(25,353)	(12,156)

Cash flows from financing activities
Proceeds from exercises of stock options	791	65

Net cash provided by financing activities	791	65
Effects of exchange rate changes on cash and cash equivalents	(1,067)	(33)

Net change in cash and cash equivalents	(13,465)	(7,883)
Cash and cash equivalents at beginning of period	115,041	87,297

Cash and cash equivalents at end of period	$101,576	$79,414

Non-cash financing and investing activities
Issuance of common stock in satisfaction of bonuses	$154	$350

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

The Company reclassified a portion of its amortization expense related to acquired intangible assets in its condensed consolidated statements of income for the three and six month periods ended June 30, 2012 totaling $787 and $1,582, respectively, that had been classified within general and administrative expenses during such period to selling and marketing expenses to conform with current period presentation. Based on the nature of the acquired intangible assets to which this amortization expense relates, which are primarily customer relationship intangible assets, the Company believes that the classification within selling and marketing expenses is a preferable classification.

The Company has reclassified certain amounts in its unaudited condensed consolidated statements of cash flows for the six month period ended June 30, 2012 to account for the changes in the unaudited condensed consolidated statements of cash flows for certain reclassifications to the unaudited condensed consolidated balance sheet as of June 30, 2012 and consolidated balance sheet as of December 31, 2011. The reclassifications resulted in a decrease to accounts receivable of $1,121 and a decrease to accounts payable of $1,121 to properly account for receivables and payables under a contractual arrangement on a gross basis. These reclassifications had no impact on the net cash used in operating activities in the unaudited condensed consolidated statements of cash flows for the six month period ended June 30, 2012.

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

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On August 2, 2013, the Company entered into an amendment to its $70 million senior secured revolving credit facility with the several lenders from time to time party thereto and Silicon Valley Bank, as administrative agent, swingline lender, issuing lender, lead arranger and book manager (“SVB” and together with the other lenders, the “Lenders”) dated April 18, 2013 (the 2013 credit facility). This amendment provides for an increase to the maximum amount that the Company can spend to repurchase or redeem common stock of the Company held by its public stockholders without consent of the Lenders.

On August 6, 2013, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock during the period from August 6, 2013 through August 6, 2014, unless earlier terminated by the Board of Directors. The Company has not made any repurchases to date.

There were no other material recognizable subsequent events recorded or requiring disclosure in the June 30, 2013 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2013 and statements of operations, statements of comprehensive loss and statements of cash flows for the three and six month periods ended June 30, 2013 and 2012. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2013 (fiscal 2013).

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

Foreign Currency Translation

        Foreign currency translation adjustments are recorded as a component of other comprehensive loss and included in accumulated other comprehensive loss within stockholders’ equity. (Losses) gains arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other (expense) income, net in the unaudited condensed consolidated statements of operations and were ($1,339) and ($556) for the three month periods ended June 30, 2013 and 2012, respectively, and ($1,323) and $588 for the six month periods ended June 30, 2013 and 2012, respectively. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate. During the three and six month periods ended June 30, 2013, $1,543 ($1,500 Australian) and $11,809 ($11,421 Australian), respectively, of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized loss of $68 and $348, respectively. During the three month period ended June 30, 2012, there was no settlement of the intercompany receivable from the Company’s Australian subsidiary. During the six month period ended June 30, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

was settled resulting in a realized gain of $494. During the three month periods ended June 30, 2013 and 2012, there were no other material realized gains (losses) incurred related to transactions denominated in foreign currencies. As of June 30, 2013, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $9,186 at June 30, 2013 exchange rates ($10,058 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment” nature and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of June 30, 2013, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $18,598 at June 30, 2013 exchange rates ($20,364 Australian) and during the three and six month periods ended June 30, 2013, the Company recorded translation adjustments of $2,614 and $2,527, respectively, related to this intercompany funding within accumulated other comprehensive loss.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of June 30, 2013 and 2012, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive loss, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs, including license fees and external consulting costs, of $1,681 and $1,636 for the three month periods ended June 30, 2013 and 2012, respectively, and $4,312 and $2,294 for the six month periods ended June 30, 2013 and 2012, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40 (ASC 350-40), Internal-Use Software. The capitalized amount was included as software in property and equipment at June 30, 2013 and December 31, 2012. Amortization of capitalized internal use software costs was $1,444 and $1,104 for the three month periods ended June 30, 2013 and 2012, respectively, and $2,752 and $2,179 for the six month periods ended June 30, 2013 and 2012, respectively. Accumulated amortization of capitalized internal use software costs was $18,461 and $15,709 as of June 30, 2013 and December 31, 2012, respectively. The Company anticipates that the amount of software development costs that are capitalized in accordance with ASC 350-40 will continue to increase for the foreseeable future as the Company continues its development and significant enhancement of its DemandSMART, EfficiencySMART and SupplySMART applications.

Impairment of Property and Equipment

During the three and six month periods ended June 30, 2013, as a result of the removal of certain demand response equipment from service, the Company concluded that there were no expected future direct cash flows associated with this demand response equipment and therefore, an impairment indicator existed. The Company determined that the residual value of this demand response equipment was nominal and as a result, recorded an impairment charge during the three and six month periods ended June 30, 2013 of $97 and $239, respectively, to reduce the carrying value of such equipment to zero.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes Australia, New Zealand and the United Kingdom. Revenues are based upon customer location and internationally totaled $5,957 and $3,332 for the three month periods ended June 30, 2013 and 2012, respectively, and totaled $14,044 and $6,351 for the six month periods ended June 30, 2013 and 2012, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	84%	90%	80%	89%
Canada	13	7	14	8
All other	3	3	6	3

Total	100%	100%	100%	100%

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of June 30, 2013 and December 31, 2012, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of June 30, 2013 and December 31, 2012:

		As of June 30, 2013		As of December 31, 2012
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3.53	$30,225	$(12,966)	$32,667	$(10,958)

Customer contracts	3.74	$4,218	$(2,626)	$4,218	$(2,420)
Employment agreements and non-compete agreements	0.73	1,716	(1,298)	1,728	(1,115)
Software	2.24	120	(120)	120	(120)
Developed Technology	1.31	2,281	(1,456)	2,300	(1,161)
Trade name	0.64	575	(398)	575	(340)
Patents	6.66	180	(59)	180	(50)

Total other definite-lived intangible assets		9,090	(5,957)	9,121	(5,206)

Total		$39,315	$(18,923)	$41,788	$(16,164)

The change in intangible assets from December 31, 2012 to June 30, 2013 was due to foreign currency translation adjustments. Amortization expense related to intangible assets amounted to $1,763 and $1,794 for the three month periods ended June 30, 2013 and 2012, respectively, and $3,557 and $3,630 for the six month periods ended June 30, 2013 and 2012, respectively. Amortization expense for developed technology, which was $139 and $161 for the three month periods ended June 30, 2013 and 2012, respectively, and $278 and $322 for the six month periods ended June 30, 2013 and 2012, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of operations. The intangible asset lives range from one to ten years and the weighted average remaining life was 3.3 years at June 30, 2013. Estimated amortization is expected to be $3,399, $6,327, $4,296, $3,711 and $2,659 for the six month period ending December 31, 2013, and years ending 2014, 2015, 2016 and 2017, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s annual impairment test date is November 30. The Company has determined that it currently has two reporting units: (1) the consolidated Australian operations, which represents the Company’s Australia and New Zealand operations, and (2) all other operations. During the three month period ended June 30, 2013, there were no potential impairment indicators identified that required an interim impairment test of goodwill. The Company’s market capitalization as of June 30, 2013 exceeded the book value of its consolidated net assets by more than 100%. In addition, as of November 30, 2012 the fair value of both the Company’s consolidated Australian reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 50%.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table shows the change of the carrying amount of goodwill from December 31, 2012 to June 30, 2013:

Balance at December 31, 2012	$79,505
Foreign currency translation	(1,638)

Balance at June 30, 2013	$77,867

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Net Loss Per Share

A reconciliation of basic and diluted share amounts for the three and six month periods ended June 30, 2013 and 2012 are as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	27,852	26,505	27,611	26,378
Weighted average common stock equivalents	—	—	—	—

Diluted weighted average common shares outstanding	27,852	26,505	27,611	26,378

Weighted average anti-dilutive shares related to:
Stock options	1,184	1,431	1,217	1,491
Nonvested restricted shares	2,471	1,750	2,300	1,507
Restricted stock units	50	138	65	164
Escrow shares	64	329	64	333

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

In connection with certain of the Company’s business combinations, the Company issued common shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time. The 254,654 shares related to a component of the deferred purchase price consideration from the acquisition of M2M Communications Corporation (M2M), which are not subject to adjustment as the issuance of such shares is not subject to any contingency, are included in both the basic and diluted weighted average common shares outstanding.

In January 2013, the Company released 46,506 shares of common stock held in escrow related to the Energy Response acquisition in accordance with the provisions within the respective escrow agreement.

4. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. At both June 30, 2013 and December 31, 2012, the Company had no outstanding debt obligations.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5. Fair Value Measurements

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Fair Value Measurement at June 30, 2013 Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable
	Totals	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	$550	$—	$—	$550
Accrued acquisition contingent consideration (1)	418	—	—	418

	$968	$—	$—	$968

(1)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities and were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of liabilities for the six month period ended June 30, 2013 of $4 was due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $59 and changes in exchange rates. There were no changes to the probability or timing of payment during the six month period ended June 30, 2013.

	Fair Value Measurement at December 31, 2012 Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable
	Totals	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	$533	$—	$—	$533
Accrued acquisition contingent consideration (1)	431	—	—	431

	$964	$—	$—	$964

(1)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represented the only assets or liabilities that the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3).

6. Financing Arrangements

In March 2012, the Company and one of its subsidiaries entered into a $50,000 credit facility with SVB, which was subsequently amended in June 2012 (the 2012 credit facility). On April 12, 2013, the Company, one of its subsidiaries and SVB entered into an amendment to the 2012 credit facility to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013 the Company, one of its subsidiaries and SVB terminated the 2012 credit facility.

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

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5,000 may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% per annum or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00% per annum. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. The Company expenses the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all domestic assets of the Company and several of its domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and the Company would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. The Company incurred financing costs of $111 in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, the Company incurred financing costs of approximately $540 which have been deferred and will be amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

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

As of June 30, 2013, the Company was in compliance with all of its covenants under the 2013 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants of the 2013 credit facility for the foreseeable future.

In May 2013, the Company was required to provide financial assurance in connection with its capacity bid in a certain open market bidding program. The Company provided this financial assurance utilizing a $22,700 letter of credit issued under the 2013 credit facility and a portion of its available unrestricted cash on hand. During the three month period ended June 30, 2013, based on the capacity that the Company cleared in the above open market bidding program and the required post-auction financial assurance requirements, the Company recovered all of its available cash that it had provided as financial assurance prior to the auction and $6,200 of the letter of credit was cancelled.

As of June 30, 2013, the Company had no borrowings, but had outstanding letters of credit totaling $63,338, under the 2013 credit facility. The increase in the amount of outstanding letters of credit from December 31, 2012 to June 30, 2013 is primarily as a result of additional letters of credit issued as collateral for new demand response arrangements and obligations. In July 2013, $10,000 of outstanding letters of credit were cancelled as a result of the reduction of post-auction financial assurance requirements related to capacity that the Company cleared in an open market bidding program. As of June 30, 2013, the Company had $6,662 available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On August 2, 2013, the Company entered into an amendment to the 2013 credit facility. This amendment provides for an increase to the maximum amount that the Company can spend to repurchase or redeem common stock of the Company held by its public stockholders without consent of the Lenders.

7. Commitments and Contingencies

In June 2012, the Company exercised its termination option under the lease for its principal executive offices at 75-101 Federal Street, Boston, Massachusetts and provided notice of its election to terminate the lease effective as of June 30, 2013. As a result of its election to terminate the lease, the Company was required to make a lease termination payment of $1,146 of which $573 was paid upon exercise of the election to terminate; and the remaining $573 was paid during the three month period ended June 30, 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded the fair value of this lease termination expense of $1,146 within operating expenses in the accompanying unaudited condensed consolidated statements of operations during the three month period ended June 30, 2012.

In July 2012, the Company entered into a lease for its new principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company began occupying the space during the second quarter of fiscal 2013. In accordance with the terms of the New Lease, the landlord provided certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the Company recorded the incentives as deferred rent and will reflect these amounts as reductions of lease expense over the lease term. During the three and six month periods ended June 30, 2013, the Company recorded $1,607 and $4,119, respectively, as deferred rent related to landlord lease incentives. Although lease payments under this arrangement do not commence until August 2013, as the Company has the right to use and controls physical access to the space, it has determined that the lease term commenced in July 2012 and, as a result, began recording rent expense on this lease arrangement at that time on a straight-line basis. The New Lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and recorded the estimated fair value of these obligations as the related leasehold improvements were incurred. The Company will accrete the liability to fair value over the life of the lease as a component of operating expenses. As of June 30, 2013, the Company recorded an asset retirement obligation of $419.

As of June 30, 2013 and December 31, 2012, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $7,014 and $1,641, respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2013, the Company was contingently liable under outstanding letters of credit for $63,338. As of June 30, 2013 and December 31, 2012, the Company had restricted cash balances of $174 and $9, respectively, all of which related to collateral to secure certain insurance commitments.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of June 30, 2013 were $63,682 and included deposits held by certain customers of $344 at June 30, 2013. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of June 30, 2013, the Company had $1,010 in deferred fees for these arrangements which were included in deferred revenues as of June 30, 2013. As of June 30, 2013, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $10,329.

As of June 30, 2013 and December 31, 2012, the Company accrued in the accompanying unaudited condensed consolidated balance sheets $1,524 and $685, respectively, of performance adjustments related to fees received for its participation in a certain demand response program. The Company believes that it is probable that these performance adjustments will need to be re-paid to the electric power grid operator and since the electric power grid operator has the right to require repayment at any point at its discretion, the amounts have been classified as a current liability.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In 2012, the Company decided to net settle a portion of its future contractual delivery obligations in a certain open market bidding program. As of June 30, 2013, the Company entered into transactions to net settle a significant portion of its future delivery obligations and these transactions have been approved by the customer as of June 30, 2013. As a result, as long as the other criteria for revenue recognition are met, the Company will recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of DemandSMART revenues. During the three month period ended June 30, 2013, the Company recognized revenues of $835 related to these net settlement transactions. During the three and six month periods ended June 30, 2013, the Company did not incur any material charges or liabilities related to this matter. Furthermore, the Company does not expect that any additional charges or liabilities will be material to the Company’s consolidated results of operations and anticipates that additional charges or liabilities, if any, would be substantially incurred and recorded within the Company’s consolidated results of operations for fiscal 2013.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

In connection with the Company’s agreement for its employee health insurance plan, the Company could be subject to an additional payment if the agreement is terminated. The Company has not elected to terminate this agreement nor does the Company believe that termination is probable for the foreseeable future. As a result, the Company has determined that it is not probable that a loss is likely to occur and no amounts have been accrued related to this potential payment upon termination. As of June 30, 2013, the payment due upon termination would be $823.

8. Stock-Based Compensation

During the six month periods ended June 30, 2013 and 2012, the Company issued 8,920 shares and 44,871 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligation to these individuals. Historically, the Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) contained an “evergreen” provision, which provided for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. The annual increase to the 2007 Plan of 520,000 shares occurred during the three month period ended March 31, 2013. On May 28, 2013, the Company’s shareholders approved an amendment and restatement of the 2007 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2007 Plan by 2,500,000 shares and eliminate the evergreen provision. As of June 30, 2013, 2,770,425 shares were available for future grant under the 2007 Plan, as amended and restated.

Stock Options

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	1.8%	1.8%
Vesting term, in years	2.22	2.22
Expected annual volatility	75%	80%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.7%	7.9%
Exit rate post-vesting	14.06%	14.06%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2013 credit facility preclude the Company from paying dividends. During the three month period ended June 30, 2013, the Company updated its estimated exit rate pre-vesting and post-vesting applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense noting no change in the exit-rate post vesting and no material changes in the expected annual volatility or exit rate pre-vesting. The changes in estimates of the volatility and exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2013.

In June 2013, in connection with the departure of the Company’s former Executive Vice President, certain unvested share-based payments were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the three month period ended June 30, 2013, the Company reversed approximately $476 of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest.

The components of stock based compensation expense are disclosed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	$349	$519	$748	$1,113
Restricted stock and restricted stock units	2,958	2,780	7,263	5,564

Total	$3,307	$3,299	$8,011	$6,677

Stock based compensation is recorded in the accompanying unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Selling and marketing expenses	$1,456	$1,192	$2,846	$2,246
General and administrative expenses	1,520	1,794	4,472	3,804
Research and development expenses	331	313	693	627

Total	$3,307	$3,299	$8,011	$6,677

The Company recognized no material income tax benefit from share-based compensation arrangements during the three and six month periods ended June 30, 2013 and 2012. In addition, no material compensation cost was capitalized during the three and six month periods ended June 30, 2013 and 2012.

The following is a summary of the Company’s stock option activity during the six month period ended June 30, 2013:

	Six Months Ended June 30, 2013
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,275,311	$0.17 - $48.06	$16.26	$2,915	(2)
Granted	3,500		16.57
Exercised	(108,310)		7.32	$1,051	(3)
Cancelled	(12,220)		23.29

Outstanding at June 30, 2013	1,158,281	$0.17 - $48.06	17.02	$3,298	(4)

Weighted average remaining contractual life in years: 3.4
Exercisable at end of period	1,072,556	$0.17 - $48.06	$16.39	$3,259	(4)

Weighted average remaining contractual life in years: 3.2
Vested or expected to vest at June 30, 2013 (1)	1,153,236	$0.17 -$48.06	$17.01	$3,294	(4)

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	This represents the number of vested options as of June 30, 2013 plus the number of unvested options expected to vest as of June 30, 2013 based on the unvested options outstanding at June 30, 2013, adjusted for the estimated forfeiture rate of 7.7%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $11.75 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2013 of $13.26 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	In thousands, except share and per share amounts		In thousands, except share and per share amounts
Total number of options granted during the period	2,500	2,950	3,500	5,450
Weighted-average fair value per share of options granted	$10.19	$3.73	$10.15	$4.65
Total intrinsic value of options exercised (1)	$498	$17	$1,051	$930

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of June 30, 2013, 1,149,088 options were held by employees and directors of the Company and 9,193 options were held by non-employees. For outstanding unvested stock options related to employees and directors of the Company as of June 30, 2013, the Company had $998 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.0 year. There were no unvested non-employee stock options as of June 30, 2013.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of June 30, 2013, the Company had $16,853 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.1 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of June 30, 2013, the Company had $7,009 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of June 30, 2013, the Company had $163 of unrecognized stock-based compensation expense. If and when any additional portion of the equity awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the six month period ended June 30, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2012	2,135,496	$9.78
Granted	1,410,566	16.51
Vested	(695,239)	10.55
Cancelled	(361,819)	11.45

Nonvested at June 30, 2013	2,489,004	$13.12

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 18,000 shares of restricted stock granted to certain non-executive employees and 30,740 shares of restricted stock granted to certain members of the Company’s board of directors during the six month period ended June 30, 2013 that were immediately vested. In addition, during the three month period ended June 30, 2013, the Company granted 22,000 shares of restricted stock to a non-employee advisory board member that vest ratably on a quarterly basis over four years commencing on July 1, 2013, as long as the individual continues as an advisory board member. The Company will account for this share-based award in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which will result in the Company continuing to re-measure the fair value of the share-based award until such time as the award vests. During the three month period ended June 30, 2013, the Company recorded stock-based compensation expense related to this award of $15 and as of June 30, 2013 the award had a fair value of $292.

The fair value of restricted stock upon which vesting is solely service-based is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation, over the vesting period. With the exception of certain executives whose employment agreements provide for continued vesting in certain circumstances upon departure, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. During the three month period ended June 30, 2013, the Company did not grant any shares of restricted stock that contained performance-based vesting conditions. During the six month period ended June 30, 2013, the Company granted 480,000 shares of nonvested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited.

During the three and six month periods ended June 30, 2013, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information about Restricted Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	in thousands, except share and per share amounts
Total number of shares of restricted stock granted during the period	428,725	295,418	1,410,566	1,300,878
Weighted average fair value per share of restricted stock granted	$15.13	$6.22	$16.51	$7.34
Total number of shares of restricted stock vested during the period	117,946	30,644	695,239	194,339
Total fair value of shares of restricted stock vested during the period	$1,216	$198	$7,335	$1,680

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six month period ended June 30, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2012	106,478	$27.88
Granted	—	—
Vested	(56,603)	27.01
Cancelled	(12,500)	28.59

Nonvested at June 30, 2013	37,375	$28.96

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Additional Information about Restricted Stock Units

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	in thousands, except share and per share amounts
Total number of shares of restricted stock vested during the period	3,125	13,856	56,603	78,584
Total fair value of shares of restricted stock vested during the period	$38	$86	$948	$731

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three and six month periods ended June 30, 2013, there were no material changes in the Company’s uncertain tax positions.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. The Company is able to reliably estimate the annual effective tax rate on its foreign earnings, but is unable to reliably estimate the annual effective tax rate on its U.S. earnings. As a result, the Company has provided a $194 and $544 worldwide tax provision for the three and six month periods ended June 30, 2013, respectively. The provision is comprised of a tax benefit on its foreign loss for the quarter plus a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized.

If the Company is able to make a reliable estimate of its U.S. annual effective tax rate as of September 30, 2013, the Company is expected to utilize that rate to provide for income taxes on a current year-to-date basis. The Company may potentially record a significant provision for income taxes during the three month period ending September 30, 2013 since the majority of the forecasted U.S. income will be realized during the three month period ending September 30, 2013 and may potentially record a significant benefit from income taxes being recorded during the three month period ending December 31, 2013.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of June 30, 2013, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a valuation allowance on all of its U.S., Australia and New Zealand deferred tax assets.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10. Concentrations of Credit Risk

The following table presents the Company’s significant customers. ISO-New England, Inc. (ISO-NE) is an electric power grid operator customer in New England that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. No other customers comprised more than 10% of consolidated revenues during the three or six month periods ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
ISO-NE	$4,666	13%	$6,588	20%

	Six Months Ended June 30,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
ISO-NE	$9,427	14%	$12,875	22%

Southern California Edison Company, Tennessee Valley Authority and Electric Reliability Council of Texas (ERCOT) were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at June 30, 2013, representing 14%, 13% and 12% respectively, of such accounts receivable balance. Southern California Edison Company, PJM Interconnection (PJM) and PPL Electric Utilities Corporation were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at December 31, 2012, representing 14%, 12%, and 10%, respectively, of such accounts receivable balance.

Unbilled revenue related to PJM was $64 and $44,926 at June 30, 2013 and December 31, 2012, respectively. There was no significant unbilled revenue for any other customers at June 30, 2013 and December 31, 2012.

Deposits consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $344 and $1,888 at June 30, 2013 and December 31, 2012, respectively.

11. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues for losses that are determined to be both probable and estimable. As of June 30, 2013, the amounts accrued related to probable and estimable losses are not material and the Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, the Company is a party to the litigation described below.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware (the Court) against certain officers and directors of the Company as well as the Company as a nominal defendant. The complaint asserts derivative claims, purportedly brought on behalf of the Company, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded the annual limit on per-employee equity grants contained in the 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of the Company’s shareholders, alleging the Company’s proxy statement filed on April 26, 2013 is false and misleading because it fails to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper. The Company’s response to the complaint is presently due on August 30, 2013.

Company management believes that the Company and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and intends to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. In addition, although the Company carries insurance for these types of claims, there is no guarantee that this claim will be covered. A lack of insurance coverage or a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect its financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

12. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2013, or our 2012 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A—“Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2012 Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as filed with the SEC on May 7, 2013, or our 2013 First Quarter 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

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

In providing our demand response services, we match obligation, in the form of megawatts, or MW, that we agree to deliver to our utility and electric power grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or electric power grid operator customers to deliver MW, we use our Network Operations Center, or NOC, and our comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. We receive recurring payments from electric power grid operators and utilities for managing demand response capacity and we share these recurring payments with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon by us to do so. We occasionally reallocate and realign our capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. We refer to the above activities as managing our portfolio of demand response capacity.

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

Significant Recent Developments

At our 2013 Annual Meeting of Stockholders held on May 28, 2013, our stockholders approved an amendment and restatement of our Amended and Restated 2007 Employee, Director and Consultant Stock Plan, which we refer to as the 2007 Plan, to, among other things, increase the shares available for issuance under the 2007 Plan by 2,500,000 shares.

On June 3, 2013, David Samuels, our former Executive Vice President, notified us that he was resigning as an officer effective June 11, 2013 in order to pursue another professional opportunity.

On August 2, 2013, we entered into an amendment to our $70 million senior secured revolving credit facility with the several lenders from time to time party thereto and Silicon Valley Bank, or SVB, as administrative agent, swingline lender, issuing lender, lead arranger and book manager dated April 18, 2013, which we refer to as the 2013 credit facility. This amendment provides for an increase to the maximum amount that we can spend to repurchase or redeem shares of our common stock held by our stockholders without the consent of SVB.

On August 2, 2013, Kevin J. Bligh notified us that he was resigning as our Chief Accounting Officer and principal accounting officer, effective November 29, 2013. Mr. Bligh will remain employed by us as a special advisor to the Chief Financial Officer until on or about June 2, 2014 in order to assist us in an orderly transition.

On August 6, 2013, our board of directors authorized the repurchase of up to $30 million of our common stock during the twelve month period ending August 6, 2014, unless earlier terminated by the board of directors. We have not made any repurchases to date.

Revenues and Expense Components

Revenues

We derive recurring revenues from the delivery of our energy management applications, services and products. We do not recognize any revenues until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured.

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

Where we operate in open market programs, our revenues from demand response capacity payments may vary from month-to-month based upon our enrolled capacity and the market payment rate. Where we have a utility contract, we receive periodic capacity payments, which may vary monthly or seasonally, based upon enrolled capacity and predetermined payment rates. Under both open market programs and utility contracts, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid; and we recognize revenue over the applicable delivery period, even when payments are made over a different period. We generally demonstrate our capacity either through a demand response event or a measurement and verification test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or measurement and verification test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid during a demand response event. We refer to this as an energy payment.

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

Our revenues have historically been higher in the second and third quarters of our fiscal year due to seasonality related to the demand response market. We expect, based on the fact that we recognize demand response capacity revenue related to our participation in the PJM open market program and the Western Australia demand response program during the three months ended September 30th of each year, that our revenues will typically be higher in the third quarter as compared to any other quarter in our fiscal year. However, the introduction in the PJM market of the Summer-Only, Extended-Summer and Annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and could negatively impact our results of operations and financial condition.

Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Due to the fact the demand response capacity revenues related to the PJM Emergency Load Response Program are not recognized until the three months ended September 30th of each year, there were no material unbilled revenues as of June 30, 2013.

Fees received from the reallocation or realignment of our capacity supply and obligation through auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities, are recognized as revenues as they become due and payable with such fees being recorded as a component of DemandSMART revenues.

Revenues generated from open market sales to ISO New England, Inc., or ISO-NE, accounted for approximately 13% and 20% of our total revenues for the three month periods ended June 30, 2013 and 2012, respectively. Revenues generated from open market sales to ISO-NE accounted for approximately 14% and 22% of our total revenues for the six month periods ended June 30, 2013 and 2012, respectively. Other than ISO-NE, no individual electric power grid operator or utility customer accounted for more than 10% of our total revenues for the three and six month periods ended June 30, 2013 and 2012. We expect revenues generated from sales to ISO-NE to decline as a percentage of total revenues for the foreseeable future as a result of our reduction in capacity supply obligations in this market and re-alignment of our resources. If we choose to participate in additional or different markets in the future, or we increase or decrease our participation in the markets in which we currently participate, the contribution of our current electric power grid operator and utility customers to total revenues may change.

With respect to our EfficiencySMART and SupplySMART applications and services, these applications and services generally represent ongoing service arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted service to the customer. Under certain of our arrangements, in particular certain EfficiencySMART arrangements with our utility customers, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain of our other arrangements, in particular those arrangements entered into by our wholly-owned subsidiary M2M Communications Corporation, or M2M, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and begin recognizing those fees ratably over the expected C&I customer relationship period, which is generally three years, once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

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

We defer incremental direct costs related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of June 30, 2013 and December 31, 2012, we had no deferred incremental direct costs related to the acquisition or origination of a utility contract or open market program and during the three and six month periods ended June 30, 2013 and 2012, no contract origination costs were deferred. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the three month periods ended June 30, 2013 and 2012, we deferred $10.9 million and $8.0 million, respectively, of incremental direct costs associated with customer contracts. During the six month periods ended June 30, 2013 and 2012, we deferred $17.2 million and $10.7 million, respectively, of incremental direct costs associated with customer contracts. These deferred expenses will be expensed in proportion to the related revenue being recognized. The increase in the deferral of incremental costs during the six month period ended June 30, 2013 compared to the same period in 2012 was primarily related to the increase in deferred costs associated with our Western Australia and our PJM demand response programs where the deferred costs will be expensed when the associated revenues are recognized during the three month period ending September 30, 2013. During the three month periods ended June 30, 2013 and 2012, we expensed $1.4 million and $1.1 million, respectively, of deferred incremental direct costs to cost of revenues. During the six month periods ended June 30, 2013 and 2012, we expensed $2.5 million and $1.3 million, respectively, of deferred incremental direct costs to cost of revenues. As of June 30, 2013, there were no material realizability issues related to deferred incremental direct costs. We also capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense these costs over the lesser of the estimated useful life or the term of the contractual arrangement. During the three month periods ended June 30, 2013 and 2012, we capitalized $5.2 million and $2.7 million, respectively, of production and generation equipment costs. During the six month periods ended June 30, 2013 and 2012, we capitalized $7.6 million and $5.2 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenues.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications, services and products, (b) the selling price of our energy management applications, services and products, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operators or utilities, our portfolio of demand response capacity, (e) the introduction of new energy management applications, services and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. The effective management of our portfolio of demand response capacity, including the outcomes in negotiating favorable contracts with our customers and our participation in capacity auctions and bilateral contracts, and our demand response event performance, are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 625 full-time employees at June 30, 2012 to 744 full-time employees at June 30, 2013 primarily as a result of our overall growth and expansion into new markets over the past year. In addition, we incur significant up-front costs associated with the expansion of the number of contractual MW, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase marginally in absolute dollar terms for the foreseeable future as we continue to enable new C&I customer sites and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in possible future acquisitions could potentially increase our operating expenses in future periods. Although we expect an increase in operating expenses in absolute dollar terms through at least the end of fiscal 2015, we expect that operating expenses as a percentage of revenues will decrease as we continue to realize improvements in our operating leverage and overall cost management.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our sales and marketing organization, (b) commissions, (c) travel and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect an increase in selling and marketing expenses in absolute dollar terms through at least the end of fiscal 2015 as we continue the expansion of our selling and marketing activities into new markets and regions; however, we expect that selling and marketing expenses as a percentage of revenues will decrease for the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards and bonuses, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms through at least the end of fiscal 2015 as we invest in infrastructure to support our continued growth; however, we expect that general and administrative expenses as a percentage of revenues will decrease for the foreseeable future.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, services and products and enhancement of existing energy management applications, services and products, (d) quality assurance and testing and (e) other related overhead. During the three and six month periods ended June 30, 2013, we capitalized software development costs, including software license fees and external consulting costs, of $1.7 million and $4.3 million, respectively, which are included as software in property and equipment at June 30, 2013. During the three and six month periods ended June 30, 2012, we capitalized software development costs of $1.6 million and $2.3 million, respectively, and the amount is included as software in property and equipment at June 30, 2012. We expect research and development expenses to increase in absolute dollar terms through at least the end of fiscal 2015 as we develop new technologies and enhance our existing technologies; however, we expect that research and development expenses as a percentage of revenues will decrease for the foreseeable future.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. During the three month period ended March 31,

2013, we granted 480,000 shares of non-vested restricted stock to certain executive employees. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited. We did not grant any shares of non-vested restricted stock with performance-based vesting criteria during the three months ended June 30, 2013. During the six month period ended June 30, 2013, we granted 1,410,566 shares of non-vested restricted stock at a weighted-average grant date fair value of $16.51 per share as compared to grants of 1,300,878 shares of non-vested restricted stock at a weighted average grant date fair value of $7.34 per share during the six month period ended June 30, 2012. As a result of the increase in the grants of shares of non-vested restricted stock and the overall increase in our stock price, we anticipate that, on a per employee basis, stock-based compensation expense will increase for the foreseeable future.

For both the three month periods ended June 30, 2013 and 2012, we recorded expenses of approximately $3.3 million in connection with share-based payment awards made to employees and non-employees. For the six month periods ended June 30, 2013 and 2012, we recorded expenses of approximately $8.0 million and $6.7 million, respectively, in connection with share-based payment awards made to employees and non-employees. With respect to stock option grants through June 30, 2013, a future expense of non-vested stock options of approximately $1.0 million is expected to be recognized over a weighted average period of 1.0 year. For outstanding non-vested restricted stock awards and restricted stock units subject to service-based vesting conditions as of June 30, 2013, we had $16.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.1 years. For outstanding non-vested restricted stock awards subject to performance-based vesting conditions, and that were probable of vesting as of June 30, 2013, we had $7.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years. For non-vested restricted stock awards subject to outstanding performance-based vesting conditions that were not probable of vesting as of June 30, 2013, we had $0.2 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest or awards that are deemed probable to vest become not probable, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. In June 2013, in connection with the departure of our former Executive Vice President, certain unvested share-based payments were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the three month period ended June 30, 2013, we reversed approximately $0.5 million of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest.

Interest Expense and Other Income, Net

Interest expense primarily consists of fees associated with credit facilities that we and one of our subsidiaries entered into with SVB in 2012 and 2013. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances. Other income and expense consist primarily of gains or losses on transactions denominated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense.

Consolidated Results of Operations

Three and Six Month Periods Ended June 30, 2013 Compared to the Three and Six Month Periods Ended June 30, 2012

Revenues

The following table summarizes our revenues for the three and six month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
Revenues:
DemandSMART	$26,585	$26,205	$380	1.5%
EfficiencySMART, SupplySMART, and Other	9,568	7,068	2,500	35.4%

Total	$36,153	$33,273	$2,880	8.7%

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2013	2012
Revenues:
DemandSMART	$51,074	$43,928	$7,146	16.3%
EfficiencySMART, SupplySMART, and Other	17,929	13,795	4,134	30.0%

Total	$69,003	$57,723	$11,280	19.5%

For the three months ended June 30, 2013, our DemandSMART revenues increased by $0.4 million, or 1.5%, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, our DemandSMART revenues increased by $7.1 million, or 16.3%, as compared to the six months ended June 30, 2012. The increase in our DemandSMART revenues was primarily attributable to changes in the following operating areas (dollars in thousands):

	Increase (Decrease)	Increase (Decrease)
	Three Months Ended June 30, 2012 to June 30, 2013	Six Months Ended June 30, 2012 to June 30, 2013
Alberta, Canada	$1,506	3,534
New Zealand	1,027	1,927
Electric Reliability Council of Texas (ERCOT)	841	1,692
Tennessee Valley Authority (TVA)	434	1,420
ISO-NE	(1,922)	(3,448)
Pennsylvania Act 129 (Act 129)	(1,121)	(1,121)
Australia	(558)	1,004
Other (1)	173	2,138

Total increased DemandSMART revenues	$380	7,146

(1)	The amounts included in this category relate to various demand response programs, none of which are individually material.

The increase in DemandSMART revenues during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was largely due to revenues recognized from our participation in international demand response programs, including Alberta, Canada and New Zealand. We recognized no revenues from our participation in the Alberta, Canada demand response program and no material revenues from our participation in the New Zealand demand response program during the three and six months ended June 30, 2012. The increase was also due to an increase in enrolled MW in certain of our U.S. demand response programs, including TVA and ERCOT. The increase in DemandSMART revenues during the six month period ended June 30, 2013 as compared to the same period in 2012 was also due to an increase in enrolled MW and dispatches in certain of our Australia demand response programs. The increase in DemandSMART revenues was partially offset by a decrease in our MW delivery obligation and less favorable pricing in the ISO-NE market, and the termination of an ISO-NE program during the second quarter of 2012 from which we derived revenues for the three and six month periods ended June 30, 2012. We have reduced a portion of our MW delivery obligation in the ISO-NE market for the program year commencing June 1, 2013 through third party bilateral contracts and capacity auctions. As a result, we expect our ISO-NE revenues for the remainder of the year ending December 31, 2013, or fiscal 2013, to be lower than the comparative period in 2012. The increase in DemandSMART revenues was also partially offset by a decrease in revenues from the Act 129 programs, as these programs ended in the third quarter of 2012 and were not renewed for 2013. The increase in DemandSMART revenues for the three month period ended June 30, 2013 compared to the same period in 2012 was also partially offset by a decrease in revenues from certain Australia demand response programs, as these programs ended during the three month period ended March 31, 2013 and have not yet been renewed.

For the three and six month periods ended June 30, 2013, our EfficiencySMART, SupplySMART and other revenues increased by $2.5 million and $4.1 million, respectively, or 35.4% and 30.0%, as compared to the same periods in 2012 due to the recognition of revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources, under which all revenues were deferred as of June 30, 2012, an increase in our EfficiencySMART customers and an increase in EfficiencySMART and related consulting arrangements with utilities.

We currently expect our total DemandSMART revenues to increase during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in pricing and enrolled MW in our Western Australia and PJM demand response programs. We also currently expect our total EfficiencySMART, SupplySMART and other revenues to increase during fiscal 2013 as compared to fiscal 2012 primarily due to the expected continued growth in customers and contracts, as well as the recognition of previously deferred revenues.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Three Months Ended June 30,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$12,280	34.0%	$8,345	25.1%

Six Months Ended June 30,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$22,933	33.2%	$14,233	24.7%

The increase in gross profit during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was primarily due to an increase in revenues related to our participation in international demand response programs, including Alberta, Canada and New Zealand. We had no revenues in Alberta, Canada and no material revenues in New Zealand, and therefore no significant gross profits were recognized during the three and six month periods ended June 30, 2012 related to these programs. In addition, the increase in gross profits was due to lower installed costs associated with our C&I contracts. The increase in gross profit during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was also due to increased gross profits from EfficiencySMART, SupplySMART and other products and services that resulted from the increase in revenues, as well as a decrease in delivery costs. The increase in gross profits during the six month period ended June 30, 2013 as compared to the same period in 2012 was also due to an increase in enrolled MW and dispatches in certain of our Australia demand response programs. The increase in gross profit during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was partially offset by a reduction in revenues related to ISO-NE. The increase in gross profits for the three month period ended June 30, 2013 as compared to the same period in 2012 was also partially offset by the recognition of cost of revenues in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable and due to a decrease in revenues from certain Australia demand response programs, as these programs ended during the three month period ended March 31, 2013 and have not yet been renewed.

Our gross margin increased during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 primarily due to the increase in revenues related to our participation in international demand response programs, which are higher margin demand response programs, improved management of our portfolio of demand response capacity and lower installed costs associated with our C&I contracts. The increase in our gross margin during the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was also attributable to higher gross margins from our EfficiencySMART, SupplySMART and other revenues, including the recognition of previously deferred revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources for which a portion of the costs had been expensed in prior periods. The increase in our gross margin for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was partially offset by a decrease in gross margin related to less favorable pricing in the ISO-NE market, which was not entirely offset by payments to C&I customers. For the three month period ended June 30, 2013 as compared to the same period in 2012, our increase in gross margin was partially offset by the recognition of cost of revenues in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$19,030	$14,693	29.5%
General and administrative	21,005	17,600	19.3%
Research and development	4,770	3,818	24.9%

Total	$44,805	$36,111	24.1%

	Six Months Ended June 30,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$34,683	$27,918	24.2%
General and administrative	41,126	34,529	19.1%
Research and development	9,590	7,622	25.8%

Total	$85,399	$70,069	21.9%

In certain forward capacity markets in which we participate, such as PJM, we may install our equipment at a C&I customer site to allow for the curtailment of MW from the electric power grid, which we refer to as enablement, up to twelve months in advance of enrolling the C&I customer in a particular program. As a result, there has been a trend of incurring operating expenses at the time of enablement, including salaries and related personnel costs, associated with enabling certain of our C&I customers in advance of recognizing the corresponding revenues.

Selling and Marketing Expenses

	Three Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$12,000	$9,753	23.0%
Stock-based compensation	1,456	1,192	22.1%
Other	5,574	3,748	48.7%

Total	$19,030	$14,693	29.5%

	Six Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$21,598	$18,125	19.2%
Stock-based compensation	2,846	2,246	26.7%
Other	10,239	7,547	35.7%

Total	$34,683	$27,918	24.2%

The increase in payroll and other employee related costs for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was primarily due to the increase in the number of selling and marketing full-time employees from 195 at June 30, 2012 to 235 at June 30, 2013, as well as to higher average expected bonuses.

The increase in stock-based compensation for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was primarily due to the grant of additional stock-based awards, as well as an increase in the grant date fair value of stock-based awards granted during the three and six months ended June 30, 2013 as a result of the increase in our stock price as compared to the same periods in 2012.

The increase in other selling and marketing expenses for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was attributable to an increase of $1.0 million and $1.6 million, respectively, in the allocation of company-wide overhead costs, which are based on headcount, that resulted from the increase in the number of full-time selling and marketing employees. This increase for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was also due to higher costs associated with various marketing initiatives of $0.2 million and $0.5 million, respectively, and higher professional fees and related costs of $0.6 million and $0.6 million, respectively.

General and Administrative Expenses

	Three Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$11,946	$8,746	36.6%
Stock-based compensation	1,520	1,794	(15.3)%
Other	7,539	7,060	6.8%

Total	$21,005	$17,600	19.3%

	Six Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$22,988	$18,018	27.6%
Stock-based compensation	4,472	3,804	17.6%
Other	13,666	12,707	7.5%

Total	$41,126	$34,529	19.1%

The increase in payroll and related costs for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was primarily attributable to an increase in the number of general and administrative full-time employees from 347 at June 30, 2012 to 404 at June 30, 2013, as well as an increase in overall salary rates and expected bonuses per full-time employee.

The decrease in stock-based compensation expense for the three month period ended June 30, 2013 compared to the same period in 2012 was primarily due to the reversal of stock-based compensation expense during the three month period ended June 30, 2013 related to the forfeiture upon the termination of employment of our former Executive Vice President of stock-based awards that were granted to him. There was no similar material reversal of stock-based compensation expense during the three month period ended June 30, 2012.

The increase in stock-based compensation expense for the six month period ended June 30, 2013 compared to the same period in 2012 was primarily due to an increase in the number of stock-based awards granted to new executive officers and new members of our board of directors during the period, and an increase in the overall grant-date fair value of stock-based awards granted as a result of the increase in our stock price, including fully-vested awards that were granted to our board of directors during the six months ended June 30, 2013. This increase was partially offset by the forfeiture described in the preceding paragraph.

The increase in other general and administrative expenses for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was attributable to overall higher infrastructure costs in support of our growth. For the three month period ended June 30, 2013 we incurred an increase of $1.4 million in facilities expenses due to higher rent, utility costs and depreciation expense. These increases were the result of the lease for our new principal executive offices, which we occupied during the quarter ended June 30, 2013, and the corresponding change in useful life of the leasehold improvements under the former lease for our principal executive offices, which we refer to as the prior lease. We also incurred higher professional fees of $0.5 million, incurred higher information technology costs of $0.3 million, and higher insurance and software license fees of $0.7 million. The increase in other general and administrative expenses for the three month period ended June 30, 2013 compared to the same period in 2012 was offset by a $1.4 million increase in the allocation of company-wide overhead costs to sales and marketing, and research and development, which are based on headcount, that resulted from the overall increase in our overhead costs. In addition, during the quarter ended June 30, 2012 we incurred a $1.1 million lease termination charge as a result of our election to terminate the prior lease. There was no similar charge during the three month period ended June 30, 2013.

The increase in other general and administrative expenses for the six month period ended June 30, 2013 compared to the same period in 2012 was attributable to higher facilities costs of $2.6 million due to higher rent, utility costs and depreciation expense, higher insurance and software license fees of $0.7 million, higher professional fees of $0.4 million and higher information technology costs of $0.4 million. These increases were offset by a $2.2 million increase in the allocation of company-wide overhead costs to sales and marketing, and research and development, which are based on headcount, that resulted from the overall increase in our overhead costs. In addition, during the six month period ended June 30, 2012 we incurred a $1.1 million lease termination charge as a result of our election to terminate the prior lease. There was no similar charge during the six month period ended June 30, 2013.

Research and Development Expenses

	Three Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$2,607	$2,160	20.7%
Stock-based compensation	331	313	5.8%
Other	1,832	1,345	36.2%

Total	$4,770	$3,818	24.9%

	Six Months Ended June 30,		Percentage Change
	2013	2012
	(dollars in thousands)

Payroll and related costs	$5,074	$4,413	15.0%
Stock-based compensation	693	627	10.5%
Other	3,823	2,582	48.1%

Total	$9,590	$7,622	25.8%

The increase in payroll and other employee related costs for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was primarily driven by an increase in the number of research and development full-time employees from 83 at June 30, 2012 to 105 at June 30, 2013, as well as an increase in salary rates per full-time employee. This increase for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was partially offset by an increase in capitalized application development costs primarily related to our DemandSMART application.

The increase in stock-based compensation expense for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 was primarily attributable to an increase in the number of stock-based awards granted and an increase in the overall grant-date fair value of the stock-based awards granted as a result of the increase in our stock price. This increase was partially offset by a decrease in the percentage of stock-based compensation expense related to our stock-based awards granted during fiscal 2011 and fiscal 2012 with performance-based vesting conditions under which the stock-based compensation expense is being recognized under the accelerated attribution method, which results in a greater percentage of stock-based compensation expense being recognized in fiscal 2011 and fiscal 2012 as compared to fiscal 2013.

The increase in other research and development expenses for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was primarily due to an increase of $0.2 million and $0.3 million, respectively, in technology and communication expenses due to data storage and software licenses and fees used in the development of our energy management applications, services and products. The increase in other research and development expenses for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 was also due to an increase of $0.4 million and $0.6 million, respectively, in the allocation of company-wide overhead costs, which are allocated based on headcount. The increase in other research and development expenses for the six month period ended June 30, 2013 compared to the same period in 2012 was also due to higher consulting and professional fees of $0.4 million.

Interest Expense and Other (Expense) Income, Net

Interest expense for the three month period ended June 30, 2013 was relatively unchanged from the three month period ended June 30, 2012. The decrease in interest expense of approximately $0.1 million for the six month period ended June 30, 2013 compared to the same period in 2012 was mainly attributable to $0.1 million of additional interest expense incurred during the six month period ended June 30, 2012 due to the accelerated amortization of deferred financing costs that resulted from the modifications to the 2012 credit facility that we and one of our subsidiaries entered into with SVB in March 2012 for which there were no similar charges during the six month period ended June 30, 2013. In addition, we incurred higher amortization expense of our deferred financing costs during the six month period ended June 30, 2012 compared to the same period in 2013. The decrease in interest expense for the six month period ended June 30, 2013 compared to the same period in 2012 was partially offset by higher average outstanding letter of credit balances during the six month period ended June 30, 2013 as compared to the same period in 2012.

Other expense, net for the three month period ended June 30, 2013 was $1.2 million compared to $0.5 million for the three month period ended June 30, 2012. Other expense, net for the six month period ended June 30, 2013 was $1.1 million compared to other income, net of $0.7 million for the six month period ended June 30, 2012. Other (expense) income, net was comprised primarily of net foreign currency gains (losses) due to fluctuations in the Australian dollar and a nominal amount of other income. We had approximately $9.1 million at June 30, 2013 exchange rates ($10.1 million Australian) in intercompany receivables denominated in Australian dollars that primarily arose from the acquisition of Energy Response Holdings Pty Ltd., or Energy Response, in July 2011. During the three month period ended June 30, 2013, we incurred ($0.1) million of realized foreign currency losses primarily due to the settlement of a portion of our intercompany receivables denominated in Australian dollars. We incurred no material foreign currency gains (losses) during the three month period ended June 30, 2012. During the six month periods ended June 30, 2013 and 2012, we incurred ($0.6) million and $0.4 million, respectively, of realized foreign currency (losses) gains primarily due to the settlement of a portion of our intercompany receivables denominated in Australian dollars. We currently do not hedge any of our foreign currency transactions.

Income Taxes

The tax provision recorded for the three and six month periods ended June 30, 2013 was $0.2 million and $0.5 million, respectively, and was comprised of a tax benefit on our foreign loss for the quarter plus a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. We are able to reliably estimate the annual effective tax rate on our foreign earnings, but are unable to reliably estimate the annual effective tax rate on U.S. earnings. As a result, we have provided a $0.5 million worldwide tax provision for the six months ended June 30, 2013.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of June 30, 2013, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a valuation allowance on all of our U.S., Australian, and New Zealand deferred tax assets.

For the three and six month periods ended June 30, 2012, due to the fact that we could not make a reliable estimate of our annual effective rate at June 30, 2012, we recorded an income tax provision of $0.4 million and $0.8 million, respectively, based on the estimated foreign taxes resulting from guaranteed profit allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there were no tax net operating loss carryforwards, and amortization of tax deductible goodwill, which generated a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of June 30, 2013, we had an accumulated deficit of $168.3 million. As of June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $101.6 million, a decrease of $13.5 million from our December 31, 2012 balance of $115.0 million, and amounts available under the 2013 credit facility. At June 30, 2013 and December 31, 2012, our cash resided primarily in our operating cash accounts.

We believe our existing cash and cash equivalents at June 30, 2013, amounts available under the 2013 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our energy management applications, services and products to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2013 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities	$12,164	$4,241
Cash flows used in investing activities	(25,353)	(12,156)
Cash flows provided by financing activities	791	65
Effects of exchange rate changes on cash	(1,067)	(33)

Net change in cash and cash equivalents	$(13,465)	$(7,883)

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the six months ended June 30, 2013 was $12.2 million and consisted of a net loss of $64.9 million offset by $24.4 million of non-cash items and $52.7 million of net cash provided by working capital and other activities. The noncash items consisted primarily of depreciation and amortization, stock-based compensation charges, equipment charges, unrealized foreign exchange transaction losses due to the strengthening of the U.S. dollar and deferred taxes. Cash provided by working capital and other activities consisted of a decrease of $9.5 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, a decrease of $44.4 million in unbilled revenues, most of which related to the PJM demand response market, an increase of $5.9 million in other noncurrent liabilities, an increase of $29.3 million in deferred revenue primarily related to the Western Australia demand response program, an increase of $0.3 million in accrued payroll and related expenses, and an increase of $1.3 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the timing of payments. These amounts were offset by cash used in working capital and other activities consisting of an increase in prepaid expenses and other assets of $4.5 million, an increase in capitalized incremental direct customer contract costs of $14.7 million, an increase in other assets of $0.5 million and a decrease of $18.3 million in accrued capacity payments.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $25.4 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we incurred $27.2 million in capital expenditures primarily related to capital expenditures for our new corporate headquarters, demand response equipment, as well as capitalized internal use software costs as we continue our investment to further develop and enhance our software. In addition, during the six months ended June 30, 2013, our restricted cash and deposits decreased by $1.8 million due to a decrease in deposits principally related to the financial assurance requirements for demand response programs in which we participate, as these deposits were replaced with letters of credit.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $0.8 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, and consisted primarily of proceeds that we received from exercises of options to purchase shares of our common stock.

Credit Facility Borrowings

In March 2012, we and one of our subsidiaries entered into a $50.0 million credit facility with SVB, which was subsequently amended in June 2012 and which we refer to as the 2012 credit facility. On April 12, 2013, the 2012 credit facility was amended to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013 we, one of our subsidiaries and SVB terminated the 2012 credit facility.

On April 18, 2013, we entered into the 2013 credit facility, which replaced the 2012 credit facility. The 2013 credit facility provides for a two year revolving line of credit in the aggregate amount of $70.0 million, subject to increase from time to time up to an aggregate amount of $100.0 million with an additional commitment from the lenders or new commitments from new financial institutions. The material changes in the 2013 credit facility’s monthly and quarterly financial covenants as compared to the financial covenants contained in the 2012 credit facility include:

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

•

a change to our monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities, increasing our required minimum of unrestricted cash from $30.0 million to $45.0 million for certain periods; and

•

inclusion of a borrowing base covenant that limits the amount of borrowings, including letters of credit, under the 2013 credit facility based on a specified calculation. This borrowing base covenant is effective through the required filing date of our September 30, 2013 unaudited condensed consolidated financial statements with the SEC on Form 10-Q, as well as for any period in which our unrestricted cash falls below $70.0 million.

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5.0 million may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and

(y) the Federal Funds Effective Rate plus 0.50%) plus 1.00%. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. We expense the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all our domestic assets and several of our domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and we would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. We incurred financing costs of $0.1 million in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, we incurred financing costs of approximately $0.5 million which have been deferred and will be amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

The 2013 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on our and our subsidiaries ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, our common stock, consolidate or merge with other entities, or undergo a change in control. In addition and as described above, we are required to meet certain monthly and quarterly financial covenants customary for this type of credit facility, including maintaining a minimum specified level of free cash flow, a minimum specified unrestricted cash balance and a minimum specified ratio of current assets to current liabilities.

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

As of June 30, 2013, we were in compliance with all of our covenants under the 2013 credit facility. We believe that it is reasonably assured that we will comply with the covenants of the 2013 credit facility for the foreseeable future.

In May 2013, we were required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We provided this financial assurance utilizing a $22.7 million letter of credit issued under the 2013 credit facility and a portion of our available unrestricted cash on hand. During the three month period ended June 30, 2013, based on the capacity that we cleared in the above open market bidding program and the required post-auction financial assurance requirements, we recovered all of the cash that we had provided as financial assurance prior to the auction and $6.2 million of the letter of credit was cancelled.

As of June 30, 2013, we had no borrowings, but had outstanding letters of credit totaling $63.3 million, under the 2013 credit facility. As of June 30, 2013, we had $6.7 million available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

In July 2013, $10.0 million of outstanding letters of credit were cancelled as a result of the reduction of post-auction financial assurance requirements related to capacity that we cleared in an open market bidding program.

On August 2, 2013, we entered into an amendment to the 2013 credit facility. This amendment provides for an increase to the maximum amount that we can spend to repurchase or redeem shares of our common stock held by our stockholders without the consent of SVB.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth, for equipment installations related to our business and, more recently, for the build out of the lease for our new principal executive offices which we occupied during the second quarter of fiscal 2013. Our capital expenditures totaled $27.2 million and $9.1 million during the six month periods ended June 30, 2013 and 2012, respectively. Even after the exclusion of capital expenditures related to our new principal executive offices, we expect our capital expenditures for fiscal 2013 to increase as compared to fiscal 2012 due to our continued growth.

Contractual Obligations

As of June 30, 2013, the contractual obligations disclosure contained in our 2012 Form 10-K has not materially changed.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of June 30, 2013, we had outstanding letters of credit totaling $63.3 million under the 2013 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources—Credit Facility Borrowings” above and Note 7 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2012 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three and six month periods ended June 30, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The guidance did not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.

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

The GAAP measure most comparable to non-GAAP net loss is GAAP net loss; the GAAP measure most comparable to non-GAAP net loss per share is GAAP net loss per share; the GAAP measure most comparable to adjusted EBITDA is GAAP net loss; and the GAAP measure most comparable to free cash flow is cash flows provided by operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

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

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three and six month periods ended June 30, 2013 and 2012, respectively, as well as reasons for excluding these individual items:

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

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

Net loss for the three month period ended June 30, 2013 was $34.4 million, or $1.23 per basic and diluted share, compared to a net loss of $29.1 million, or $1.10 per basic and diluted share, for the three month period ended June 30, 2012. Net loss for the six month period ended June 30, 2013 was $64.9 million, or $2.35 per basic and diluted share, compared to a net loss of $56.8 million, or $2.16 per basic and diluted share, for the six month period ended June 30, 2012. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net loss for the three month period ended June 30, 2013 was $29.3 million, or $1.05 per basic and diluted share, compared to a non-GAAP net loss of $24.0 million, or $0.91 per basic and diluted share, for the three month period ended June 30, 2012. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net loss for the six month period ended June 30, 2013 was $53.3 million, or $1.93 per basic and diluted share, compared to a non-GAAP net loss of $46.5 million, or $1.77 per basic and diluted share, for the six month period ended June 30, 2012. The reconciliation of GAAP net loss to non-GAAP net loss is set forth below:

	Three Months Ended June 30,
	2013	2012
	(In thousands, except share and per share data)

GAAP net loss	$(34,351)	$(29,136)
ADD: Stock-based compensation (1)	3,307	3,299
ADD: Amortization expense of acquired intangible assets (1)	1,763	1,794

Non-GAAP net loss	$(29,281)	$(24,043)

GAAP net loss per basic share	$(1.23)	$(1.10)
ADD: Stock-based compensation (1)	0.12	0.12
ADD: Amortization expense of acquired intangible assets (1)	0.06	0.07

Non-GAAP net loss per basic share	$(1.05)	$(0.91)

GAAP net loss per diluted share	$(1.23)	$(1.10)
ADD: Stock-based compensation (1)	0.12	0.12
ADD: Amortization expense of acquired intangible assets (1)	0.06	0.07

Non-GAAP net loss per diluted share	$(1.05)	$(0.91)

Weighted average number of common shares outstanding
Basic	27,852,298	26,505,322
Diluted	27,852,298	26,505,322

	Six Months Ended June 30,
	2013	2012
	(In thousands, except share and per share data)

GAAP net loss	$(64,888)	$(56,849)
ADD: Stock-based compensation (1)	8,011	6,677
ADD: Amortization expense of acquired intangible assets (1)	3,557	3,630

Non-GAAP net loss	$(53,320)	$(46,542)

GAAP net loss per basic share	$(2.35)	$(2.16)
ADD: Stock-based compensation (1)	0.29	0.25
ADD: Amortization expense of acquired intangible assets (1)	0.13	0.14

Non-GAAP net loss per basic share	$(1.93)	$(1.77)

GAAP net loss per diluted share	$(2.35)	$(2.16)
ADD: Stock-based compensation (1)	0.29	0.25
ADD: Amortization expense of acquired intangible assets (1)	0.13	0.14

Non-GAAP net loss per diluted share	$(1.93)	$(1.77)

Weighted average number of common shares outstanding
Basic	27,610,797	26,378,322
Diluted	27,610,797	26,378,322

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three or six month periods ended June 30, 2013 or 2012, respectively.

Adjusted EBITDA

Adjusted EBITDA was negative $22.4 million and negative $18.2 million for the three month periods ended June 30, 2013 and 2012, respectively. Adjusted EBITDA was negative $40.9 million and negative $36.7 million for the six month periods ended June 30, 2013 and 2012, respectively.

The reconciliation of net loss to adjusted EBITDA is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(34,351)	$(29,136)	$(64,888)	$(56,849)
Add back:
Depreciation and amortization	6,831	6,314	13,561	12,424
Stock-based compensation expense	3,307	3,299	8,011	6,677
Other expense (income)	1,184	536	1,117	(697)
Interest expense	448	417	761	897
Provision for income tax	194	417	544	813

Adjusted EBITDA	$(22,387)	$(18,153)	$(40,894)	$(36,735)

Free Cash Flow

Cash flows provided by operating activities were $5.4 million and $12.2 million for the three and six month periods ended June 30, 2013, respectively. Cash flows provided by operating activities were $4.4 million and $4.2 million for the three and six month periods ended June 30, 2012, respectively. We had negative free cash flow of $12.9 million and $1.2 million for the three month periods ended June 30, 2013 and 2012, respectively. We had negative free cash flow of $15.0 million and $4.9 million for the six month periods ended June 30, 2013 and 2012, respectively. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$5,384	$4,429	$12,164	$4,241
Subtract:
Purchases of property and equipment	(18,248)	(5,581)	(27,186)	(9,134)

Free cash flow	$(12,864)	$(1,152)	$(15,022)	$(4,893)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes during the three or six month periods ended June 30, 2013 in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign revenues are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and six month periods ended June 30, 2013, approximately 16% and 20% of our consolidated revenues were generated outside the United States, and we anticipate that revenues generated outside the United States will continue to represent greater than 10% of our consolidated revenues for fiscal 2013 and will continue to grow in subsequent fiscal years.

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

During the three month periods ended June 30, 2013 and 2012, we incurred net foreign exchange losses totaling ($1.3) million and ($0.6) million, respectively. During the six month periods ended June 30, 2013 and 2012, we incurred net foreign exchange (losses) gains totaling ($1.3) million and $0.6 million, respectively. During the three month periods ended June 30, 2013 and 2012, we realized losses of ($0.1) million and ($19,000), respectively, related to transactions denominated in foreign currencies. During the six months ended June 30, 2013 and 2012, we realized (losses) gains of ($0.6) million and $0.4 million, respectively, related to transactions denominated in foreign currencies. As of June 30, 2013, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $9.2 million at June 30, 2013 exchange rates ($10.1 million Australian).

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, and for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $0.9 million gain or loss.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware, or the Court, against certain of our officers and directors, as well as the Company as a nominal defendant. The complaint asserts derivative claims, purportedly brought on our behalf, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded the annual limit on per-employee equity grants contained in our 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of our shareholders, alleging that our recently-filed proxy statement is false and misleading because it fails to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper. Our response to the complaint is presently due on August 30, 2013.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. In addition, although we carry insurance for these types of claims, there is no guarantee that this claim will be covered. A lack of insurance coverage or a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I—Item 1A under the heading “Risk Factors” in our 2012 Form 10-K and Part II—Item 1A under the heading “Risk Factors” in our 2013 First Quarter 10-Q. During the three months ended June 30, 2013, there were no material changes to the risk factors that were disclosed in our 2012 Form 10-K or our 2013 First Quarter 10-Q other than as set forth below.

The following risk factors replace and supersede the corresponding risk factors set forth in our 2012 Form 10-K and 2013 First Quarter 10-Q:

The expiration of our existing utility contracts without obtaining renewal or replacement utility contracts, or the termination of any of our existing utility contracts, could negatively impact our business by reducing our revenues and profit margins, thereby having a material adverse effect on our results of operations and financial condition.

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

Our existing utility contracts generally contain termination provisions pursuant to which the utility customer can terminate under certain circumstances, including in the event that we fail to comply with the terms or provisions contained therein. In addition, in the event that we breach any of our utility contracts, we may be liable to pay the utility customer an associated fee or penalty payment in connection with such breach. The termination of any of our existing utility contracts, or any fees or penalties payable by us in connection with a breach of our existing utility contracts, could negatively impact our business by reducing our revenues and profit margins, thereby having a material adverse effect on our results of operations and financial condition.

We are currently subject to litigation, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware against certain of our officers and directors, as well as the Company as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded the annual limit on per-employee equity grants contained in our 2007 Plan. While we believe we have substantial legal and factual defenses to each of the claims in this lawsuit and we intend to vigorously defend the lawsuit, the outcome of this litigation is difficult to predict and quantify, and the defense against such claims or actions may be costly. In addition to negatively impacting our sales and prospects, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price, regardless of whether the allegations are valid or whether we are ultimately liable. Further, in the event that the insurance that we carry for this type of claim does not provide coverage, or if there is a judgment that is significantly in excess of any such insurance coverage, our financial condition, results of operations and cash flows could be materially and adversely impacted.

Item 6.	Exhibits.

10.1*#	Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of April 18, 2013.

10.2*	Guarantee and Collateral Agreement made by EnerNOC, Inc. and Other Grantors in favor of Silicon Valley Bank, dated as of April 18, 2013

10.3*	Second Amendment to Amended and Restated Credit Agreement by and among EnerNOC, Inc., ENOC Securities Corporation and Silicon Valley Bank, dated as of April 12, 2013.

10.4@	Amended and Restated 2007 Employee, Director and Consultant Stock Plan of EnerNOC, Inc. dated May 28, 2013, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.4.

10.5@	Offer Letter, dated as of April 18, 2013, by and between EnerNOC, Inc. and Neil Moses, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.5.

10.6@	Severance Agreement, dated as of April 22, 2013, by and between EnerNOC, Inc. and Neil Moses, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.6.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
@	Management contract, compensatory plan or arrangement
#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: August 6, 2013	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: August 6, 2013	By:	/s/ Neil Moses
Neil Moses
Chief Financial Officer