Form 10-Q
period 2013-09-30
ENERNOC INC
filed 2013-11-08
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 30,093,235 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2013.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$111,230	$115,041
Restricted cash	1,363	9
Trade accounts receivable, net of allowance for doubtful accounts of $479 and $487 at September 30, 2013 and December 31, 2012, respectively	61,518	35,208
Unbilled revenue	118,583	45,269
Capitalized incremental direct customer contract costs	3,513	10,226
Deposits	430	2,296
Prepaid expenses and other current assets	6,933	4,640

Total current assets	303,570	212,689
Property and equipment, net of accumulated depreciation of $76,853 and $67,909 at September 30, 2013 and December 31, 2012, respectively	50,062	32,592
Goodwill	78,111	79,505
Customer relationship intangible assets, net	16,183	21,709
Other definite-lived intangible assets, net	3,448	3,915
Capitalized incremental direct customer contract costs, long-term	2,213	3,929
Deposits and other assets	1,483	826

Total assets	$455,070	$355,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,709	$3,976
Accrued capacity payments	96,507	49,258
Accrued payroll and related expenses	11,675	13,044
Accrued expenses and other current liabilities	11,933	8,978
Accrued performance adjustments	1,720	685
Deferred revenue	17,235	20,063

Total current liabilities	140,779	96,004
Deferred acquisition consideration	558	533
Accrued acquisition contingent consideration	446	431
Deferred tax liability	6,379	4,222
Deferred revenue	7,563	11,837
Other liabilities	8,987	2,116
Commitments and contingencies (Notes 7 and 11)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 30,013,822 and 29,019,923 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	30	29
Additional paid-in capital	353,490	344,137
Accumulated other comprehensive loss	(1,689)	(702)
Accumulated deficit	(61,473)	(103,442)

Total stockholders’ equity	290,358	240,022

Total liabilities and stockholders’ equity	$455,070	$355,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
DemandSMART	$267,479	$169,658	$318,553	$213,586
EfficiencySMART, SupplySMART and other	10,994	8,289	28,923	22,084

Total revenues	278,473	177,947	347,476	235,670
Cost of revenues	126,072	82,947	172,142	126,437

Gross profit	152,401	95,000	175,334	109,233
Operating expenses:
Selling and marketing	15,761	13,424	50,444	41,342
General and administrative	19,746	18,351	60,872	52,880
Research and development	4,535	3,914	14,125	11,536

Total operating expenses	40,042	35,689	125,441	105,758

Income from operations	112,359	59,311	49,893	3,475
Other income (expense), net	233	619	(884)	1,316
Interest expense	(451)	(300)	(1,212)	(1,197)

Income before income tax	112,141	59,630	47,797	3,594
(Provision for) benefit from income tax	(5,284)	718	(5,828)	(95)

Net Income	$106,857	$60,348	$41,969	$3,499

Net income per share
Basic	$3.83	$2.26	$1.52	$0.13

Diluted	$3.70	$2.21	$1.47	$0.13

Weighted average number of common shares used in computing net income per common share
Basic	27,920,409	26,653,252	27,693,054	26,470,634

Diluted	28,843,010	27,325,949	28,616,552	27,069,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$106,857	$60,348	$41,969	$3,499
Foreign currency translation adjustments	55	172	(987)	314

Comprehensive income	$106,912	$60,520	$40,982	$3,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$41,969	$3,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,356	13,414
Amortization of acquired intangible assets	5,260	5,438
Stock based compensation expense	11,832	10,018
Excess tax benefit related to exercise of options, restricted stock and restricted stock units	(999)	—
Impairment of equipment	503	441
Unrealized foreign exchange transaction loss (gain)	2,108	(781)
Deferred taxes	2,157	—
Non-cash interest expense	234	306
Accretion of fair value of deferred and contingent purchase price consideration related to acquisitions	88	98
Other, net	29	142
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(26,643)	(29,801)
Unbilled revenue	(73,308)	(11,574)
Prepaid expenses and other current assets	(2,757)	1,583
Capitalized incremental direct customer contract costs	8,377	(1,209)
Other assets	(113)	189
Other noncurrent liabilities	6,884	625
Deferred revenue	(6,677)	13,122
Accrued capacity payments	47,941	11,092
Accrued payroll and related expenses	(1,103)	(434)
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	2,321	(3,302)

Net cash provided by operating activities	33,459	12,866

Cash flows from investing activities
Purchases of property and equipment	(32,925)	(11,752)
Change in restricted cash and deposits	(179)	4,716
Change in long-term assets	—	(111)
Payment made for acquisition of customer contract	(699)	—

Net cash used in investing activities	(33,803)	(7,147)

Cash flows from financing activities
Proceeds from exercises of stock options	1,369	141
Payments made for buy back of common stock	(5,000)	—
Excess tax benefit related to exercise of options, restricted stock and restricted stock units	999	—

Net cash (used in) provided by financing activities	(2,632)	141
Effects of exchange rate changes on cash and cash equivalents	(835)	11

Net change in cash and cash equivalents	(3,811)	5,871
Cash and cash equivalents at beginning of period	115,041	87,297

Cash and cash equivalents at end of period	$111,230	$93,168

Non-cash financing and investing activities
Issuance of common stock in satisfaction of bonuses	$154	$350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) was incorporated in Delaware on June 5, 2003. The Company, which operates in a single segment, is a leading provider of energy intelligence software and related solutions. The Company maximizes the full value of energy management for commercial, institutional and industrial end-users of energy, which the Company refers to as its C&I customers, and its electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management services and solutions that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions. The Company uses its Network Operations Center (NOC) and comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. To date, the Company has generated revenues primarily from electric power grid operators and utilities that make recurring payments to the Company for managing demand response capacity. The Company shares these recurring payments with its C&I customers in exchange for those C&I customers reducing their power consumption when called upon.

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

There were no material recognizable subsequent events recorded or requiring disclosure in the September 30, 2013 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2013 and statements of income, statements of comprehensive income and statements of cash flows for the three and nine month periods ended September 30, 2013 and 2012. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2013 (fiscal 2013).

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) and included in accumulated other comprehensive loss within stockholders’ equity. Gains (losses) arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other income (expense), net in the unaudited condensed consolidated statements of income and were $167 and $580 for the three month periods ended September 30, 2013 and 2012, respectively, and ($1,156) and $1,168 for the nine month periods ended September 30, 2013 and 2012, respectively. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate. During the three and nine month periods ended September 30, 2013, $333 ($375 Australian) and $12,142 ($11,796 Australian), respectively, of the intercompany receivable from the Company’s Australian subsidiary were settled through repayments resulting in a realized loss of $54 and $402, respectively. During the three month period ended September 30, 2012, there was no settlement of the intercompany receivable from the Company’s Australian subsidiary. During the nine month period ended September 30, 2012, $17,468 ($16,400 Australian) of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized gain of $494. During the three month periods ended September 30, 2013 and 2012, there were no other material realized gains (losses) incurred related to transactions denominated in foreign currencies. As of September 30, 2013, the Company’s intercompany receivable balance from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaled $16,587 at September 30, 2013 exchange rates ($17,802 Australian). The increase in the Australian intercompany receivable from June 30, 2013 was due to royalties due to the U.S. parent for services and technology provided by the U.S. parent.

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment” nature and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of September 30, 2013, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $18,975 at September 30, 2013 exchange rates ($20,364 Australian) and during the three and nine month periods ended September 30, 2013, the Company recorded translation adjustments of $377 and $2,150, respectively, related to this intercompany funding within accumulated other comprehensive loss.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of September 30, 2013 and 2012, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive income, net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs, including license fees and external consulting costs, of $1,523 and $1,203 for the three month periods ended September 30, 2013 and 2012, respectively, and $5,835 and $3,497 for the nine month periods ended September 30, 2013 and 2012, respectively, have been capitalized in accordance with Accounting Standard Codification (ASC) 350-40 (ASC 350-40), Internal-Use Software. The capitalized amount was included as software in property and equipment at September 30, 2013 and December 31, 2012. Amortization of capitalized internal use software costs was $1,434 and $1,185 for the three month periods ended September 30, 2013 and 2012, respectively, and $4,186 and $3,364 for the nine month periods ended September 30, 2013 and 2012, respectively. Accumulated amortization of capitalized internal use software costs was $19,895 and $15,709 as of September 30, 2013 and December 31, 2012, respectively. The Company anticipates that the amount of software development costs that are capitalized in accordance with ASC 350-40 will increase modestly for the foreseeable future in proportion to overall research and development spending as the Company continues its development and significant enhancement of its DemandSMART, EfficiencySMART and SupplySMART applications.

Impairment of Property and Equipment

During the three and nine month periods ended September 30, 2013, as a result of the removal of certain demand response equipment from service, the Company concluded that there were no expected future direct cash flows associated with this demand response equipment and therefore, an impairment indicator existed. The Company determined that the residual value of this demand response equipment was nominal and as a result, recorded an impairment charge during the three and nine month periods ended September 30, 2013 of $264 and $503, respectively, to reduce the carrying value of such equipment to zero. During the three and nine month periods ended September 30, 2012, the company recognized impairment charges of $98 and $441, respectively.

Industry Segment Information

The Company operates in the major geographic areas noted in the chart below. The “All other” designation includes Canada, New Zealand and the United Kingdom. Revenues are based upon customer location and internationally totaled $52,908 and $21,899 for the three month periods ended September 30, 2013 and 2012, respectively, and totaled $66,952 and $28,250 for the nine month periods ended September 30, 2013 and 2012, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	81%	88%	81%	88%
Australia	16	10	14	7
All other	3	2	5	5

Total	100%	100%	100%	100%

As of September 30, 2013 and December 31, 2012, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of September 30, 2013 and December 31, 2012:

		As of September 30, 2013		As of December 31, 2012
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3.29	$30,589	(14,406)	$32,667	$(10,958)

Customer contracts	3.41	$4,917	$(2,730)	$4,218	$(2,420)
Employment agreements and non-compete agreements	0.47	1,717	(1,394)	1,728	(1,115)
Software	—	120	(120)	120	(120)
Developed Technology	1.06	2,283	(1,611)	2,300	(1,161)
Trade name	0.38	575	(426)	575	(340)
Patents	6.40	180	(63)	180	(50)

Total other definite-lived intangible assets		9,792	(6,344)	9,121	(5,206)

Total		$40,381	$(20,750)	$41,788	$(16,164)

The change in the Company’s customer contracts intangible assets from December 31, 2012 to September 30, 2013 was primarily due to the acquisition of a single intangible asset during the three month period ended September 30, 2013 representing the acquisition of a three year contractual obligation for the delivery of additional demand response capacity in the Western Australia market commencing on October 1, 2013 for a purchase price of $699. The acquisition of this single intangible asset did not meet the definition of a business, as defined in ASC 805, Business Combinations, due to the fact neither processes nor the additional inputs required to combine with this intangible asset in order to be capable of producing outputs were acquired. Therefore, the acquisition of this intangible asset was accounted for as an asset acquisition based on the principles described in ASC 850-50 and the entire purchase price, which was less than the estimated fair value, was allocated to this intangible asset. This intangible asset is being amortized to cost of revenues based on the expected pattern of economic benefit over the applicable contractual period. The decrease in other intangible assets from December 31, 2012 to September 30, 2013, excluding the acquisition of the customer contract, was due to foreign currency translation adjustments

Amortization expense related to intangible assets amounted to $1,703 and $1,808 for the three month periods ended September 30, 2013 and 2012, respectively, and $5,260 and $5,438 for the nine month periods ended September 30, 2013 and 2012, respectively. Amortization expense for developed technology, which was $138 and $161 for the three month periods ended September 30, 2013 and 2012, respectively, and $416 and $483 for the nine month periods ended September 30, 2013 and 2012, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of income. The intangible asset lives range from one to ten years and the weighted average remaining life was 3.0 years at September 30, 2013. Estimated amortization is expected to be $1,870, $6,557, $4,567, $3,922 and $2,715 for the three month period ending December 31, 2013, and years ending 2014, 2015, 2016 and 2017, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s annual impairment test date is November 30. The Company has determined that it currently has two reporting units: (1) the consolidated Australian operations, which represents the Company’s Australia and New Zealand operations, and (2) all other operations. During the three month period ended September 30, 2013, there were no potential impairment indicators identified that required an interim impairment test of goodwill. The Company’s market capitalization as of September 30, 2013 exceeded the book value of its consolidated net assets by more than 100%. In addition, as of November 30, 2012 the fair value of both the Company’s consolidated Australian reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 50%.

The following table shows the change of the carrying amount of goodwill from December 31, 2012 to September 30, 2013:

Balance at December 31, 2012	$79,505
Foreign currency translation	(1,394)

Balance at September 30, 2013	$78,111

3. Net Income Per Share

A reconciliation of basic and diluted share amounts for the three and nine month periods ended September 30, 2013 and 2012 are as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	27,920	26,653	27,693	26,471
Weighted average common stock equivalents	923	673	924	599

Diluted weighted average common shares outstanding	28,843	27,326	28,617	27,070

Weighted average anti-dilutive shares related to:
Stock options	—	—	1	1
Nonvested restricted shares	54	354	336	632
Restricted stock units	—	154	9	225

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

In January 2013, the Company released 46,506 shares of common stock held in escrow related to the Energy Response acquisition in accordance with the provisions within the relevant escrow agreement.

4. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

5. Fair Value Measurements

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Fair Value Measurement at September 30, 2013 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$98,128	$98,128	$—	$—

Liabilities:
Deferred acquisition consideration (2)	$558	$—	$—	$558
Accrued acquisition contingent consideration (2)	446	—	—	446

	$1,004	$—	$—	$1,004

(1)	Included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. Increase in investments [in money market funds] from December 31, 2012 is due to an overnight enterprise investment sweep from the Company’s main operating account which was implemented in July 2013.
(2)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities and were the result of the Company’s acquisition of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of liabilities for the nine month period ended September 30, 2013 of $40 was due to the increase in the liabilities as a result of the amortization of the applicable discounts related to the time value of money of $88 and changes in exchange rates. There were no changes to the probability or timing of payment during the nine month period ended September 30, 2013.

	Fair Value Measurement at December 31, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	$533	$—	$—	$533
Accrued acquisition contingent consideration (1)	431	—	—	431

	$964	$—	$—	$964

(1)	Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities that were the result of the Company’s acquisition of M2M and Energy Response, respectively, represented the only assets or liabilities that the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3).

6. Financing Arrangements

In March 2012, the Company and one of its subsidiaries entered into a $50,000 credit facility with Silicon Valley Bank (SVB), which was subsequently amended in June 2012 and April 2013 (the 2012 credit facility). On April 12, 2013, the Company, one its subsidiaries and SVB entered into an amendment to the 2012 credit facility to extend the termination date from April 15, 2013 to April 30, 2013. On April 18, 2013, the Company, one of its subsidiaries and SVB terminated the 2012 credit facility.

On April 18, 2013, the Company entered into a $70,000 senior secured revolving credit facility with the several lenders from time to time party thereto and SVB, as administrative agent, swingline lender, issuing lender, lead arranger and book manager (SVB and together with the other lenders, “the lenders”), which was subsequently amended in August 2013 (the 2013 credit facility). The 2013 credit facility replaced the 2012 credit facility.

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

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5,000 may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% per annum or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00% per annum. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. The Company expenses the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all domestic assets of the Company and several of its domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and the Company would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. The Company incurred financing costs of $111 in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, the Company incurred financing costs of approximately $540 which have been deferred and are being amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

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

On August 2, 2013, the Company entered into an amendment to the 2013 credit facility. This amendment provided for an increase to the maximum dollar amount of shares of common stock that the Company may repurchase or redeem from its public stockholders without the consent of SVB.

As of September 30, 2013, the Company was in compliance with all of its covenants under the 2013 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants of the 2013 credit facility for the foreseeable future.

As of September 30, 2013, the Company had no borrowings, but had outstanding letters of credit totaling $49,915, under the 2013 credit facility. The increase in the amount of outstanding letters of credit from December 31, 2012 to September 30, 2013 is primarily as a result of additional letters of credit issued as collateral for new demand response arrangements and obligations. As of September 30, 2013, the Company had $20,085 available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

7. Commitments and Contingencies

In July 2012, the Company entered into a lease for its new principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company began occupying the space during the second quarter of fiscal 2013. In accordance with the terms of the New Lease, the landlord provided certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the Company recorded the incentives as deferred rent and will reflect these amounts as reductions of lease expense over the lease term. During the three and nine month periods ended September 30, 2013, the Company recorded $800 and $4,919, respectively, as deferred rent related to landlord lease incentives. Although lease payments under this arrangement did not commence until August 2013, as the Company had the right to use and controls physical access to the space, it determined that the lease term commenced in July 2012 and, as a result, began recording rent expense on this lease arrangement at that time on a straight-line basis. The New Lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and recorded the estimated fair value of these obligations as the related leasehold improvements were incurred. The Company will accrete the liability to fair value over the life of the lease as a component of operating expenses. As of September 30, 2013, the Company recorded an asset retirement obligation of $403. The decrease in asset retirement obligation from June 30, 2013 is due to completion and settlement of restoration activities related to the Company’s former principal executive offices during the three month period ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $7,871and $1,049, respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2013, the Company was contingently liable under outstanding letters of credit for $49,915. As of September 30, 2013 and December 31, 2012, the Company had restricted cash balances of $1,363 and $9. The restricted cash balance as of September 30, 2013 primarily relate to cash utilized to collateralize certain demand response programs. The restricted cash balance as of December 31, 2012 relates to collateral to secure certain insurance commitments.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of September 30, 2013 were $51,389 and included deposits held by certain customers of $224 and certain restricted cash utilized to collateralize certain demand response programs of $1,250 at September 30, 2013. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of September 30, 2013, the Company had $1,020 in deferred fees for these arrangements which were included in deferred revenues as of September 30, 2013. As of September 30, 2013, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $8,729.

As of September 30, 2013 and December 31, 2012, the Company accrued in the accompanying unaudited condensed consolidated balance sheets $1,720 and $685, respectively, of performance adjustments related to fees received for its participation in a certain demand response program. The Company believes that it is probable that these performance adjustments will need to be re-paid to the electric power grid operator and since the electric power grid operator has the right to require repayment at any point at its discretion, the amounts have been classified as a current liability.

In 2012, the Company decided to net settle a portion of its future contractual delivery obligations in a certain open market bidding program. As of September 30, 2013, the Company entered into transactions to net settle a significant portion of its future delivery obligations and these transactions have been approved by the customer as of September 30, 2013. As a result, as long as the other criteria for revenue recognition are met, the Company will recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of DemandSMART revenues. During the three and nine month periods ended September 30, 2013, the Company recognized revenues of $3,882 and $4,717, respectively, related to these net settlement transactions. During the three and nine month periods ended September 30, 2013, the Company did not incur any material charges or liabilities related to this matter. Furthermore, the Company does not expect that any additional charges or liabilities will be material to the Company’s consolidated results of operations and anticipates that additional charges or liabilities, if any, would be substantially incurred and recorded within the Company’s consolidated results of operations for fiscal 2013.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

In connection with the Company’s agreement for its employee health insurance plan, the Company could be subject to an additional payment if the agreement is terminated. The Company has not elected to terminate this agreement nor does the Company believe that termination is probable for the foreseeable future. As a result, the Company has determined that it is not probable that a loss is likely to occur and no amounts have been accrued related to this potential payment upon termination. As of September 30, 2013, the payment due upon termination would be $1,126.

8. Stockholders’ Equity

Share Repurchase Program

On August 6, 2013, the Company’s Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock during the period from August 6, 2013 through August 6, 2014, unless earlier terminated by the Board of Directors. During the three month period ended September 30, 2013, the Company repurchased 330,843 shares of the Company’s common stock at a weighted-average purchase price of $15.11 per share for a total cost of $5,000. All shares were retired upon repurchase.

Stock Based Compensation

During the nine month periods ended September 30, 2013 and 2012, the Company issued 8,920 shares and 44,871 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligation to these individuals. Historically, the Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan) contained an “evergreen” provision, which provided for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. The annual increase to the 2007 Plan of 520,000 shares occurred during the three month period ended March 31, 2013. On May 28, 2013, the Company’s shareholders approved an amendment and restatement of the 2007 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2007 Plan by 2,500,000 shares and eliminate the evergreen provision. As of September 30, 2013, 2,750,078 shares were available for future grant under the 2007 Plan, as amended and restated.

Stock Options

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.8%	1.8%
Vesting term, in years	2.22	2.22
Expected annual volatility	75%	78%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.7%	8.0%
Exit rate post-vesting	14.06%	14.06%

The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2013 credit facility preclude the Company from paying dividends. During the three month period ended September 30, 2013, the Company updated its estimated pre-vesting and post-vesting exit rates applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense noting no change in the exit-rate post vesting and no material changes in the expected annual volatility or exit rate pre-vesting. The changes in estimates of the volatility and exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2013.

In June 2013, in connection with the departure of the Company’s former Executive Vice President, certain unvested share-based payments were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the nine month period ended September 30, 2013, the Company reversed approximately $476 of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest.

In August 2013, in connection with the Company’s Chief Accounting Officer providing notice of his resignation, certain unvested share-based payments that were previously deemed probable of vesting became improbable of vesting. As a result, during the three and nine month periods ended September 30, 2013, the Company reversed approximately $70 of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest.

The components of stock based compensation expense are disclosed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$333	$471	$1,081	$1,584
Restricted stock and restricted stock units	3,488	2,870	10,751	8,434

Total	$3,821	$3,341	$11,832	$10,018

Stock based compensation is recorded in the accompanying unaudited condensed consolidated statements of income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling and marketing expenses	$1,426	$1,182	$4,272	$3,428
General and administrative expenses	2,049	1,908	6,521	5,712
Research and development expenses	346	251	1,039	878

Total	$3,821	$3,341	$11,832	$10,018

The Company recognized an income tax benefit from share-based compensation arrangements of $999 during the three and nine month periods ended September 30, 2013. The Company recognized no material income tax benefit from share-based compensation arrangements during the three and nine month periods ended September 30, 2012. No material compensation cost was capitalized during the three and nine month periods ended September 30, 2013 and 2012.

The following is a summary of the Company’s stock option activity during the nine month period ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,275,311	$0.17 - $48.06	$16.26	$2,915	(2)
Granted	4,000		16.34
Exercised	(163,332)		8.39	$1,290	(3)
Cancelled	(36,388)		22.41

Outstanding at September 30, 2013	1,079,591	$0.17 - $48.06	17.24	$4,107	(4)

Weighted average remaining contractual life in years: 3.2
Exercisable at end of period	1,006,039	$0.17 - $48.06	$16.68	$4,061	(4)

Weighted average remaining contractual life in years: 3.0
Vested or expected to vest at September 30, 2013 (1)	1,075,506	$0.17 - $48.06	$17.24	$4,101	(4)

(1)	This represents the number of vested options as of September 30, 2013 plus the number of unvested options expected to vest as of September 30, 2013 based on the unvested options outstanding at September 30, 2013, adjusted for the estimated forfeiture rate of 7.7%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $11.75 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2013 of $14.98 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	In thousands, except share and per share amounts		In thousands, except share and per share amounts
Total number of options granted during the period	500	5,100	4,000	10,550
Weighted-average fair value per share of options granted	$8.68	$6.15	$10.15	$5.37
Total intrinsic value of options exercised (1)	$239	$209	$1,290	$1,139

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of September 30, 2013, 1,071,098 options were held by employees and directors of the Company and 8,493 options were held by non-employees. For outstanding unvested stock options related to employees and directors of the Company as of September 30, 2013, the Company had $647 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 0.9 years. There were no unvested non-employee stock options as of September 30, 2013.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2013, the Company had $15,923 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.0 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of September 30, 2013, the Company had $5,528 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock subject to outstanding performance-based vesting conditions that were not probable of vesting as of September 30, 2013, the Company had $96 of unrecognized stock-based compensation expense. If and when any additional portion of the equity awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	2,135,496	$9.78
Granted	1,491,269	16.47
Vested	(833,521)	11.06
Cancelled	(395,382)	11.36

Nonvested at September 30, 2013	2,397,862	$13.27

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 26,353 shares of restricted stock granted to certain non-executive employees and 30,740 shares of restricted stock granted to certain members of the Company’s board of directors during the nine month period ended September 30, 2013 that were immediately vested. Also included in the table above, are shares of restricted stock granted to non-employee advisory board members. During the three and nine month periods ended September 30, 2013, the Company granted 11,000 and 33,000 shares, respectively, of restricted stock to non-employee advisory board members. Of the 33,000 shares of restricted stock granted, 22,000 shares of restricted stock vest ratably on a quarterly basis over four years and 11,000 shares of restricted stock vest in equal annual tranches on July 1, 2014 and July 1, 2015, as long as the individuals continue to serve as advisory board members through the date of the applicable vesting. The Company will account for these share-based awards in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which will result in the Company continuing to re-measure the fair value of the share-based awards until such time as the awards vest. During the three and nine month periods ended September 30, 2013, the Company recorded stock-based compensation expense related to these awards of $37 and $52, respectively. As of September 30, 2013 the awards had a fair value of $493.

The fair value of restricted stock upon which vesting is solely service-based is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation, over the vesting period. With the exception of certain executives whose employment agreements provide for continued vesting in certain circumstances upon departure, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. During the three month period ended September 30, 2013, the Company did not grant any shares of restricted stock that contained performance-based vesting conditions. During the nine month period ended September 30, 2013, the Company granted 480,000 shares of nonvested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited.

Other than the items previously discussed above, during the three and nine month periods ended September 30, 2013, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information about Restricted Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	in thousands, except share and per
	share amounts
Total number of shares of restricted stock granted during the period	80,703	212,950	1,491,269	1,513,828
Weighted average fair value per share of restricted stock granted	$13.53	$10.72	$16.47	$7.87
Total number of shares of restricted stock vested during the period	138,282	50,174	833,521	244,513
Total fair value of shares of restricted stock vested during the period	$2,024	$423	$13,359	$2,103

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	106,478	$27.88
Granted	—	—
Vested	(56,603)	27.01
Cancelled	(15,625)	29.48

Nonvested at September 30, 2013	34,250	$28.59

Additional Information about Restricted Stock Units

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	in thousands, except share and per share amounts
Total number of shares of restricted stock vested during the period	—	6,728	56,603	85,312
Total fair value of shares of restricted stock vested during the period	$—	$61	$948	$792

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three and nine month periods ended September 30, 2013, there were no material changes in the Company’s uncertain tax positions.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the six months ended June 30, 2013, the Company had determined that it was able to reliably estimate the annual effective tax rate on its foreign earnings, but was unable to reliably estimate its annual effective tax rate on its U.S. earnings due to unusual sensitivity to the rate as it relates to its forecasted fiscal 2013 U.S. loss. As a result, the Company recorded a provision for income taxes during the six month period ended June 30, 2013 comprised of a tax benefit on its foreign loss plus a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized.

For the nine months ended September 30, 2013, the Company determined that it was able to reliably estimate its worldwide annual effective tax rate due to the resolution of certain matters that previously resulted in significant volatility in both the Company’s forecasted fiscal 2013 U.S. ordinary income and its U.S. effective tax rate, and applied this estimated worldwide annual effective tax rate to its year-to-date income. For the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $5,828, which represents an approximate effective tax rate of 12%. During the three months ended September 30, 2013, due to limitations on the use of net operating losses in certain states, the Company utilized income tax deductions related to the exercise of stock options and vesting of shares of restricted stock and recorded a benefit of $999 directly to additional paid-in capital.

The Company expects to record a benefit from income taxes for the three month period ended December 31, 2013. For fiscal 2013, the Company expects to record a provision for income taxes of approximately $3,200 to $3,400 for the tax deductible goodwill, certain state income taxes and foreign taxes resulting from guaranteed profits, which will result in a benefit from income taxes during the three month period ending December 31, 2013.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of September 30, 2013, due to the uncertainty related to the ultimate use of the Company’s deferred income tax assets, the Company has provided a valuation allowance on all of its U.S., Australia and New Zealand deferred tax assets.

10. Concentrations of Credit Risk

The following table presents the Company’s significant customers. PJM Interconnection (PJM) is an electric power grid operator customer in the mid-Atlantic region that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. Independent Market Operator (IMO) is an entity that was established to administer and operate the Western Australia (WA) wholesale electricity market. The main objectives of the IMO are to coordinate the supply of electricity, encourage competition in the market, establish fair and efficient markets, and ensure economic supply of electricity to customers in WA. No other customer comprised more than 10% of consolidated revenues during the three or nine month periods ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$171,377	62%	$108,294	61%
IMO	$45,708	16%	$17,440	10%

	Nine Months Ended September 30,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$173,252	50%	$109,657	47%
IMO	$45,708	13%	$17,440	7%

Southern California Edison Company, IMO and Pacific Gas and Electric were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at September 30, 2013, representing 17%, 14%, and 13% respectively, of such accounts receivable balance. Southern California Edison Company, PJM and PPL Electric Utilities Corporation were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at December 31, 2012, representing 14%, 12%, and 10%, respectively, of such accounts receivable balance.

Unbilled revenue related to PJM was $117,972 and $44,926 at September 30, 2013 and December 31, 2012, respectively. There was no significant unbilled revenue for any other customers at September 30, 2013 and December 31, 2012.

Deposits consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $224 and $1,888 at September 30, 2013 and December 31, 2012, respectively.

11. Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company accrues for losses that are determined to be both probable and estimable. As of September 30, 2013, the amounts accrued related to probable and estimable losses are not material and the Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, the Company is a party to the litigation described below.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware (the Court) against certain officers and directors of the Company as well as the Company as a nominal defendant. The complaint asserts derivative claims, purportedly brought on behalf of the Company, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in the 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of the Company’s shareholders, alleging the Company’s proxy statement filed on April 26, 2013 is false and misleading because it fails to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper.

Company management believes that the Company and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and is pursuing these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on the Company’s financial condition, results of operations and cash flows. In addition to negatively impacting the Company’s sales and prospects, diverting financial and management resources and general business disruption, the Company may suffer from adverse publicity that could harm its reputation and negatively impact its stock price, regardless of whether the allegations are valid or whether the Company is ultimately liable. Although the Company carries insurance for these types of claims and currently believes that this claim would be covered by its insurance, there is no guarantee that this claim will be covered. A denial of the claim by the insurance provider or a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect its financial condition, results of operations and cash flows. The Company has determined that it is neither remote nor probable that the Company will incur a loss related to this matter. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

12. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when: (1) An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect this ASU to have any impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC815. The amendment is effective immediately. This amendment did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2013, or our 2012 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2012 Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, as filed with the SEC on May 6, 2013, and August 6, 2013, respectively, or our 2013 First and Second Quarter Form 10-Q’s. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of energy intelligence software and related solutions. We unlock the full value of energy management for commercial, institutional and industrial end-users of energy, which we refer to as our C&I customers, and our electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management services and solutions that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions.

We believe that we are the world’s leading provider of demand response applications and solutions. Demand response is an alternative to traditional power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high.

In providing our demand response solutions, we match obligation, in the form of megawatts, or MW, that we agree to deliver to our utility and electric power grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We increase our ability to curtail demand from the electric power grid by deploying a sales team to contract with our C&I customers and by installing our equipment at these customers’ sites to connect them to our network. When we are called upon by our utility or electric power grid operator customers to deliver MW, we use our Network Operations Center, or NOC, and our comprehensive demand response application, DemandSMART, to remotely manage and reduce electricity consumption across a growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. We receive recurring payments from electric power grid operators and utilities for managing demand response capacity and we share these recurring payments with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon by us to do so. We occasionally reallocate and realign our capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. We refer to the above activities as managing our portfolio of demand response capacity.

We build on our position as a leading demand response solutions provider by using our NOC and energy management application platform to deliver a portfolio of additional energy management applications, solutions and products to new and existing C&I, electric power grid operator and utility customers. These additional energy management applications, solutions and products include our EfficiencySMART and SupplySMART applications and solutions, and certain wireless energy management products. EfficiencySMART is our data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. Our wireless energy management products are designed to ensure that our C&I customers can connect their equipment remotely and access meter data securely, and include both cellular modems and an agricultural specific wireless technology solution.

Since inception, our business has grown substantially. We began by providing demand response services in one state in 2003 and have expanded to providing our portfolio of energy management applications, services and products in several regions throughout the United States, as well as internationally in Australia, Canada, New Zealand and the United Kingdom.

Revenues and Expense Components

Revenues

We derive recurring revenues from the delivery of our energy management applications, solutions and products. We do not recognize any revenues until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured.

Our revenues from our demand response solutions primarily consist of capacity and energy payments, including ancillary services payments, and revenues derived from the effective management of our portfolio of demand response capacity, including our participation in capacity auctions and bilateral contracts. We derive revenues from demand response capacity that we make available in open market programs and pursuant to contracts that we enter into with electric power grid operators and utilities. In certain markets, we enter into contracts with electric power grid operators and utilities, generally ranging from three to ten years in duration, to deploy our demand response solutions. We refer to these contracts as utility contracts.

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

As program rules may differ for each open market program in which we participate and for each utility contract, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues as necessary. We recognize demand response capacity revenues when we have provided verification to the electric power grid operator or utility of our ability to deliver the committed capacity under the open market program or utility contract. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Under certain programs, once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly over the performance period until the next demand response event or measurement and verification test. In subsequent demand response events or measurement and verification tests, if our verified capacity is below the previously verified amount, the electric power grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. Under certain utility contracts and open market program participation rules, our performance and related fees are measured and determined over a period of time. If we can reliably estimate our performance for the applicable performance period, we will reserve the entire amount of estimated penalties that will be incurred, if any, as a result of estimated underperformance prior to the commencement of revenue recognition. If we are unable to reliably estimate the performance and any related penalties, we defer the recognition of revenues until the fee is fixed or determinable. Any changes to our original estimates of net revenues are recognized as a change in accounting estimate in the earliest reporting period that such a change is determined.

In the PJM Interconnection, or PJM, open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on changes to certain PJM program rules during the year ended December 31, 2012, or fiscal 2012, we concluded that we no longer had the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are recognized at the end of the performance period, or during the three months ended September 30th of each year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue. Revenues related to the current PJM open market program year were recognized during the three months ended September 30, 2013, and therefore we had $118.0 million in unbilled revenues from PJM at September 30, 2013.

Our revenues have historically been higher in the second and third quarters of our fiscal year due to seasonality related to the demand response market. We expect, based on the fact that we recognize demand response capacity revenue related to our participation in the PJM open market program and the Western Australia, or WA, demand response program governed by the Independent Market Organization (IMO), which we refer to as the WA demand response program, during the three months ended September 30th of each year, that our revenues will typically be higher in the third quarter as compared to any other quarter in our fiscal year. However, the introduction in the PJM market of the summer-only, extended-summer and annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and could negatively impact our results of operations and financial condition.

Fees received from the reallocation or realignment of our capacity supply and obligation through auctions or other similar capacity arrangements and bilateral contracts are recognized as revenues as they become due and payable and are recorded as a component of DemandSMART revenues.

PJM revenues accounted for approximately 62% and 61% of our total revenues for the three month periods ended September 30, 2013 and 2012, respectively, and approximately 50% and 47% of our total revenues for the nine month periods ended September 30, 2013 and 2012, respectively. In addition, PJM revenues accounted for only 40% of our total revenues for fiscal 2012 as compared to 60% of our total revenues for fiscal 2010. We intend to continue to diversify our domestic demand response offerings outside of the PJM market, as well as expand our addressable market by pursuing additional demand response and energy management opportunities in both the United States and international markets. We anticipate the percentage of our total revenues derived from PJM for fiscal 2013 to be relatively consistent with fiscal 2012. WA revenues accounted for approximately 16% and 10% of our total revenues for the three month periods ended September 30, 2013 and 2012, respectively, and approximately 13% and 7% of our total revenues for the nine month periods ended September 30, 2013 and 2012, respectively. Other than PJM and WA, no individual electric power grid operator or utility customer accounted for more than 10% of our total revenues for the three and nine month periods ended September 30, 2013 and 2012. If we choose to participate in additional or different markets in the future, or we increase or decrease our participation in the markets in which we currently participate, the contribution of our current electric power grid operator and utility customers to total revenues may change.

Our EfficiencySMART and SupplySMART applications and solutions generally represent ongoing service arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted service to the customer. Under certain of our arrangements, in particular certain EfficiencySMART arrangements with our utility customers, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain of our other arrangements, in particular those arrangements entered into by our wholly-owned subsidiary M2M Communications Corporation, or M2M, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and begin recognizing those fees ratably over the expected C&I customer relationship period, which is generally three years, once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

Cost of Revenues

Cost of revenues for our demand response services primarily consist of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity, are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends during interim periods as described elsewhere in this Quarterly Report on Form 10-Q. Cost of revenues for our EfficiencySMART and SupplySMART applications and solutions, and certain other wireless energy management products include our amortization of capitalized internal-use software costs related to those applications, solutions and products, third-party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.

We defer incremental direct costs related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of September 30, 2013 and December 31, 2012, we had no deferred incremental direct costs related to the acquisition or origination of a utility contract or open market program and during the three and nine month periods ended September 30, 2013 and 2012, no contract origination costs were deferred. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the three month periods ended September 30, 2013 and 2012, we deferred $1.2 million and $0.7 million, respectively, of incremental direct costs associated with customer contracts. During the nine month periods ended September 30, 2013 and 2012, we deferred $18.4 million and $11.5 million, respectively, of incremental direct costs associated with customer contracts. These deferred expenses will be expensed in proportion to the related revenue being recognized. The increase in the deferral of incremental costs during the nine month period ended September 30, 2013 compared to the same period in 2012 was primarily related to the increase in deferred costs associated with our Western Australia and our PJM demand response programs, where the deferred costs were expensed when the associated revenues were recognized during the three month period ending September 30, 2013. During the three month periods ended September 30, 2013 and 2012, we expensed $23.1 million and $10.5 million, respectively, of deferred incremental direct costs to cost of revenues. During the nine month periods ended September 30, 2013 and 2012, we expensed $25.6 million and $11.8 million, respectively, of deferred incremental direct costs to cost of revenues. As of September 30, 2013, there were no material realizability issues related to deferred incremental direct costs. We also capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense these costs over the lesser of the estimated useful life of the equipment or the term of the contractual arrangement. During the three month periods ended September 30, 2013 and 2012, we capitalized $1.3 million and $0.9 million, respectively, of production and generation equipment costs. During the nine month periods ended September 30, 2013 and 2012, we capitalized $8.9 million and $6.1 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenues.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our energy management applications, services and products, (b) the selling price of our energy management applications, solutions and products, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operators or utilities, our portfolio of demand response capacity, (e) the introduction of new energy management applications, solutions and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. The effective management of our portfolio of demand response capacity, including the outcomes in negotiating favorable contracts with our customers and our participation in capacity auctions and bilateral contracts, and our demand response event performance, are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 660 full-time employees at September 30, 2012 to 738 full-time employees at September 30, 2013 primarily as a result of our overall growth and expansion into new markets over the past year. In addition, we incur significant up-front costs associated with the increase in the number of MW under contract, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase marginally in absolute dollar terms for the foreseeable future as we continue to enable new C&I customer sites and expand the development of our energy management applications, services and products. In addition, amortization expense from intangible assets acquired in possible future acquisitions could potentially increase our operating expenses in future periods. Although we expect an increase in operating expenses in absolute dollar terms through at least the end of fiscal 2015, we expect that operating expenses as a percentage of revenues will decrease as we continue to realize improvements in our operating leverage and overall cost management.

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

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards and bonuses, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect an increase in general and administrative expenses in absolute dollar terms through at least the end of fiscal 2015 as we invest in infrastructure to support our continued growth; however, we expect that general and administrative expenses as a percentage of revenues will decrease for the foreseeable future.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, solutions and products and enhancement of existing energy management applications, solutions and products, (d) quality assurance and testing and (e) other related overhead. During the three and nine month periods ended September 30, 2013, we capitalized software development costs, including software license fees and external consulting costs, of $1.5 million and $5.8 million, respectively, which are included as software in property and equipment at September 30, 2013. During the three and nine month periods ended September 30, 2012, we capitalized software development costs of $1.2 million and $3.5 million, respectively, and the amount is included as software in property and equipment at September 30, 2012. We expect an increase in research and development expenses in absolute dollar terms through at least the end of fiscal 2015 as we develop new technologies and enhance our existing technologies; however, we expect that research and development expenses as a percentage of revenues will decrease for the foreseeable future.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification 718, Stock Compensation. We recognize all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, in the statement of income based on their fair values as of the date of grant. During the three month period ended September 30, 2013, we did not grant any shares of non-vested restricted stock that contained performance-based vesting conditions. During the nine month period ended September 30, 2013, we granted 480,000 shares of non-vested restricted stock to certain executive employees. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited. During the nine month period ended September 30, 2013, we granted 1,491,269 shares of non-vested restricted stock at a weighted-average grant date fair value of $16.47 per share as compared to grants of 1,513,828 shares of non-vested restricted stock at a weighted average grant date fair value of $7.85 per share during the nine month period ended September 30, 2012. As a result of the increase in the grants of shares of non-vested restricted stock and the overall increase in our stock price, we anticipate that stock-based compensation expense on a per employee basis will increase for the foreseeable future.

For the three month periods ended September 30, 2013 and 2012, we recorded expenses of approximately $3.8 million and $3.3 million, respectively, in connection with share-based payment awards made to employees and non-employees. For the nine month periods ended September 30, 2013 and 2012, we recorded expenses of approximately $11.8 million and $10.0 million, respectively, in connection with share-based payment awards made to employees and non-employees. With respect to stock option grants through September 30, 2013, a future expense of non-vested stock options of approximately $0.6 million is expected to be recognized over a weighted average period of 0.9 years. For outstanding non-vested restricted stock awards and restricted stock units subject to service-based vesting conditions as of September 30, 2013, we had $15.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.0 years. For outstanding non-vested restricted stock awards subject to performance-based vesting conditions that were probable of vesting as of September 30, 2013, we had $5.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock awards subject to outstanding performance-based vesting conditions that were not probable of vesting as of September 30, 2013, we had $0.1 million of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest or awards that are deemed probable to vest become not probable, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. In June 2013, in connection with the departure of our former Executive Vice President, certain unvested share-based payments were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the nine month period ended September 30, 2013, we reversed approximately $0.5 million of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest. In August 2013, in connection with our Chief Accounting Officer providing notice of his resignation, certain unvested share-based payments that were previously deemed probable of vesting became improbable of vesting. As a result, during the three and nine month periods ended September 30, 2013, we reversed approximately $0.1 million of stock-based compensation expense that had been recognized in prior periods related to the portion of these unvested share-based payments that had been previously expected to vest.

Interest Expense and Other Income (Expense), Net

In March 2012, we entered into a $50.0 million credit facility with Silicon Valley Bank, or SVB, which was subsequently amended in June 2012 and April 2013, which we refer to as the 2012 credit facility. In April 2013, we entered into a $70.0 million senior secured revolving credit facility with the several lenders from time to time party thereto and SVB, as administrative agent, swingline lender, issuing lender, lead arranger and book manager, was subsequently amended in August 2013, which we refer to as the 2013 credit facility. The 2013 credit facility replaced the 2012 credit facility. Interest expense primarily consists of fees associated with the 2012 credit facility and the 2013 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances. Other income and expense consist primarily of gains or losses on transactions denominated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense.

Consolidated Results of Operations

Three and Nine Month Periods Ended September 30, 2013 Compared to the Three and Nine Month Periods Ended September 30, 2012

Revenues

The following table summarizes our revenues for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2013	2012
Revenues:
DemandSMART	$267,479	$169,658	$97,821	57.7%
EfficiencySMART, SupplySMART, and Other	10,994	8,289	2,705	32.6%

Total	$278,473	$177,947	$100,526	56.5%

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2013	2012
Revenues:
DemandSMART	$318,553	$213,586	$104,967	49.1%
EfficiencySMART, SupplySMART, and Other	28,923	22,084	6,839	31.0%

Total	$347,476	$235,670	$111,806	47.4%

For the three month period ended September 30, 2013, our DemandSMART revenues increased by $97.8 million, or 57.7%, as compared to the three month period ended September 30, 2012. For the nine month period ended September 30, 2013, our DemandSMART revenues increased by $105.0 million, or 49.1%, as compared to the nine month period ended September 30, 2012. The increase in our DemandSMART revenues was primarily attributable to changes in the following operating areas (dollars in thousands):

	Increase (Decrease)	Increase (Decrease)
	Three Months Ended September 30, 2012 to September 30, 2013	Nine Months Ended September 30, 2012 to September 30, 2013
PJM	$63,083	63,595
Australia	27,723	28,131
PacifiCorp	4,987	4,987
Alberta, Canada	1,099	4,633
New Zealand	1,750	4,223
Pennsylvania Act 129 (Act 129)	(3,365)	(4,486)
ISO-NE	(382)	(3,829)
Other (1)	2,927	7,713

Total increased DemandSMART revenues	$97,821	104,967

(1)	The amounts included in this category relate to various demand response programs, none of which are individually material.

The increase in DemandSMART revenues during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was primarily due to an increase in pricing and enrolled MW in our PJM and WA demand response programs. In addition, the increase in revenues from the PJM demand response program was also due to the increase in energy revenues resulting from a significant increase in both the number of dispatches and number of MW dispatched as compared to 2012. The increase was also due to revenues recognized from our participation in other international demand response programs, including Alberta, Canada and New Zealand. We recognized no material revenues from our participation in either the Alberta, Canada or the New Zealand demand response programs during the three and nine months ended September 30, 2012. Additionally, this increase was also due to revenues recognized from our new demand response program with PacifiCorp in the northwestern region of the United States, for which revenues were recognized for the first time during the three month period ended September 30, 2013. The increase in DemandSMART revenues was partially offset by a decrease in revenues from the Act 129 programs, as these programs ended in the third quarter of 2012 and were not renewed for 2013. The increase in DemandSMART revenues was also partially offset by a decrease in our MW delivery obligation and less favorable pricing in the ISO-New England, Inc. (ISO-NE) market, and the termination of an ISO-NE program during the second quarter of 2012 from which we derived revenues for the three and nine month period ended September 30, 2012. As a result of the reduction in our MW delivery obligation in the ISO-NE market for the program year commencing June 1, 2013 through third party bilateral contracts and capacity auctions, we expect our ISO-NE revenues for the remainder of the year ending December 31, 2013, or fiscal 2013, to be lower than the comparative period in 2012.

For the three and nine month periods ended September 30, 2013, our EfficiencySMART, SupplySMART and other revenues increased by $2.7 million and $6.8 million, respectively, or 32.6% and 31.0%, as compared to the same periods in 2012 due to the recognition of revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources, under which all revenues were deferred as of September 30, 2012, an increase in our EfficiencySMART customers and an increase in EfficiencySMART and related consulting arrangements with utilities.

We currently expect our total DemandSMART revenues to increase during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in pricing and enrolled MW in our PJM and WA demand response programs. We also currently expect our total EfficiencySMART, SupplySMART and other revenues to increase during fiscal 2013 as compared to fiscal 2012 primarily due to the expected, continued growth in customers and contracts, as well as the recognition of previously deferred revenues principally related to Massachusetts Department of Energy Resources EfficiencySMART arrangement.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

Three Months Ended September 30,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$152,401	54.7%	$95,000	53.4%

Nine Months Ended September 30,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$175,334	50.5%	$109,233	46.3%

The increase in gross profit during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was primarily due to an increase in revenues related to an increase in pricing and enrolled MW in our PJM and WA demand response programs, as well as the increase in PJM demand response energy revenues resulting from an increase in both the number of dispatches and number of MW dispatched. The increase in gross profit during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was also due to increase in revenues resulting from increased participation in our international demand response programs in Alberta, Canada and New Zealand. We had no material revenues in either Alberta, Canada or New Zealand, and therefore no significant gross profits were recognized during the three and nine month periods ended September 30, 2012 related to these programs. In addition, the increase in gross profit was due to the revenues and associated gross profits recognized from our new demand response program with PacifiCorp, for which revenues and gross profits were recognized for the first time during the three month period ended September 30, 2013. In addition, although revenues related to ISO-NE decreased for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012, our gross profits related to ISO-NE increased for the three and nine months ended September 30, 2013 due to a reduction of our MW delivery obligations in the ISO-NE market commencing on June 1, 2013, which resulted in a significant reduction of cost of revenues and favorable pricing arrangements under the third-party bilateral contracts and capacity auctions in which we participated. The increase in gross profit during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was also due to increased gross profits from EfficiencySMART, SupplySMART and other products and solutions that resulted from the increase in revenues, as well as a decrease in delivery costs. The increase in gross profit during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was partially offset by a decrease in revenues from the Act 129 programs, as these programs ended in the third quarter of 2012 and were not renewed for 2013. The increase in gross profit for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was also partially offset by the recognition of cost of revenues due to the uncertainty of future realizability of these costs, in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable.

Our gross margin increased during the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012, due to the increase in revenues related to our participation in international demand response programs, which are higher margin demand response programs, improved management of our portfolio of demand response capacity in certain programs, primarily due to the reduction in our MW delivery obligation in the ISO-NE market for the program year commencing June 1, 2013 through third party bilateral contracts and capacity auctions, and lower installed costs associated with our C&I contracts. The increase in our gross margin during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was also attributable to higher gross margins from our EfficiencySMART, SupplySMART and other revenues, including the recognition of previously deferred revenues related to a $10 million EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources for which a portion of the costs had been expensed in prior periods. The increase in our gross margin for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was partially offset by a decrease in gross margin primarily related to changes in the management of our portfolio of demand response capacity in the PJM demand response program, including a decrease in the percentage of revenues recognized as a result of the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions and an increase in the overall percentage of revenues paid to our C&I customers. For the three and nine month periods ended September 30, 2013, as compared to the same period in 2012, our increase in gross margin was also partially offset by the recognition of cost of revenues due to the uncertainty of future realizability of these costs, in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable.

We currently expect that our gross margin for the year ending December 31, 2013 will be slightly higher than our gross margin for the year ended December 31, 2012 due to the continuing improvement in the management of our portfolio of demand response capacity, as well as lower installed costs associated with our C&I contracts. We also expect that our gross margin for the three month period ended September 30, 2013 will be the highest gross margin among our four quarterly reporting periods in fiscal 2013 due to the seasonality of the demand response industry, which is consistent with our gross margin pattern in fiscal 2012 and prior years.

We currently expect our gross margins for the year ending December 31, 2014, or fiscal 2014, to return to more historic levels in the mid 40% range. This expected decrease in gross margin compared to fiscal 2013 is expected to result primarily from continued changes in fiscal 2014 in the management of our portfolio of demand response capacity in the PJM demand response program, including an expected decrease in the percentage of higher margin revenues recognized as a result of the adjustment of our zonal capacity obligations through our participation in the PJM incremental auctions and bilateral contracts. In addition, this expected decrease in gross margin in fiscal 2014 as compared to fiscal 2013 is expected to be due to an expected increase in lower margin energy revenues resulting from a potential increase in both the number of demand response event dispatches and number of MW expected to be dispatched in fiscal 2014 as compared to fiscal 2013 based on current trends.

Operating Expenses

The following table summarizes our operating expenses for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$15,761	$13,424	17.4%
General and administrative	19,746	18,351	7.6%
Research and development	4,535	3,914	15.9%

Total	$40,042	$35,689	12.2%

	Nine Months Ended September 30,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$50,444	$41,342	22.0%
General and administrative	60,872	52,880	15.1%
Research and development	14,125	11,536	22.4%

Total	$125,441	$105,758	18.6%

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

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$9,348	$8,513	9.8%
Stock-based compensation	1,426	1,182	20.6%
Other	4,987	3,729	33.7%

Total	$15,761	$13,424	17.4%

	Nine Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$30,947	$26,639	16.2%
Stock-based compensation	4,272	3,428	24.6%
Other	15,225	11,275	35.0%

Total	$50,444	$41,342	22.0%

The increase in payroll and other employee related costs for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was primarily due to the increase in the number of selling and marketing full-time employees from 207 at September 30, 2012 to 240 at September 30, 2013, as well as higher average expected bonuses on a per employee basis. The increase in payroll and other employee related costs for the three month period ended September 30, 2013 was substantially offset by a decrease in commissions primarily driven by lower commission rates.

The increase in stock-based compensation for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was primarily due to the grant of additional stock-based awards, as well as an increase in the grant date fair value of stock-based awards granted during the nine month period ended September 30, 2013 as a result of the increase in our stock price as compared to the same period in 2012.

The increase in other selling and marketing expenses for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was attributable to an increase of $0.5 million and $2.0 million, respectively, in the allocation of company-wide overhead costs, based on headcount, that resulted from the increase in the number of full-time selling and marketing employees. This increase for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was also due to higher costs associated with various marketing initiatives of $0.6 million and $1.2 million, respectively, and higher professional fees and related costs of $0.1 million and $0.3 million, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$11,525	$9,622	19.8%
Stock-based compensation	2,049	1,908	7.4%
Other	6,172	6,821	–9.5%

Total	$19,746	$18,351	7.6%

	Nine Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$34,513	$27,640	24.9%
Stock-based compensation	6,521	5,712	14.2%
Other	19,838	19,528	1.6%

Total	$60,872	$52,880	15.1%

The increase in payroll and related costs for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was primarily attributable to an increase in the number of general and administrative full-time employees from 367 at September 30, 2012 to 397 at September 30, 2013, as well as an increase in overall salary rates and expected bonuses on a per employee basis.

The increase in stock-based compensation expense for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was primarily due to an increase in the number of stock-based awards granted during the period and an increase in the overall grant-date fair value of stock-based awards granted as a result of the increase in our stock price. The increase in stock-based compensation for the nine month period ended September 30, 2013 compared to the same period in 2012 was also due to an increase in the number of stock-based awards granted to new executive officers and new members of our board of directors during the period, as well as fully-vested awards that were granted to existing members of our board of directors during the first quarter of 2013. These increases for both the three and nine month periods ended September 30, 2013 were partially offset by the reversal of stock-based compensation expense associated with the resignations of certain executive officers.

The decrease in other general and administrative expenses for the three month period ended September 30, 2013 compared to the same period in 2012 was attributable to the termination of the lease for our former principal executive offices in June 2013 and the corresponding decrease in rent expense of $0.5 million. For the three month period ended September 30, 2013 we only recognized rent expense related to our new principal executive offices. The decrease was also due to $0.8 million of a decrease in the allocation of company-wide overhead costs due to a decline in the percentage of general and administrative employees relative to total employees during the three month period ended September 30, 2013 as compared to the same period in 2012, and lower professional fees of $0.5 million. These decreases were partially offset by an increase in software license fees and insurance of $1.0 million and higher depreciation of $0.5 million.

The increase in other general and administrative expenses for the nine month period ended September 30, 2013 compared to the same period in 2012 was attributable to higher rent and depreciation expenses of approximately $2.7 million related to our new principal executive offices. The increase was also due to higher software license fees and insurance and higher information technology costs of $1.7 million and $0.5 million, respectively. These increases were offset by a $3.0 million decrease in the allocation of company-wide overhead costs due to a decline in the percentage of general and administrative employees relative to total employees during the nine month period ended September 30, 2013 as compared to the same period in 2012, a $0.1 million decrease in professional fees, as well as a $1.1 million early lease termination charge recorded during the nine month period ended September 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$2,590	$2,077	24.7%
Stock-based compensation	346	251	37.8%
Other	1,599	1,586	0.8%

Total	$4,535	$3,914	15.9%

	Nine Months Ended September 30,		Percentage Change
	2013	2012

Payroll and related costs	$7,664	$6,490	18.1%
Stock-based compensation	1,039	878	18.3%
Other	5,422	4,168	30.1%

Total	$14,125	$11,536	22.4%

The increase in payroll and other employee related costs for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was primarily driven by an increase in the number of research and development full-time employees from 86 at September 30, 2012 to 101 at September 30, 2013, as well as an increase in salary rates per full-time employee. This increase for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 was partially offset by an increase in capitalized application development costs primarily related to our continued investment in our energy management applications.

The increase in stock-based compensation expense for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 was primarily attributable to an increase in the number of stock-based awards granted and an increase in the overall grant-date fair value of the stock-based awards granted as a result of the increase in our stock price. This increase was partially offset by a decrease in the percentage of stock-based compensation expense related to our stock-based awards granted during fiscal 2011 and fiscal 2012 with performance-based vesting conditions that are recognized under the accelerated attribution method and which results in a greater percentage of stock-based compensation expense being recognized in fiscal 2011 and fiscal 2012 as compared to fiscal 2013.

The increase in other research and development expenses for the three month period ended September 30, 2013 compared to the same period in 2012 was primarily due to an increase of $0.2 million in the allocation of company-wide overhead costs which were primarily offset by lower technology and communication costs.

The increase in other research and development expenses for the nine month period ended September 30, 2013 compared to the same period in 2012 was primarily due to an increase of $0.8 million in the allocation of company-wide overhead costs based on headcount, higher consulting and professional fees of $0.4 million, and an increase of $0.2 million in data storage and software licenses and fees used in the development of our energy management applications, solutions and products.

Interest Expense and Other Income (Expense), Net

The increase in interest expense of approximately $0.2 million for the three month period ended September 30, 2013 compared to the same period in 2012 was primarily attributable to higher amortization expense of our deferred financing costs and higher average outstanding letter of credit balances during the three month period ended September 30, 2013 as compared to the same period in 2012. Interest expense for the nine month period ended September 30, 2013 was relatively unchanged from the nine month period ended September 30, 2012.

Other income, net for the three month period ended September 30, 2013 was $0.2 million compared to $0.6 million for the three month period ended September 30, 2012. Other income (expense), net for the nine month period ended September 30, 2013 was ($0.9) million compared to $1.3 million for the nine month period ended September 30, 2012. Other income (expense), net was comprised primarily of net foreign currency gains (losses) due to fluctuations in the Australian dollar and a nominal amount of other income. We had approximately $16.6 million at September 30, 2013 exchange rates ($17.8 million Australian) in intercompany receivables denominated in Australian dollars related to the acquisition of Energy Response Holdings Pty Ltd., or Energy Response, in July 2011 and royalties due to the U.S. parent for services and technology provided by the U.S. parent. During the three month period ended September 30, 2013, we incurred no material realized foreign currency gains (losses). We currently do not hedge any of our foreign currency transactions.

Income Taxes

The tax provision recorded for the three and nine month periods ended September 30, 2013 was $5.3 million and $5.8 million, respectively, and was comprised of a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized, certain state income taxes and foreign taxes resulting from guaranteed profits.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. During the three month period ended September 30, 2013, the Company determined that it was able to reliably estimate its worldwide annual effective tax rate due to the resolution of certain matters that previously resulted in significant volatility in both the Company’s forecasted fiscal 2013 U.S. ordinary income and its U.S. effective tax rate, and applied this estimated worldwide annual effective tax rate to its consolidated pre-tax income for the nine month period ended September 30, 2013.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of September 30, 2013, due to the uncertainty related to the ultimate use of our deferred income tax assets, we have provided a valuation allowance on all of our U.S., Australian, and New Zealand deferred tax assets.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of September 30, 2013, we had an accumulated deficit of $61.5 million. As of September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $111.2 million, a decrease of $3.8 million from our December 31, 2012 balance of $115.0 million, and amounts available under the 2013 credit facility.

We believe our existing cash and cash equivalents at September 30, 2013, amounts available under the 2013 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our energy management applications, solutions and products to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new energy management applications, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2013 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities	$33,459	$12,866
Cash flows used in investing activities	(33,803)	(7,147)
Cash flows (used in) provided by financing activities	(2,632)	141
Effects of exchange rate changes on cash	(835)	11

Net change in cash and cash equivalents	$(3,811)	$5,871

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2013 was $33.5 million and consisted of net income of $42.0 million and $36.6 million of non-cash items, offset by $45.1 million of net cash used in working capital and other activities. The noncash items consisted primarily of depreciation and amortization, stock-based compensation charges, impairment charges of property and equipment, unrealized foreign exchange transaction losses due to the strengthening of the U.S. dollar and deferred taxes. Cash used in working capital and other activities consisted of an increase of $26.6 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, an increase of $73.3 million in unbilled revenues, most of which related to the PJM demand response market, an increase of $2.9 million in prepaid expenses and other assets, a decrease of $6.7 million in deferred revenue and a decrease in accrued payroll and related expenses of $1.1 million. These amounts were offset by cash provided by working capital and other activities consisting of a decrease in capitalized incremental direct customer contract costs of $8.4 million, an increase of $6.9 million in other noncurrent liabilities primarily due to deferred rent associated with our new corporate headquarters, an increase in accrued capacity payments of $47.9 million and an increase in accounts payable, accrued performance adjustments and accrued expenses of $2.3 million.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $33.8 million for the nine month period ended September 30, 2013 and consisted of $32.9 million in capital expenditures primarily related to our new corporate headquarters, purchases of demand response equipment, as well as capitalized internal use software costs as we continue our investment to further develop and enhance our applications. We also made a payment of $0.7 million to acquire a customer contract. In addition, during the nine month period ended September 30, 2013, our restricted cash and deposits increased by $0.2 million primarily due to an increase in restricted cash utilized to collateralize performance obligations under certain demand response arrangements.

Cash used in investing activities was $7.1 million for the nine month period ended September 30, 2012. During the nine month period ended September 30, 2012, we incurred $11.8 million in capital expenditures primarily related to the purchase of office equipment, capitalized internal use software costs and demand response equipment and other miscellaneous capital expenditures. In addition, during the nine month period ended September 30, 2012, our restricted cash and deposits decreased by $4.7 million due to a decrease in deposits principally related to the financial assurance requirements for demand response programs in which we participate, as these deposits were replaced with letters of credit.

Cash Flows (Used in) Provided by Financing Activities

Cash used in financing activities was $2.6 million for the nine month period ended September 30, 2013 and consisted primarily of payments made totaling $5.0 million to repurchase shares of our common stock on the open market, partially offset by proceeds of $1.4 million that we received from exercises of options to purchase shares of our common stock. For the nine month period ended September 30, 2012, cash provided by financing activities consisted of proceeds that we received from exercises of options to purchase shares of our common stock.

Credit Facility Borrowings

In March 2012, we and one of our subsidiaries entered into the 2012 credit facility. On April 18, 2013, we and one of our subsidiaries and SVB terminated the 2012 credit facility, and we entered into the 2013 credit facility, which replaced the 2012 credit facility. The 2013 credit facility provides for a two year revolving line of credit in the aggregate amount of $70.0 million, subject to increase from time to time up to an aggregate amount of $100.0 million with an additional commitment from the lenders or new commitments from new financial institutions. The material changes in the 2013 credit facility’s monthly and quarterly financial covenants as compared to the financial covenants contained in the 2012 credit facility include:

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

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5.0 million may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% per annum or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00% per annum. The letter of credit fee charged under the 2013 credit facility is consistent with the 2012 credit facility letter of credit fee of 2.00%. We expense the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all of our domestic assets and several of our domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and we would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. We incurred financing costs of $0.1 million in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, we incurred financing costs of approximately $0.5 million which have been deferred and are being amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

The 2013 credit facility contains customary terms and conditions for credit facilities of this type, including, among other things, restrictions on our and our subsidiaries’ ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, make certain acquisitions, pay dividends or make distributions on, or repurchase, our common stock, consolidate or merge with other entities, or undergo a change in control. In addition and as described above, we are required to meet certain monthly and quarterly financial covenants customary for this type of credit facility, including maintaining minimum specified level of free cash flow, a minimum specified unrestricted cash balance and a minimum specified ratio of current assets to current liabilities.

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

In May 2013, we were required to provide financial assurance in connection with our capacity bid in a certain open market bidding program. We provided this financial assurance utilizing a $22.7 million letter of credit issued under the 2013 credit facility and a portion of its available unrestricted cash on hand. During the three month period ended June 30, 2013, based on the capacity that we cleared in the above open market bidding program and the required post-auction financial assurance requirements, we recovered all of our available cash that we had provided as financial assurance prior to the auction and $6.2 million of the letter of credit was cancelled. In July 2013, $10.0 million of outstanding letters of credit were cancelled as a result of the reduction of post-auction financial assurance requirements related to capacity that we cleared in an open market bidding program.

On August 2, 2013, we entered into an amendment to the 2013 credit facility. This amendment provided for an increase to the maximum dollar amount of shares of common stock that we may repurchase or redeem from our public stockholders without the consent of SVB and the other lenders party to the 2013 credit facility.

As of September 30, 2013, we were in compliance with all of our covenants under the 2013 credit facility. We believe that it is reasonably assured that we will comply with the covenants of the 2013 credit facility for the foreseeable future.

As of September 30, 2013, we had no borrowings, but had outstanding letters of credit totaling $49.9 million, under the 2013 credit facility. The increase in the amount of outstanding letters of credit from December 31, 2012 to September 30, 2013 is primarily as a result of additional letters of credit issued as collateral for new demand response arrangements and obligations. As of September 30, 2013, we had $20.1 million available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

Share Repurchase Program

On August 6, 2013, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock during the period from August 6, 2013 through August 6, 2014, unless earlier terminated by the Board of Directors. During the three month period ended September 30, 2013, we repurchased 330,843 shares of our common stock with a weighted-average purchase price of $15.11 per share for a total cost of approximately $5.0 million. All shares were retired upon repurchase.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth, for equipment installations related to our business and for the build out of the lease for our new principal executive offices, which we occupied during the second quarter of fiscal 2013. Our capital expenditures totaled $32.9 million and $11.8 million during the nine month periods ended September 30, 2013 and 2012, respectively. Even after the exclusion of capital expenditures related to our new principal executive offices, we expect our capital expenditures for fiscal 2013 to increase slightly as compared to fiscal 2012 due to our continued growth.

Contractual Obligations

As of September 30, 2013, the contractual obligations disclosure contained in our 2012 Form 10-K has not materially changed.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2013, we had outstanding letters of credit totaling $49.9 million under the 2013 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources – Credit Facility Borrowings” above and Note 7 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2012 Form 10-K. There have been no material changes to our critical accounting policies or estimates during the three and nine month periods ended September 30, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward except when: (1) An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this ASU to have any impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC815. The amendment is effective immediately. This amendment did not have any impact on our consolidated financial statements.

In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The guidance did not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.

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

Use and Economic Substance of Non-GAAP Financial Measures

We use these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. We believe that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, we consider non-GAAP net income (loss) to be an important indicator of the overall performance because it eliminates the effects of events that are either not part of our core operations or are non-cash compensation expenses. In addition, we consider adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Moreover, we consider free cash flow to be an indicator of our operating trend and performance of our business.

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that we excluded as part of the non-GAAP measures for the three and nine month periods ended September 30, 2013 and 2012, respectively, as well as reasons for excluding these individual items:

•	We define non-GAAP net income as net income before expenses related to stock-based compensation and amortization expenses related to acquisition-related intangible assets, net of related tax effects.

•

We define adjusted EBITDA as net income, excluding depreciation, amortization, stock-based compensation, interest, income taxes and other income (expense). Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical cost incurred to build out our deployed network and may not be indicative of current or future capital expenditures.

•	We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Management defines capital expenditures as purchases of property and equipment, which includes capitalization of internal-use software development costs.

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

Non-GAAP Net Income and Non-GAAP Net Income per Share

Net income for the three month period ended September 30, 2013 was $106.9 million, or $3.83 per basic share and $3.70 per diluted share, compared to net income of $60.3 million, or $2.26 per basic share and $2.21 per diluted share, for the three month period ended September 30, 2012. Net income for the nine month period ended September 30, 2013 was $42.0 million, or $1.52 per basic share and $1.47 per diluted share, compared to a net income of $3.5 million, or $0.13 per basic and diluted share, for the nine month period ended September 30, 2012. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net income for the three month period ended September 30, 2013 was $112.4 million, or $4.03 per basic share and $3.90 per diluted share, compared to a non-GAAP net income of $65.5 million, or $2.46 per basic share and $2.40 per diluted share, for the three month period ended September 30, 2012. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net income for the nine month period ended September 30, 2013 was $59.1 million, or $2.14 per basic share and $2.06 per diluted share, compared to a non-GAAP net income of $19.0 million, or $0.72 per basic and $0.70 per diluted share, for the nine month period ended September 30, 2012. The reconciliation of GAAP net income to non-GAAP net income is set forth below:

	Three Months Ended September 30,
	2013	2012
	(In thousands, except share and per share data)

GAAP net income	$106,857	$60,348
ADD: Stock-based compensation (1)	3,821	3,341
ADD: Amortization expense of acquired intangible assets (1)	1,703	1,808

Non-GAAP net income	$112,381	$65,497

GAAP net income per basic share	$3.83	$2.26
ADD: Stock-based compensation (1)	0.14	0.13
ADD: Amortization expense of acquired intangible assets (1)	0.06	0.07

Non-GAAP net income per basic share	$4.03	$2.46

GAAP net income per diluted share	$3.70	$2.21
ADD: Stock-based compensation (1)	0.14	0.12
ADD: Amortization expense of acquired intangible assets (1)	0.06	0.07

Non-GAAP net income per diluted share	$3.90	$2.40

Weighted average number of common shares outstanding
Basic	27,920,409	26,653,252
Diluted	28,843,010	27,325,949

	Nine Months Ended September 30,
	2013	2012
	(In thousands, except share and per share data)

GAAP net income	$41,969	$3,499
ADD: Stock-based compensation (1)	11,832	10,018
ADD: Amortization expense of acquired intangible assets (1)	5,260	5,438

Non-GAAP net income	$59,061	$18,955

GAAP net income per basic share	$1.52	$0.13
ADD: Stock-based compensation (1)	0.42	0.38
ADD: Amortization expense of acquired intangible assets (1)	0.19	0.21

Non-GAAP net income per basic share	$2.13	$0.72

GAAP net income per diluted share	$1.47	$0.13
ADD: Stock-based compensation (1)	0.41	0.37
ADD: Amortization expense of acquired intangible assets (1)	0.18	0.20

Non-GAAP net income per diluted share	$2.06	$0.70

Weighted average number of common shares outstanding
Basic	27,693,054	26,470,634
Diluted	28,616,552	27,069,569

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three or nine month periods ended September 30, 2013 or 2012, respectively.

Adjusted EBITDA

Adjusted EBITDA was $123.2 million and $69.1 million for the three month periods ended September 30, 2013 and 2012, respectively. Adjusted EBITDA was $82.3 million and $32.3 million for the nine month periods ended September 30, 2013 and 2012, respectively.

The reconciliation of net income to adjusted EBITDA is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$106,857	$60,348	$41,969	$3,499
Add back:
Depreciation and amortization	7,055	6,428	20,616	18,852
Stock-based compensation expense	3,821	3,341	11,832	10,018
Other (income) expense	(233)	(619)	884	(1,316)
Interest expense	451	300	1,212	1,197
(Benefit from) provision for income tax	5,284	(718)	5,828	95

Adjusted EBITDA	$123,235	$69,080	$82,341	$32,345

Free Cash Flow

Cash flows provided by operating activities were $21.3 million and $33.5 million for the three and nine month periods ended September 30, 2013, respectively. Cash flows provided by operating activities were $8.6 million and $12.9 million for the three and nine month periods ended September 30, 2012, respectively. We had positive free cash flow of $15.6 million and $6.0 million for the three month periods ended September 30, 2013 and 2012, respectively. We had positive free cash flow of $0.5 million and $1.1 million for the nine month periods ended September 30, 2013 and 2012, respectively. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$21,295	$8,625	$33,459	$12,866
Subtract:
Purchases of property and equipment	(5,739)	(2,618)	(32,925)	(11,752)

Free cash flow	$15,556	$6,007	$534	$1,114

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes during the three or nine month periods ended September 30, 2013 in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. In addition, our foreign revenues are denominated in local currencies. Fluctuations in the foreign currency rates could affect our revenues, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and nine month periods ended September 30, 2013, approximately 19% of our consolidated revenues in each period were generated outside the United States, and we anticipate that revenues generated outside the United States will continue to represent greater than 10% of our consolidated revenues for fiscal 2013 and will continue to grow in subsequent fiscal years.

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

During the three month periods ended September 30, 2013 and 2012, we incurred net foreign exchange gains totaling $0.2 million and $0.6 million, respectively. During the nine month periods ended September 30, 2013 and 2012, we incurred net foreign exchange gains (losses) totaling ($1.2) million and $1.2 million, respectively. During the three month period ended September 30, 2013, we realized a loss of ($0.1) million related to transactions denominated in foreign currencies. During the three month period ended September 30, 2012, there was no material realized gain or loss related to transactions denominated in foreign currencies. During the nine month periods ended September 30, 2013 and 2012, we realized (losses) gains of ($0.7) million and $0.5 million, respectively, related to transactions denominated in foreign currencies. As of September 30, 2013, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $16.6 million at September 30, 2013 exchange rates ($17.8 million Australian).

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, and for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $1.7 million gain or loss.

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

Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware, or the Court, against certain of our officers and directors, as well as the Company as a nominal defendant. The complaint asserts derivative claims, purportedly brought on our behalf, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in our 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of our shareholders, alleging that our recently-filed proxy statement is false and misleading because it fails to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper.

We believe that the Company and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and we are pursuing these defenses vigorously. There can be no assurance, however, that such efforts will be successful, and an adverse resolution of the lawsuit could have a material effect on our financial condition, results of operations and cash flows. In addition to negatively impacting our sales and prospects, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price, regardless of whether the allegations are valid or whether we are ultimately liable. Although we carry insurance for these types of claims and currently believe that this claim would be covered by our insurance, there is no guarantee that this claim will be covered. A denial of the claim by the insurance provider or a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We have determined that it is neither remote nor probable that we will incur a loss related to this matter. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our 2012 Form 10-K. During the nine months ended September 30, 2013, there were no material changes to the risk factors that were disclosed in our 2012 Form 10-K other than as set forth below.

The following risk factors replace and supersede the corresponding risk factors set forth in our 2012 Form 10-K and our 2013 First and Second Quarter Form 10-Q’s:

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

During the years ended December 31, 2012, 2011 and 2010, revenues generated from open market sales to PJM, an electric power grid operator customer, accounted for 40%, 53% and 60%, respectively, of our total revenues. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, including increases to the operational requirements related to the provision of demand response, modifications to the cost, quantity and clearing mechanics related to our participation in capacity auctions or other limitations on our ability to effectively manage our portfolio of demand response capacity, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, in June 2012, PJM discontinued its Interruptible Load for Reliability program, or ILR program, which is a program in which we had historically been an active participant. The discontinuance of the ILR program by PJM reduced the flexibility that we had to manage our portfolio of demand response capacity in the PJM market and impacted our revenues and profit margins. In addition, in February 2012, the Federal Energy Regulatory Commission, or FERC, issued an order substantially accepting a proposal by PJM regarding certain market rule changes with respect to capacity compliance measurement and verification of demand response resources in the PJM capacity market, which we refer to as the PJM proposal. The FERC order resulted in the immediate implementation of the PJM proposal. As a result, our revenues and profit margins and our results of operations and financial condition were negatively impacted, although these impacts have been offset due to improved management of our portfolio of demand response capacity, including the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions, and our future growth in MW in the PJM market. In addition, the introduction in the PJM market of the summer-only, extended-summer and annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and have a material adverse effect on our results of operations and financial condition.

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

We are currently subject to litigation, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware against certain of our officers and directors, as well as the Company as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in our 2007 Plan. While we believe we have substantial legal and factual defenses to each of the claims in this lawsuit and we are pursuing these defenses vigorously, the outcome of this litigation is difficult to predict and quantify, and the defense against such claims or actions may be costly. There can be no assurance that our efforts regarding this lawsuit will be successful, and an adverse resolution of the lawsuit could have a material effect on our financial condition, results of operations and cash flows. In addition to negatively impacting our sales and prospects, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price, regardless of whether the allegations are valid or whether we are ultimately liable. Further, in the event that the insurance that we carry for this type of claim does not provide coverage, or if there is a judgment that is significantly in excess of any such insurance coverage, our financial condition, results of operations and cash flows could be materially and adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2013 - July 31, 2013	—	$—	—	$—
August 1, 2013 - August 31, 2013	330,843	15.11	330,843	25,000,000
September 1, 2013 - September 30, 2013	—	—	—	25,000,000

Total for the third quarter of 2013	330,843	$15.11	330,843	$25,000,000

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.
(2)	On August 6, 2013, our board of directors authorized and we announced the repurchase of up to $30 million of our common stock during the twelve month period ending August 6, 2014, unless earlier terminated by the board of directors.

Item 6.	Exhibits.

10.1	First Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of August 2, 2013, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.2@*	EnerNOC, Inc. Third Amended and Restated Non-Employee Director Compensation Policy, as amended.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
@	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: November 7, 2013	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Neil Moses
Neil Moses
Chief Financial Officer