Form 10-K
period 2013-12-31
ENERNOC INC
filed 2014-03-07
CIK 1244937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0698303
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Marina Park Drive Suite 400 Boston, Massachusetts	02210 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 29, 2013, the last business day of the Registrant’s second quarter of the fiscal year ended December 31, 2013, was approximately $306.2 million based upon the last sale price reported for such date on The NASDAQ Global Market.

The number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of March 3, 2014 was 29,843,568.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013, relating to certain information required in Part III of this Annual Report on Form 10-K are incorporated by reference into this Annual Report on Form 10-K.

EnerNOC, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial condition, future revenues, profits and profit margins, projected costs, market position, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors, which may cause actual results, levels of activity, performance or the timing of events to be materially different than those exposed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include the factors set forth under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to March     , 2014.

Our trademarks include: EnerNOC, ENERBLOG, Get More from Energy, PowerTalk, DemandSMART, SupplySMART, One-Click Curtailment, Clean Green California and The Greenest Kilowatt-Hour is the One Never Used.

Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

PART I

Item 1.	Business

We use the terms “EnerNOC,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K to refer to the business of EnerNOC, Inc. and its subsidiaries.

Company Overview

We are a leading provider of energy intelligence software (EIS) and related solutions. We unlock the full value of energy management for commercial, institutional and industrial end-users of energy, which we refer to as our C&I or enterprise customers, and our electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management solutions that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions by providing a suite of software and related solutions that allows our customers to make better and more strategic decisions about how and when they use electricity.

We believe that we are the world’s leading provider of demand response applications and solutions. Demand response is an alternative to traditional electric power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high.

We provide our utility and grid operator customers with two demand response solutions: EnerNOC Demand Resource and EnerNOC Demand Manager, which we collectively refer to as EnerNOC DemandSMART. When we enter into an EnerNOC Demand Resource contract, we match obligation, in the form of megawatts, or MW, that we agree to deliver to our utility and electric power grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We deploy a sales team to contract with our C&I customers and by installing our advanced metering equipment at these customers’ sites to connect them to our network, resulting in an increase to our ability to curtail demand from the electric power grid. When we are called upon by our utility or electric power grid operator customers to deliver our contracted capacity, we use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. We receive recurring payments from electric power grid operators and utilities for providing our EnerNOC Demand Resource and we share these recurring payments with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon by us to do so. We occasionally reallocate and realign our capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. We refer to the above activities as managing our portfolio of demand response capacity. EnerNOC’s Demand Manager product consists of long-term contracts with a utility customer for a Software-as-a-Service solution that allows utilities to manage demand response capacity in utility-sponsored demand response programs. Our EnerNOC Demand Manager provides our utility customers with real-time load monitoring, dispatching applications, customizable reports, measurement and verification, and other professional services.

We build on our position as a leading demand response provider by using our NOC and energy intelligence software platform to deliver a portfolio of additional energy intelligence software and solutions to new and existing C&I, electric power grid operator and utility customers. These additional energy intelligence software and solutions include our EfficiencySMART and SupplySMART applications and solutions, and certain wireless energy management products. EfficiencySMART is our data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. SupplySMART is our energy price and risk management application and solution that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. Our wireless energy management products are designed to ensure that our C&I customers can connect their equipment remotely and access meter data securely, and include both cellular modems and an agricultural specific wireless technology solution.

Since inception, our business has grown substantially. We began by providing our demand response solutions in one state in the United States in 2003 and have expanded to providing our portfolio of energy intelligence software and solutions in several regions throughout the United States, as well as internationally in Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom.

Significant Recent Developments

On December 3, 2013, and January 16, 2014, we entered into second and third amendments to our $70 million senior secured revolving credit facility, which we refer to as the 2013 credit agreement with the several lenders from time to time party thereto and Silicon Valley Bank, as administrative agent, swingline lender, issuing lender, lead arranger and book manager, dated April 18, 2013. The second amendment provided for the licensing of intellectual property rights to one of our subsidiaries and the lessening of a restriction on our and our subsidiaries’ ability to make certain permitted investments. The third amendment provided for lessening of certain restrictions on our and our subsidiaries’ ability to acquire other entities, incur additional indebtedness, enter into transactions with affiliates, transfer assets, and repurchase our common stock. In addition, the third amendment provided for a decrease to the minimum free cash flow financial covenant that we are required to meet.

Strategy

Our strategy is to capitalize on our established track record, substantial operating experience and scalable and proprietary energy intelligence software platform, as well as our market leading position in the United States, to continue providing energy intelligence software and solutions to our C&I, electric power grid operator and utility customers. Our goal is to become the leading energy intelligence software and solutions provider for C&I, electric power grid and utility customers worldwide. Key elements of our strategy include:

Strengthen Demand Response Presence by Growing in Existing and New Regions in the United States.    We will continue to actively pursue opportunities to provide our EnerNOC Demand Resource and Demand Manager solutions to electric power grid operators and utilities in markets in the United States through additional long-term contracts and open market program opportunities for demand response resources. We believe that our demand response applications and solutions, which include EnerNOC Demand Resource, EnerNOC Demand Manager, our C&I demand response application and solutions and the recurring payments that we provide to C&I customers and our national presence will enable us to continue to pursue rapid growth of our C&I, electric power grid operator and utility customer base and strengthen our presence as a leader in providing demand response solutions.

Target Expansion by Entering International Markets.    We also intend to expand our addressable market by pursuing demand response opportunities in international markets through both organic business development and acquisition. We believe that our scalable technology platform and proprietary operational processes are readily adaptable to the international markets that we are targeting. We also believe that entering new international markets, including Asia and Europe, will provide a significant opportunity to grow our C&I customer base and provide a differentiated offering to C&I customers with international operations. To further our presence in international markets, we have undertaken a number of initiatives.

On December 10, 2013, we entered into an agreement with Marubeni Corporation to form a joint venture to provide demand response applications and solutions in Japan. The new company was formed in January 2014 and named EnerNOC Japan K.K., which will have an exclusive license to market EnerNOC DemandSMART throughout Japan. EnerNOC Japan K.K. is working on a government-sponsored pilot demand response program with the Tokyo Electric Power Company, Japan’s largest utility.

On February 13, 2014, we acquired Dublin-based Activation Energy DSU Limited, or Activation Energy, the leading provider of demand response software and services in Ireland. This acquisition gives us an immediate presence in Ireland and further strengthens our ability to deliver our full suite of energy intelligence software applications throughout Europe. Activation Energy participates in the Single Electricity Market, or SEM, a capacity market that spans the island of Ireland.

Also on February 13, 2014, we acquired Entelios AG, or Entelios, a leading provider of demand response in Europe, which is headquartered in Germany. This acquisition accelerates our entry into continental Europe with Entelios’ strong team and existing relationships with leading grid operators, utilities, retailers, and commercial, institutional, and industrial customers. Germany is one of Europe’s largest potential markets for demand response and energy intelligence software.

Expand Sales of our Portfolio of Enterprise Energy Intelligence Software and Solutions.    We intend to continue to leverage our leadership role in the demand response market to deliver a portfolio of energy intelligence software and solutions to enterprise customers who are increasingly trying to gain control of how and when they consume electricity. We will continue to develop our technology, including our proprietary energy intelligence software, which enables us to measure, manage, benchmark and optimize enterprise customers’ energy consumption and facility operations, and connect to electric power grid operator and utility control rooms. We believe that our enterprise customers will become increasingly aware of their energy costs and consumption and will look to advanced analytics and trusted third-party providers to help them better manage their overall energy expenditures. Therefore, we will continue to leverage the detailed energy data that we collect at our enterprise customer sites to provide our EfficiencySMART application and solutions to help our enterprise customers drive down operating costs associated with energy expenses and help our electric power grid operator and utility customers meet their energy efficiency targets. We will also continue to aggressively promote our SupplySMART application and solutions to our enterprise customers to enable them to mitigate risk through competitive energy supply contracts and achieve energy cost savings.

Energy Intelligence Software and Solutions

EnerNOC Demand Resource and Demand Manager, collectively referred to as EnerNOC DemandSMART

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

We are a leader in the development, implementation and broader adoption of technology-enabled demand response solutions. Both EnerNOC Demand Resource and EnerNOC Demand Manager are built on a technology platform that enables us to send control signals to, and receive bi-directional communications from, an Internet-enabled network of broadly dispersed C&I customer sites in order to initiate, monitor and complete demand response activity. Our robust and scalable technology and proprietary operational processes have the ability to automate demand response and simplify C&I customer participation by remotely reducing electricity usage in a matter of minutes, or send curtailment instructions to our C&I customers to be manually implemented on site. The devices that we install at our C&I customer sites transmit to us via the cellular network and Internet near real-time electrical consumption data on a 1-minute, 5-minute, 15-minute or hourly basis. Our application platform analyzes the data from individual sites and aggregates data for specific regions.

When a demand response event occurs, our NOC automatically processes the notification coming from the electric power grid operator or utility. Our NOC operators then begin activating procedures to curtail demand from the grid at our C&I customer sites. Our one-click curtailment activation sends signals to all C&I customer sites in the targeted geography where the event is occurring. Upon activation, the EnerNOC platform, which receives near real-time data from each C&I customer site, is able to determine on a near real-time basis whether the location is performing as expected. C&I customers can view this performance data in the DemandSMART application. Signals are relayed to our NOC operators when further steps are needed to achieve demand reductions at any given location. Each C&I customer site is monitored for the duration of the demand response event and operations are restored to normal when the event ends. EnerNOC demand response products and technology are designed for the C&I customer market, which represents approximately 60% of the United States electricity consumption.

EnerNOC Demand Resource and EnerNOC Demand Manager are designed to address the needs of electric power grid operators and utilities across three different types of demand response programs: (i) reliability-based demand response, (ii) price-based demand response, and (iii) short-term reserve resources referred to in the electric power industry as ancillary services.

Reliability-Based Demand Response.    We receive recurring capacity payments, which we share with our C&I customers, from electric power grid operators and utilities for being on call, which means having available previously registered demand response capacity that we have aggregated from our C&I customers, regardless of whether we receive a signal to reduce consumption. When we receive a signal from an electric power grid operator or utility customer, which we refer to as a dispatch signal, our DemandSMART application automatically notifies our C&I customers that a demand reduction is needed and initiates processes that reduce electrical consumption by our C&I customers in the targeted area. When we are called to implement a demand reduction, we typically receive an additional payment, which we share with our C&I customers, for the energy that we reduce. We refer to this as an energy payment. We are called upon to perform by electric power grid operators and utilities during periods of high demand or supply shortfalls, otherwise known as capacity deficiency events. By aggregating a large number of C&I customers to participate in these reliability-based programs, we believe that we have played a significant role over the past several years in helping to prevent brownouts and blackouts in some of the most capacity constrained regions in the United States. We currently provide our EnerNOC Demand Resource to ISO New England, Inc., or ISO-NE, PJM Interconnection, or PJM, Southern California Edison Company, Tennessee Valley Authority, Australian Independent Market Operator Wholesale Electricity Market and Ontario Power Authority, or OPA, among others.

Price-Based Demand Response.    Our price-based EnerNOC Demand Resource enables C&I customers to monitor and respond to wholesale electricity market price signals when it is cost-effective for them to do so. Our C&I customers use our DemandSMART application to register a “strike price” above which it may be economical for that customer to reduce its consumption of electricity. We receive an energy payment in the amount of the wholesale market price for the electricity that the C&I customer does not consume and share this payment with the C&I customer. If prices in a given market approach a given strike price, DemandSMART automatically notifies the C&I customer and initiates processes that reduce electrical consumption from the electric power grid. We currently participate in price-based demand response programs in the Mid-Atlantic and New England regions.

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

We provide our EnerNOC Demand Resource to electric power grid operators and utilities under long-term contracts and pursuant to open market bidding programs. Our long-term contracts generally have terms of three to ten years and predetermined capacity commitment and payment levels. Our open market bidding program opportunities are generally characterized by flexible capacity commitments and prices that vary by hour, day, month, or bidding period. Our EnerNOC Demand Manager is our Software-as-a-Service solution that allows utilities to license our software and receive other professional services to help manage utility-sponsored demand response programs. Demand Manager includes software to provide real-time load monitoring, dispatching applications, customizable reports, measurement and verification applications and other professional services. We provide our EnerNOC Demand Manager to utilities under long-term contracts and generally receive an ongoing fee from our utility customers for overall management of the utility-sponsored demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch.

EfficiencySMART

EfficiencySMART is our data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. We currently offer the following EfficiencySMART applications and solutions:

•

EfficiencySMART Insight provides our large, multi-site C&I customers with a Software-as-a-Service enterprise energy intelligence solution that provides persistent commissioning with visibility into near real-time energy usage, the ability to identify savings opportunities, and prioritize energy-related investments across a portfolio of meters and buildings across a C&I customer’s organization. EfficiencySMART Insight provides C&I customers with the ability to remotely host and monitor large portfolios of buildings, compute and compare baseline and benchmark data, identify the best and worst performing sites across a variety of energy usage and operational metrics, configure the rate engine for shadow billing analysis, set alerts on energy-related data streams and monitor demand levels. In addition, the functionality of the EfficiencySMART Insight solution can be expanded to directly integrate with a C&I customer’s existing energy management system, providing utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions.

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

We have an expanding portfolio of EfficiencySMART applications and solutions. We provide our EfficiencySMART applications and solutions both directly to the C&I customer market and to utility customers under long-term contracts as a mechanism for the utilities to meet either mandated or voluntary energy efficiency targets in their service territory. Our EfficiencySMART solutions are aimed at helping address increasingly complex energy challenges. We believe that the market opportunities for our EfficiencySMART applications and solutions are significant and will remain so as operational efficiency and energy savings are given increased priority by electric power grid operators, utilities and C&I customers.

SupplySMART

SupplySMART is our energy price and risk management application that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation. SupplySMART provides a framework for developing and implementing risk management strategies and executing purchasing strategies that provide maximum price transparency and structural savings on an ongoing basis for our C&I customers. Using a competitive bid process, SupplySMART delivers recommendations on energy price structures, terms and conditions from available competitive suppliers of energy commodities, including electricity, natural gas and refined products. SupplySMART includes a set of online features including centralizing, tracking, and presenting utility bill and enterprise-wide utility financial information, while assessing bill accuracy and savings opportunities.

Other Products

We provide wireless products for energy management and demand response that are designed to ensure that our C&I customers can connect their equipment remotely and access meter data securely. These products include cellular modems and an agricultural specific wireless technology solution acquired as part of our acquisition of M2M Communications, or M2M, in January 2011.

Technology and Operations

Since inception, we have focused on delivering industry-leading, technology-enabled energy intelligence software and solutions. Our proprietary technology infrastructure is built on Linux, Java and Oracle, and supports an open web services architecture. Our enterprise energy intelligence software platform enables us to efficiently scale our energy intelligence software and solutions, as well as certain wireless energy management products, in existing and new geographic regions and rapidly grow the number of C&I, electric power grid operator and utility customers in our network. Our energy intelligence software platform leverages web services and wireless technologies that connect applications directly with other applications through a form of “loose coupling,” which allows connections to be established across applications without customization. As a result, these connections can be established across firewalls without regard to technology platform or programming language, making it easy to apply our technology across a broad range of C&I, electric power grid operator and utility customers.

Our technology can be broken down into three primary components: our energy intelligence software platform, the NOC and the EnerNOC Site Server.

Energy Intelligence Software Platform

Our energy intelligence software platform is comprised of our cloud-based enterprise software platform which powers our DemandSMART, EfficiencySMART and SupplySMART applications, as well as wireless energy management products and technology, and is the underlying system that runs our NOC. It utilizes a modular web services architecture that is designed to allow application modules to be easily integrated into the platform. We believe that a key factor to successfully offering energy intelligence software and solutions is integrating data from disparate sources and utilizing it to deliver customer-focused solutions utilizing open protocols.

Currently, our energy intelligence software platform collects approximately 1.5 billion monthly readings of facility energy consumption data on a 1-minute, 5-minute, 15-minute or hourly basis and integrates that data with near real-time, historical and forecasted market variables. The applications hosted on our energy intelligence platform measure, manage, benchmark and optimize C&I customers’ energy consumption and facility operations. We use this data to help C&I customers analyze consumption patterns, forecast demand, measure real-time performance during demand response events, continuously monitor building management equipment to optimize system operation, model rates and tariffs and create energy scorecards to benchmark similar facilities. In addition, our applications have the ability to track our C&I customers’ greenhouse gas emissions by mapping their energy consumption with the fuel mix used for generation in their location, such as the proportion of coal, nuclear, natural gas, fuel oil and other sources used.

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

Network Operations Center

Our technology enables our NOC to automatically respond to signals sent to us by electric power grid operators and utilities to deliver demand reductions within targeted geographic regions. We can customize our technology to receive and interpret many types of dispatch signals sent directly from an electric power grid operator or utility customer to our NOC. Following the receipt of such a signal, our NOC automatically notifies specified C&I customer personnel of the demand response event. After relaying this notification to our C&I customers, we initiate processes that reduce their electricity consumption from the electric power grid. These processes may include dimming lights, shifting equipment to power save mode, adjusting heating and cooling set points and activating a back-up generator. Demand reduction is monitored remotely with near real-time data feeds, the results of which are displayed in our NOC through various data presentment screens. Each C&I customer site is monitored for the duration of the demand response event and operations are restored to normal when the event ends. We currently participate in demand response programs across the United States, Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom.

The EnerNOC Site Server

We design and install a small device, called an EnerNOC Site Server, or ESS, at each C&I customer site to collect and communicate to our platform near real-time electricity consumption data and, in certain cases, enable remote control of a C&I customer’s electricity consumption. The ESS communicates to our NOC through the C&I customer’s secure wireless internet connection or LAN. The ESS is an open, integrated system consisting of a central hardware device residing inside a standard electrical box. The ESS allows our C&I customers to, among other things, respond quickly and completely to instructions from us to reduce electricity consumption. We also support OpenADR protocol on our most recent ESS devices, an emerging standard for automated demand response communications.

Sales and Marketing

As of December 31, 2013, our sales and marketing team consisted of 231 employees. We organize our sales efforts by customer type. Our utility sales group sells to electric power grid operators and utilities, while our commercial and industrial sales group sells to C&I customers. Our utility sales group is responsible for securing long-term contracts from electric power grid operators and utilities for our EnerNOC Demand Resource, EnerNOC Demand Manager and EfficiencySMART applications and solutions. We actively pursue long-term contracts in both restructured markets and in traditionally regulated markets. Our commercial and industrial sales group sells our energy intelligence software and solutions to C&I customers and is located in major electricity regions throughout the United States, including New England, New York, the Mid-Atlantic, Texas, Florida, California, Idaho, and internationally in Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom. Our enterprise sales group is a subset of our commercial and industrial sales group and is focused on selling our energy intelligence software and services to the very largest C&I customers in North America.

Our marketing group is responsible for influencing all market stakeholders—including customers, energy users, policymakers, industry analysts and the general media—attracting prospects to our business, enabling the sales engagement process with messaging, training and sales tools, and sustaining and expanding relationships with existing C&I customers through renewal and retention programs and by identifying cross-selling opportunities. This group researches our current and future markets and leads our strategies for growth, competitiveness, profitability and increased market share.

Research and Development

As of December 31, 2013, our research and development team consisted of 99 employees. Our research and development team is responsible for developing and enhancing our existing energy intelligence software and solutions, as well as the engineering and design of new energy intelligence software and solutions.

Our research and development expenses were approximately $18.3 million, $16.2 million and $14.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we capitalized internal software development costs of $7.9 million, $4.7 million and $3.2 million, respectively, and these amounts are included as software in property and equipment at December 31, 2013. Included in the amounts above, we also capitalized $0.7 million of software development costs during the year ended December 31, 2012 related to the implementation of a Company-wide human resource system which was put into production in June 2012 and is being amortized over a three-year useful life.

Customers

C&I Customers

Our energy intelligence software and solutions provide cost effective energy management strategies for our C&I customers by reducing real-time demand for electricity, increasing energy efficiency, improving energy supply transparency, and mitigating emissions. Our commercial and industrial sales group primarily focuses their efforts on the following seven vertical markets: technology, education, food sales and storage, government, healthcare, manufacturing/industrial and commercial real estate. The following table lists some of our C&I customers as of December 31, 2013 in each of the seven key vertical markets that our commercial and industrial sales group primarily targets for DemandSMART, EfficiencySMART and SupplySMART applications, as well as our wireless energy management products and technology:

Technology	Education	Food Sales and Storage	Commercial Real Estate
AT&T	Carnegie Mellon University	SuperVALU	Morgan Stanley
Level 3 Communications	The California State University	Stop & Shop	Beacon Properties
General Electric	Colorado State University	Shop Rite	Morguard Investments Limited
Genentech	Tennessee State University	Whole Foods Markets	Washington Realty Investment Trust
Western Connecticut State University
Memphis City Schools

Government	Healthcare	Manufacturing/Industrial
Commonwealth of Massachusetts	Adventist Hospital	Pfizer
State of Vermont City of Boston, MA	Salford Royal NHS Foundation Trust	Kimberly-Clark, Inc. Southeastern Container
Hartford Hospital
Genesis Healthcare

Our contracts with C&I customers typically take two to four months to complete and have terms that generally range between one and five years.

Grid Operator and Utility Customers

We have significantly grown our base of electric power grid operator and utility customers since inception. As of December 31, 2013, we provided our EnerNOC Demand Resource, EnerNOC Demand Manager and EfficiencySMART solutions to electric power grid operator and utility customers in several regions throughout the United States, as well as internationally in Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom. Our electric power grid operator and utility customers include PJM, Southern California Edison Company, ISO-NE, Tennessee Valley Authority, Australian Independent Market Operator Wholesale Electricity Market, Electric Reliability Council of Texas, or ERCOT, Alberta Electric System Operator and OPA, among others. We may choose to participate in additional or different markets in the future based upon various factors, including without limitation our ability to negotiate acceptable pricing arrangements in such markets.

Entering into a contracts with an electric power grid operator or utility customer typically takes twelve to eighteen months to complete and, when successful, typically results in a multi-million dollar contract with terms that generally range between three and ten years. We refer to these contracts as utility contracts. To date, we have received substantially all of our revenues from our electric power grid operator and utility customers for providing our demand response solutions.

Certain of our significant demand response programs are part of deregulated wholesale electricity markets in the United States and internationally. In order to participate in these markets, we are usually required to first become a market member. This typically entails signing membership agreements, which bind us and other participants to agree to adhere to the Federal Energy Regulatory Commission (FERC) or the equivalent relevant regulatory authority in international markets approved governing documents. After establishing membership in these deregulated markets, we secure access to the market by participating in forward “auctions” or “tenders”, in which we commit to delivering demand response capacity several months or even years in advance of a defined delivery period. This auction activity often requires us to post financial assurance with the relevant market operator, and by committing to delivering demand response capacity in future periods, we assume the risk of delivery of the committed capacity levels and often are subject to financial penalties for both under-delivery and non-delivery.

Competition

We face competition from other providers of energy intelligence software and services, advanced metering infrastructure service providers, and utilities and competitive electricity suppliers who offer their own EIS and related solutions, services and products. We also compete with traditional supply-side resources, such as peaking power plants.

The industry in which we participate is fragmented. When competing for electric power grid operator and utility customers, we believe that the primary factors on which we compete are:

•	the pricing of the demand response or energy efficiency services being offered; and

•	the financial stability, historical performance levels and overall experience of the energy management solutions provider.

When competing for C&I customers, we believe that the primary factors on which we compete are:

•	the level of demand response capacity payments shared with those C&I customers for their demand response capacity;

•	the level of sophistication employed by the energy intelligence software and service provider to identify and optimize energy management capabilities and opportunities; and

•

the ability of the energy intelligence software and service provider to service multiple sites across different geographic regions and to provide additional technology-enabled energy intelligence software and services.

Our primary competitors include energy management service providers Energy Curtailment Specialists, Inc., Mach Energy, Constellation—an Exelon Corporation, Comverge, Inc., and Hess Inc., as well as energy technology providers including Summitt Energy, Scheider Electric and Lucid Design Group, Inc. We believe that our operational experience and leadership in the energy intelligence software and solutions sector gives us an advantage when competing for customers. In addition, across our energy intelligence software platform, we believe that we are unique in our ability to leverage real-time data across applications to unlock the greatest amount of value and efficiency for our customers, which we believe positions us favorably to win in competitive situations.

With respect to our competitors, some providers of advanced metering infrastructure services have added, or may add, energy intelligence software and solutions like ours to their existing business. In addition, some advanced metering infrastructure service providers are substantially larger and better capitalized than we are and have the ability to combine demand response and additional energy intelligence software and solutions into an integrated offering to a large existing customer base.

Utilities and competitive electricity suppliers could and sometimes do also offer their own demand response services, which could decrease our base of potential C&I customers and could decrease our revenues. However, demand response programs, as administered by utilities alone, are bound to standard tariffs to which all C&I customers in the utility’s service territory must abide. Utilities must treat all rate class customers equally in order to serve them under public utility commission-approved tariffs. In contrast, we have the flexibility to offer customized energy intelligence software and solutions to different C&I customers. We believe that we also have technology and operational experience at the facility-level that both utilities and competitive electricity suppliers lack. We believe our technological advances differentiate us from our competitors and enhance our leadership position in the demand response industry. Furthermore, we believe that our EnerNOC Demand Manager and energy intelligence software and solutions are complementary to utilities and competitive electricity suppliers’ demand response efforts because we can help enlist C&I customers to their existing programs, reduce their workload by serving as a single point of contact for an aggregated pool of C&I customers who choose to participate in their programs, and act to uphold or enhance C&I customer satisfaction. However, utilities and competitive electricity suppliers may offer energy intelligence software and solutions at prices below cost or even for free in order to improve their customer relations or competitive positions, which would decrease our base of potential C&I customers and could decrease our revenues. For instance, utilities and competitive electricity suppliers are increasingly providing expertise to C&I customers relating to energy audits, demand reduction or energy efficiency measures.

We also compete with traditional supply-side resources such as natural gas-fired peaking plants. In some cases, utilities have an incentive to invest in these fixed assets rather than develop demand response as they are able to include the cost of fixed assets in their rate base and in turn receive a return on investment. In addition, some utilities have a financial disincentive to invest in demand response and even more so in energy efficiency because reducing demand can have the effect of reducing their sales of electricity. However, we believe that our energy intelligence software and solutions will continue to gain regulatory support as they are faster to market, require no electric power generation, transmission or distribution infrastructure, and are more cost-effective and more environmentally sound than traditional alternatives.

Regulatory

We provide our energy intelligence software and solutions in restructured or deregulated electricity markets and in traditionally regulated electricity markets. Regulations within both types of markets impact how quickly customers may adopt our EIS and related solutions, services and products, the prices we can charge and profit margins we can earn, the MW we can enroll in certain programs, the timing with respect to when we begin earning revenue, and the various ways in which we are permitted or may choose to do business and accordingly, impact our assessments of which potential markets to most aggressively pursue. In addition, certain of our contracts with utilities are subject to regulatory approval, which regulatory approval may not be obtained on a timely basis, if at all.

The prices we can charge and revenues and profit margins we earn also can be affected by market regulations, such as program rules that can impact our administrative and compliance costs to manage a portfolio of demand response resources. For example rules that require increased requirements, such as more rules that might cause more frequent or longer dispatches, varying lead times, and more granularity as to the specific area where demand response may be dispatched may increase our costs. Similarly, market rules and regulations defining methodology for measurement of what constitutes demand response performance can affect the creditable amount of demand response capacity that we are able to enroll from our C&I customers and the amounts that we need to pay them for their participation.

In regional electricity markets in which we participate in auctions, changes in auction rules impact our participation in future auctions and the ability to reconfigure positions taken in prior auctions. For example, rules which impact quantities of capacity resources we are permitted to qualify to bid or purchase capacity in an auction or make internal or external transfers capacity can impact bidding strategies and how we optimize our portfolio of demand response resources. Market rules and regulations may change subsequent to our assuming a long-term obligation, such as winning a bid to provide demand response capacity in a forward capacity market, but prior to the year in which that capacity is required to be delivered, our results of operations and financial condition could be significantly and negatively impacted. On an ongoing basis, we assess known, anticipated and potential changes to market rules and projected market prices for the energy intelligence software and solutions that we offer. As a result of such assessment, we may alter our participation in both potential new markets and in markets in which we currently offer our EIS and related solutions, services and products, including by determining not to participate in open market bids to provide demand response capacity.

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

The regulatory structures in regional electricity markets are varied and some regulatory requirements make it more difficult for us to provide some or all of our energy intelligence software and solutions in those regions. The regional electricity markets are generally not subject to direct price/rate regulation, but they remain heavily regulated in other ways that can impact our costs, the level compensation available, and/or the ability for demand response to participate and the terms of such participation. For instance, some markets have regulatory structures that do not yet include demand response as a qualifying resource for purposes of short-term reserve requirements known as ancillary services. As part of our business strategy, we intend to expand into additional regional electricity markets. However, unfavorable regulatory structures could limit the number of regional electricity markets available to us for expansion.

Intellectual Property

We utilize a combination of intellectual property safeguards, including patents, copyrights, trademarks and trade secrets, as well as employee and third-party confidentiality and proprietary information agreements, to protect our intellectual property. As of December 31, 2013, we held five patents in the United States and Australia, and fifteen published patent applications pending. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek or at all, and any patents we may receive may be challenged, invalidated or declared unenforceable. We continually assess appropriate circumstances for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

As of December 31, 2013, we held numerous trademarks in the United States. Several of these trademarks are also registered in Australia, Canada, China, European Community, Japan, New Zealand and South Africa.

With respect to, among other things, proprietary know-how that is not patentable and processes for which patent protection may not offer the best legal and business protection, we rely on trade secret protection and employ confidentiality and proprietary information agreements to safeguard our interests. Many elements of our energy intelligence software and solutions involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our employees have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs, and technologies they develop during the course of employment with us. We also generally seek confidentiality and proprietary information protection from our customers and business partners before we disclose any sensitive aspects of our technology or business strategies. We have not been subject to any material intellectual property claims.

Seasonality

Peak demand for electricity and other capacity constraints tend to be seasonal. Peak demand tends to be most extreme in warmer months, which may lead some demand response capacity markets to yield higher prices for capacity or contract for the availability of a greater amount of capacity during these warmer months. As a result, our revenues can fluctuate from quarter to quarter based upon the seasonality of our demand response business in certain of the markets in which we operate, where payments under certain of our long-term contracts and pursuant to certain open market bidding programs in which we participate are higher or concentrated in particular seasons and months. For example, in the PJM forward capacity market and the Western Australia demand response program operated by the Australian Independent Market Operator Wholesale Electricity Market, which are markets from which we derive a substantial portion of our revenues, we recognize demand response capacity-based revenue from PJM in September at the end of the four month delivery period of June through September and we also recognize demand response capacity-based revenue from Western Australia demand response program in September at the end of the program year of October 1 of the prior year through September 30 of the current year . This typically results in higher revenues in the third quarter as compared to our first, second and fourth quarters.

Employees

As of December 31, 2013, we had 716 full-time employees, including 231 in sales and marketing, 99 in research and development and 386 in general and administrative, including operations. Of these full-time employees, 673 were located in the United States with 394 located in New England, 127 located in California, and the remaining full-time employees located in other areas across the United States. In addition, we had 23 full-time employees located in Australia, 12 located in Canada, 6 located in New Zealand and 2 located in the United Kingdom. We expect to grow our employee base and our future success will depend in part on our ability to attract, retain and motivate highly qualified personnel, for whom competition is intense. Our employees are not represented by any labor unions or covered by a collective bargaining agreement and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware on June 5, 2003 and have our corporate headquarters at One Marina Park Drive, Suite 400, Boston, Massachusetts 02210. We operated as EnerNOC, LLC, a New Hampshire limited liability company, from December 2001 until June 2003. We conduct operations and maintain a number of domestic and international subsidiaries. Our Internet website address is www.enernoc.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.

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

Risks Related to Our Business

A substantial majority of our revenues are and have been generated from open market program sales to a certain electric power grid operator customer, and the modification or termination of this open market program or sales relationship, or the modification or termination of a sales relationship with any future significant electric power grid operator or utility customer could materially adversely affect our business.

During the years ended December 31, 2013, 2012 and 2011, revenues generated from open market sales to PJM, an electric power grid operator customer, accounted for 45%, 40% and 53%, respectively, of our total revenues. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, including increases to the operational requirements related to the provision of demand response, modifications to the cost, quantity and clearing mechanics related to our participation in capacity auctions or other limitations on our ability to effectively manage our portfolio of demand response capacity, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, the introduction in the PJM market of the summer-only, extended-summer and annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and have a material adverse effect on our results of operations and financial condition.

If we fail to obtain favorable prices in the open market programs in which we currently participate or choose to participate in the future, specifically in the PJM market, our revenues, gross profits and profit margins will be negatively impacted.

In open market programs, electric power grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These prices may be subject to volatility due to certain market conditions or other events, and, as a result, the prices offered to us for this demand response capacity may be significantly lower than historical prices. To the extent we are subject to price reductions in certain of the markets in which we currently participate or choose to participate in the future, our revenues, gross profits and profit margins could be negatively impacted. In addition, we may alter our participation in both new markets and in markets in which we currently offer our EIS and related solutions, services and products, including by determining not to participate in open market bids to provide demand response capacity. We also may be subject to reduced capacity prices or be unable to participate in certain open market programs for a period of time to the extent that our bidding strategy fails to produce favorable results. In addition, adverse changes in the general economic and market conditions in the regions in which we provide demand response capacity may result in a reduced demand for electricity, resulting in lower prices for capacity, both demand-side and supply-side, for the foreseeable future, which could materially and adversely affect our results of operations and financial condition.

Unfavorable regulatory decisions, changes to the market rules applicable to the programs in which we currently participate or may participate in the future, and varying regulatory structures in certain regional electric power markets could negatively affect our business and results of operations.

Unfavorable regulatory decisions in markets where we currently operate or choose to operate in the future could significantly and negatively affect our business. For example, to the extent that PJM or any other grid operator or utility customer is successful at modifying any program or market rules in the future in a manner adverse to our business, our future revenues and profit margins may be significantly reduced and our future results of operations and financial condition could be negatively impacted. Market rules could also be modified to change the design of, or pricing related to a particular demand response program, which may adversely affect our participation in that program or cause us to cease participation in that program altogether, or a demand response program in which we currently participate could be eliminated in its entirety and replaced with a new program that is more expensive for us to operate. Any elimination or change in the design of a demand response program, including any supplemental program or market rule, could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program, especially in the PJM market where we continue to have substantial operations, and could have a material adverse effect on our results of operations and financial condition.

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

The electric power industry is highly regulated. The regulatory structures in regional electricity markets are varied and some regulatory requirements make it more difficult for us to provide some or all of our EIS and related solutions, services and products in those regions. For instance, in some markets, regulated quantity or payment levels for demand response capacity or energy make it more difficult for us to cost-effectively enroll and manage many C&I customers in demand response programs. Further, some markets have regulatory structures that do not yet include demand response as a qualifying resource for purposes of short-term reserve requirements known as ancillary services. As part of our business strategy, we intend to expand into additional regional electricity markets. However, unfavorable regulatory structures could limit the number of regional electricity markets available to us for expansion.

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

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, regulations by FERC related to market design, market rules, tariffs, and bidding rules impact how we can interact with our electric power grid operator and utility customers. In addition, we may be subject to governmental or regulatory investigations or audits from time to time in connection with our participation in certain demand response programs. Any investigation by FERC or any other governmental or regulatory authorities could result in a material adjustment to our historical financial statements and may have a material adverse effect on our results of operations and financial condition. As part of any regulatory investigation or audit, FERC or any other governmental or regulatory entity may review our performance under our utility contracts and open market bidding programs, cost structures, and compliance with applicable laws, regulations and standards. If an investigation or audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, in addition to any negative publicity associated with any such penalties or sanctions, as well as, incur legal and related costs, which could have a material adverse effect on our results of operations and financial condition.

We face risks related to our expansion into international markets.

We intend to expand our addressable market by continuing to pursue opportunities to provide our EIS and related solutions, services and products in international markets. For example, in the fourth quarter of 2013 we entered into a joint venture in Japan and in the first quarter of 2014 we consummated two separate acquisitions of demand response companies in Germany and Ireland to complement our international operations in Australia, Canada, the United Kingdom and New Zealand. Accordingly, new international markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of companies or assets that may enable us to enhance our technology and capabilities, expand our geographic market, add experienced management personnel and increase our service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	unexpected acquisition costs or liabilities that may cause us to fail to meet our previously stated financial guidance, or the effects of purchase accounting may be different from our expectations;

•	problems that may arise with our ability to successfully integrate the acquired businesses, which may result in us not operating as effectively and efficiently as expected, and may include:

•

diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for integration activity and oversight;

•	failure to retain and motivate key employees;

•	failure to successfully manage relationships with customers and suppliers;

•	failure of customers to accept our new EIS and related solutions, services and products;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine service offerings quickly and effectively;

•	failure to effectively enhance acquired technology, applications, services and products or develop new applications, services and products relating to the acquired businesses;

•	difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience;

•	difficulties integrating financial reporting systems;

•	difficulties in the timely filing of required reports with the SEC; and

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

•	difficulties in achieving the expected synergies from an acquisition including taking longer than expected to achieve those synergies;

•	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them;

•	restructuring operations or reductions in workforce, which may result in substantial charges to our operations; and

•	issuance of potentially dilutive equity securities, the incurrence of debt—or contingent liabilities, which could harm our financial condition.

We are currently subject to litigation, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.

On May 3, 2013, a purported shareholder of the Company filed a derivative and class action complaint in the United States District Court for the District of Delaware against certain of our officers and directors, as well as the Company as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in our 2007 Plan. While we believe we have substantial legal and factual defenses to the claims in this lawsuit and we are pursuing these defenses vigorously, the outcome of this litigation is difficult to predict and quantify, and the defense against such claims or actions may be costly. There can be no assurance that our defense of this lawsuit will be successful, or that this claim, in excess of the deductible, will be covered by our insurance. A denial of the claim by the insurance provider or a judgment significantly in excess of our insurance coverage could materially and adversely affect our consolidated financial condition, results of operations and cash flows. In addition, regardless of the outcome of this matter, the matter may divert financial and management resources and result in general business disruption, including that we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price.

Our future profitability is uncertain and we may incur net losses in the future.

As of December 31, 2013, we had an accumulated deficit of $81.4 million. For the year ended December 31, 2013, we realized net income of $22.1 million. Although we achieved profitability for the years ended December 31, 2013 and 2010, with net income of $22.1 million and $9.6 million, respectively, we incurred net losses for all other fiscal years since our inception. Our operating losses have historically been driven by start-up costs, costs of developing our technology including new product and service offerings, and operating expenses related to increased headcount and the expansion of the number of MW under our management. As we seek to grow our revenues and customer base, we plan to continue to invest in our business and employee base in order to capitalize on emerging opportunities and expand our EIS and related solutions, services and products, which will require increased operating expenses. Although we believe we will be able to grow our revenues at rates that will allow us to achieve profitability again in the future, these increased operating expenses, as well as other factors, may cause us to incur net losses in the near term.

The success of our business depends in part on our ability to develop new EIS and related solutions, services and products and increase the functionality of our current EIS and related solutions, services and products.

The market for our EIS and related solutions, services and products is characterized by rapid technological changes, frequent new software introductions, Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards and regulations. We may not be able to successfully develop and market new EIS and related solutions, services and products that comply with present or emerging industry regulations and technology standards. Also, any new or modified regulation or technology standard could increase our cost of doing business.

From time to time, our customers have expressed a need for increased functionality in our EIS and related solutions, services and products. In response, and as part of our strategy to enhance our EIS and related solutions, services and products and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and sell new, competitive EIS and related solutions, services and products and enhance our existing EIS and related solutions, services and products. Initiatives to develop new EIS and related solutions, services and products will require continued investment, and we may experience unforeseen problems in the performance of our technologies and operational processes, including new technologies and operational processes that we develop and deploy, to implement our EIS and related solutions, services and products. In addition, software addressing our EIS and related solutions, services and products is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new EIS and related solutions, services and products or enhancements to our existing EIS and related solutions, services and products on a timely basis, or if the market does not accept our new or enhanced EIS and related solutions, services and products, we will lose opportunities to realize revenues and obtain customers, and our business and results of operations will be adversely affected.

We depend on the electric power industry for revenues and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric power industry spending and other factors affecting the electric utility industry, such as seasonality of peak demand and overall demand for electricity.

We derive recurring revenues from the sale of our EIS and related solutions, services and products, directly or indirectly, to the electric power industry. Purchases of our demand response application and services by electric power grid operators or utilities may be deferred, cancelled or otherwise negatively impacted as a result of many factors, including challenging economic conditions, mergers and acquisitions involving these entities, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of our EIS and related solutions, services and products to electric power grid operator and utility customers may be negatively impacted by changing regulations and program rules, which could have a material adverse effect on our results of operations and financial condition.

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

While we were in compliance with all of the financial covenants under the 2013 credit facility as of December 31, 2013, if an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or collateralization of our letters of credit. In addition, we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

Our existing utility contracts generally contain termination provisions pursuant to which the utility customer can terminate the contract under certain circumstances, including in the event that we fail to comply with the terms or provisions contained therein. In addition, in the event that we breach any of our utility contracts, we may be liable to pay the utility customer an associated fee or penalty payment in connection with such breach. The termination of any of our existing utility contracts, or any fees or penalties payable by us in connection with a breach of our existing utility contracts, could negatively impact our business by reducing our revenues and profit margins, thereby having a material adverse effect on our results of operations and financial condition.

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

The rapid growth of the EIS and related solutions, services and products sector is resulting in increasingly aggressive pricing, which could cause the prices in that sector to decrease over time. Our electric power grid operator and utility customers may switch to other EIS and related solutions, services and products providers based on price, particularly if they perceive the quality of our competitors’ products or services to be equal or superior to ours. Continued decreases in the price of demand response capacity by our competitors could result in a loss of electric power grid operator and utility customers or a decrease in the growth of our business, or it may require us to lower our prices for capacity to remain competitive, which would result in reduced revenues and lower profit margins and would adversely affect our results of operations and financial condition. Continued increases in the percentage or fixed amount paid to C&I customers by our competitors for making capacity available could result in a loss of C&I customers or a decrease in the growth of our business. It also may require us to increase the percentage or fixed amount we pay to our C&I customers to remain competitive, which would result in increases in the cost of revenues and lower profit margins and would adversely affect our results of operations and financial condition.

Our business is subject to government regulation and may become subject to modified or new government regulation, which may negatively impact our ability to sell and market our EIS and related solutions, services and products.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity, with the exception of Celerity, which exports power to the electric power grid and is thus subject to direct regulation by FERC and its regulations related to the sale of wholesale power at market based rates. However, we may become directly subject to the regulation of FERC to the extent we are deemed to own, operate, or control generation used to make wholesale sales of power or provide ancillary services that involve a sale of electric energy or capacity for resale, or the export of power to the electric power grid. In addition, FERC has specified that when a demand response resource makes sales of energy for resale, the resource may become subject to direct regulation by FERC. Although we do not expect any further clarification by FERC of its jurisdiction over demand response activities to have a material adverse effect on our consolidated financial condition, results of operations or cash flows, we may become subject to other new or modified government regulations that could have a material adverse effect on our results of operations and financial condition.

The installation of devices or the activation of electric generators used in providing our EIS and related solutions, services and products may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections, security protocols, and local and state licensing requirements. In a relatively few instances, we have agreed to own and operate a back-up generator at a C&I customer site for a period of time and to activate the generator when capacity is called for dispatch so that the C&I customer can reduce its consumption of electricity from the electric power grid. These generators are ineligible to participate in demand response programs in certain regions, and in others they may become ineligible to participate in the future or may be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial condition.

In addition, certain of our utility contracts and expansion of existing utility contracts are subject to approval by federal, state, provincial or local regulatory agencies. There can be no assurance that such approvals will be obtained or be issued on a timely basis, if at all. Additionally, federal, state, provincial or local governmental entities may seek to change existing regulations, impose additional regulations or change their interpretation of the applicability of existing regulations. Any modified or new government regulation applicable to our current or future EIS and related solutions, services and products, whether at the federal, state, provincial or local level, may negatively impact the installation, servicing and marketing of, and increase our costs and the price related to, our EIS and related solutions, services and products. In addition, despite our efforts to manage compliance with any other regulations to which we are subject, we may be found to be in non-compliance with such regulations and therefore subject to penalties or fines, which could have a material adverse effect on our business, financial condition and results of operations.

Failure of third parties to manufacture or install quality products or provide reliable services in a timely manner or at all could cause delays in the delivery of our EIS and related solutions, services and products, or could result in a failure to provide accurate data to our electric power grid operator and utility customers, which could damage our reputation, cause us to lose customers and have a material adverse effect on our business results of operations and financial condition.

Our success depends on our ability to provide quality, reliable, and secure EIS and related solutions, services and products in a timely manner, which in part requires the proper functioning of facilities and equipment owned, operated, installed or manufactured by third parties upon which we depend. For example, our reliance on third parties includes:

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

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our EIS and related solutions, services and products, which could cause us to experience difficulty monitoring or retaining current customers and attracting new customers. Any errors in metering information provided to us by third parties, including electric power grid operators and utilities, could also adversely affect the customer data that we provide to our electric power grid operator and utility customers. Such delays and errors could result in an overpayment or underpayment to us and our C&I customers from our electric power grid operator and utility customers, which in some instances may cause us to violate certain market rules and require us to make refunds to our electric power grid operator and utility customers and pay associated penalties or fines. In addition, in such instances our brand, reputation and growth could be negatively impacted.

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

The market for EIS and related solutions, services and products is fragmented. Some traditional providers of advanced metering infrastructure services have added, or may add, demand response or other EIS and related solutions, services and products to their existing business. We face strong competition from other energy management service providers, both larger and smaller than we are. We also compete against traditional supply-side resources such as natural gas-fired peaking power plants. In addition, utilities and competitive electricity suppliers offer their own EIS and related solutions, services and products, which could decrease our base of potential customers and revenues and have a material adverse effect on our results of operations and financial condition.

Many of our competitors and potential competitors have greater financial resources than we do. Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some advanced metering infrastructure service providers, for example, are substantially larger and better capitalized than we are and have the ability to combine advanced metering and demand response services into an integrated offering to a large, existing customer base. Our competitors may offer EIS and related solutions, services and products at prices below cost or even for free in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may also face competition based on technological developments that reduce peak demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our EIS and related solutions, services and products.

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

Under some of our utility contracts and in certain open market bidding programs, any difference between our demonstrated capacity and the committed capacity on which capacity payments were previously made will result in either a refund payment from us to our electric power grid operator or utility customer or an additional payment to us by such customer. Any refund payable by us would reduce our deferred revenues, but would not impact our previously recognized revenues. If there is a refund payment due to an electric power grid operator or utility customer, we generally make a corresponding adjustment in our payments to the C&I customer or customers who failed to make the appropriate level of capacity available, however we are sometimes unable to do so. In addition, some of our utility contracts with, and open market programs established by, our electric power grid operator and utility customers provide for penalty payments, which could be substantial, in certain circumstances in which we do not meet our capacity commitments, either in measurement and verification tests or in demand response events. Further, because measurement and verification test results for some utility contracts and in certain open market bidding programs establish capacity levels on which payments will be made until the next measurement and verification test or demand response event, the payments to be made to us under these utility contracts and open market bidding programs could be reduced until the level of capacity is established at the next measurement and verification test or demand response event. We could experience significant period-to-period fluctuations in our financial results in future periods due to any refund or penalty payments, capacity payment adjustments, replacement costs or other payments made to our electric power grid operator or utility customers, which could be substantial. We incurred aggregate net penalty payments of $0.8 million, $1.9 million, and $0.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

If we fail to successfully educate existing and potential electric power grid operator and utility customers regarding the benefits of our EIS and related solutions, services and products or a market otherwise fails to develop for those applications, services and products, our ability to sell our EIS and related solutions, services and products and grow our business could be limited.

Our future success depends on commercial acceptance of our EIS and related solutions, services and products and our ability to enter into additional utility contracts and new open market bidding programs. We anticipate that revenues related to our demand response application and services will constitute a substantial majority of our revenues for the foreseeable future. The market for EIS and related solutions, services and products in general is relatively new. If we are unable to educate our potential customers about the advantages of our EIS and related solutions, services and products over competing products and services, or our existing customers no longer rely on our EIS and related solutions, services and products, our ability to sell our EIS and related solutions, services and products will be limited. In addition, because the EIS and related solutions, services and products sector is rapidly evolving, we cannot accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing EIS and related solutions, services and products that address those needs. Further, we are subject to the risk that the current global economic and market conditions will result in lower overall demand for electricity in the United States and other markets that we are seeking to penetrate over the next few years. Such a reduction in the demand for electricity could create a corresponding reduction in both supply-and demand-side resources being implemented by electric power grid operators and utilities. If the market for our EIS and related solutions, services and products does not continue to develop, our ability to grow our business could be limited and we may not be able to operate profitably.

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

We allocate our operations, sales and marketing, research and development, general and administrative, and financial resources based on our business plan, which includes assumptions about current and future utility contracts and open market programs with electric power grid operator and utility customers, current and future contracts with C&I customers, variable prices in open market programs for demand response capacity, the development of ancillary services markets which enable demand response as a revenue generating resource and a variety of other factors relating to electricity markets, and the resulting demand for our EIS and related solutions, services and products. However, these factors are uncertain. If our assumptions regarding these factors prove to be incorrect or if alternatives to those offered by our EIS and related solutions, services and products gain further acceptance, then actual demand for our EIS and related solutions, services and products could be significantly less than the demand we anticipate and we may not be able to sustain our revenue growth or return to profitability in future periods.

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for posting financial assurances in order to enter into utility contracts and open market bidding programs with electric power grid operators and utilities, and marketing and product development of our EIS and related solutions, services and products. Our capital requirements will depend on many factors, including the rate of our revenue and sales growth, our introduction of new EIS and related solutions, services and products and enhancements to our existing EIS and related solutions, services and products, and our expansion of sales and marketing and product development activities. In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. Because of our historical losses, we do not fit traditional credit lending criteria. Moreover, the financial turmoil affecting the banking system and financial markets in recent years has resulted in a reduction in the availability of credit in the credit markets, which could adversely affect our ability to obtain additional funding. We may not be able to obtain loans or additional capital on acceptable terms or at all.

If we lose key personnel upon whom we are dependent, or if we fail to attract and retain qualified personnel, we may not be able to manage our operations and meet our strategic objectives.

Our continued success depends upon the continued availability, contributions, vision, skills, experience and effort of our senior management, sales and marketing, research and development, and operations teams. We do not maintain “key person” insurance on any of our employees. We have entered into employment agreements with certain members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. All of the employment arrangements with our key personnel, including the members of our senior management team, provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of our key personnel might impede our operations or the achievement of our strategic and financial objectives. We rely on our research and development team to research, design and develop new and enhanced EIS and related solutions, services and products. We rely on our operations team to install, test, deliver and manage our EIS and related solutions, services and products. We rely on our sales and marketing team to sell our EIS and related solutions, services and products to our customers, build our brand and promote our company. The loss or interruption of the service of members of our senior management, sales and marketing, research and development, or operations teams, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

An inability to protect our intellectual property could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our EIS and related solutions, services and products. We hold a few patents and numerous trademarks and copyrights. Patent protection is unavailable for certain aspects of the technology and operational processes that are important to our business. Any patent held by us or to be issued to us, or any of our pending patent applications, could be challenged, invalidated, unenforceable or circumvented. Moreover, some of our trademarks which are not in use may become available to others. To date, we have relied principally on patent, copyright, trademark and trade secrecy laws, as well as confidentiality and proprietary information agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality and proprietary information agreements from all of our customers and vendors, and although we have entered into confidentiality and proprietary information agreements with all of our employees, we cannot be certain that these agreements will be honored. Some of our confidentiality and proprietary information agreements may not be in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Policing unauthorized use of our intellectual property is difficult and expensive, as is enforcing our rights against unauthorized use. The steps that we have taken or may take may not prevent misappropriation of the intellectual property on which we rely. In addition, effective protection may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. From time to time, third parties may infringe our intellectual property rights. Litigation may be necessary to enforce or protect our rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources away from our daily operations and result in the impairment of our intellectual property. Failure to adequately enforce our rights could cause us to lose rights in our intellectual property and may negatively affect our business.

We may be subject to damaging and disruptive intellectual property litigation related to allegations that our EIS and related solutions, services and products infringe on intellectual property held by others, which could result in the loss of use of those applications, services and products.

Third-party patent applications and patents may relate to our EIS and related solutions, services and products. As a result, third-parties may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our EIS and related solutions, services and products, which litigation could be time-consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our EIS and related solutions, services and products, and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our EIS and related solutions, services and products and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all.

If our information technology systems fail to adequately gather, assess and protect data used in providing our EIS and related solutions, services and products, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively control the devices which enable our EIS and related solutions, services and products, gather and assess data used in providing our EIS and related solutions, services and products, manage relationships with our customers, and maintain our research and development data. The failure of our information technology systems to perform as we anticipate could disrupt our business and product development and make us unable, or severely limit our ability, to respond to demand response events. In addition, our information technology systems are vulnerable to damage or interruption from:

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

Any internal or external security breaches involving our EIS and related solutions, services and products, and even the perception of security risks involving our EIS and related solutions, services and products or the transmission of data over the Internet, whether or not valid, could harm our reputation and inhibit market acceptance of our EIS and related solutions, services and products and cause us to lose customers.

We use our EIS and related solutions, services and products to compile and analyze sensitive or confidential information related to our customers. In addition, some of our EIS and related solutions, services and products allow us to remotely control equipment at C&I customer sites. Our EIS and related solutions, services and products rely on the secure transmission of proprietary data over the Internet for some of this functionality. Well-publicized compromises of Internet security, or cyberattacks, could have the effect of substantially reducing confidence in the Internet as a medium of data transmission. The occurrence or perception of security breaches in our EIS and related solutions, services and products or our customers’ concerns about Internet security or the security of our EIS and related solutions, services and products, whether or not they are warranted, could have a material adverse effect on our business, harm our reputation, inhibit market acceptance of our EIS and related solutions, services and products and cause us to lose customers, any of which could have a material adverse effect on our financial condition and results of operations.

We may come into contact with sensitive consumer information or data when we perform operational, installation or maintenance functions for our customers. Even the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. In addition, third parties may attempt to breach our security or inappropriately use our EIS and related solutions, services and products, particularly as we grow our business, through computer viruses, electronic break-ins and other disruptions. We may also face a security breach or electronic break-in by one of our employees or former employees. If a breach is successful, confidential information may be improperly obtained, and we may be subject to lawsuits and other liabilities.

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

Volatility and disruption in the global capital and credit markets in recent years have led to a significant reduction in the availability of business credit, decreased liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, numerous economic and financial factors could have a material adverse effect on our business, operating results, and financial condition, including:

•	decreased spending by electric power grid operators or utilities, or by end-users of electricity, may result in reduced demand for our EIS and related solutions, services and products;

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

Sales cycles with electric power grid operator and utility customers are generally long and unpredictable. The electric power grid operators and utilities that are our potential customers generally have extended budgeting, procurement and regulatory approval processes. They also tend to be risk averse and tend to follow industry trends rather than be the first to purchase new products or services, which can extend the lead time for or prevent acceptance of new products or services such as our EIS and related solutions, services and products. Accordingly, our potential electric power grid operator and utility customers may take longer to reach a decision to purchase services. This extended sales process requires the dedication of significant time by our personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. It is not unusual for an electric power grid operator or utility customer to go through the entire sales process and not accept any proposal or quote. Long and unpredictable sales cycles with electric power grid operator and utility customers could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to potential risks and will continue to incur significant costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified.

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

We are increasingly required to provide security deposits in the form of cash to secure our performance under utility contracts or open market bidding programs with our electric power grid operator and utility customers. In addition, some of our electric power grid operator or utility customers require collateral in the form of letters of credit to secure our performance or to fund possible damages or penalty payments resulting from our failure to make available capacity at agreed upon levels or any other event of default by us. Our ability to obtain such letters of credit primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the credit market. Events that affect credit markets generally may result in letters of credit becoming more difficult to obtain in the future, or being available only at a significantly greater cost. As of December 31, 2013, we had $49.2 million of letters of credit outstanding under the 2013 credit facility, leaving $20.8 million available under this facility for additional letters of credit. Furthermore, if it is determined that we are in default of our covenants under the 2013 credit facility, then any amounts outstanding under the 2012 credit facility would become immediately due and payable and we would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.

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

If the software systems we use in providing our EIS and related solutions, services and products or the manual implementation of such systems produce inaccurate information or is incompatible with the systems used by our customers, it could preclude us from providing our EIS and related solutions, services and products, which could lead to a loss of revenues and trigger penalty payments.

Our software is complex and, accordingly, may contain undetected errors or failures when introduced or subsequently modified. Software defects or inaccurate data may cause incorrect recording, reporting or display of information about the level of demand reduction at a C&I customer site, which could cause us to fail to meet our commitments to have capacity available or could result in an overpayment or underpayment to us and our C&I customers by our electric power grid operator and utility customer. Any such failures could also cause us to be subject to penalty payments to our electric power grid operator and utility customers, cause a reduction in our revenue in the period that any adjustment is identified and result in reductions in capacity payments under utility contracts and open market bidding programs in subsequent periods. In addition, such defects and inaccurate data may prevent us from successfully providing our portfolio of additional EIS and related solutions, services and products, which would result in lost revenues. Software defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation could be harmed and our financial condition and results of operations could be materially adversely affected.

We currently serve a C&I customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Building control, process control and metering systems frequently reside on non-standard operating systems. Our EIS and related solutions, services and products need to interface with these non-standard systems in order to gather and assess data and to implement changes in electricity consumption. Our business depends on the following factors, among others:

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

For some of our current and planned applications our software and hardware is integrated with our C&I customers’ networks and software applications. The integration of our software and hardware may entail the risk of product liability or warranty claims based on disruption or security breaches to these networks or applications. In addition, the failure of our software and hardware to perform to customer expectations could give rise to warranty claims against us. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. Although we carry general liability insurance, our current insurance coverage could be insufficient to protect us from all liability that may be imposed under these types of claims. A material product liability claim may seriously harm our results of operations.

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

We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that would indicate impairment and necessitate a revaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. If the carrying value of an asset is determined to be impaired we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. As of December 31, 2013, we had approximately $94.3 million of goodwill and definite-lived intangible assets. As of November 30, 2012, which is our annual impairment test date, the fair value of our reporting units exceeded the book value of their corresponding net assets and as such, there was no indication of a goodwill impairment. In addition, as of December 31, 2012, we had no indefinite-lived intangible assets. Our market capitalization was greater than the book value of our net assets as of December 31, 2012. We will continue to monitor our market capitalization compared to the book value of our net assets. It is possible that the continuation of the current global financial and economic turmoil could negatively affect our anticipated cash flows, or the discount rate that is applied to valuing those cash flows, which could require an interim impairment test of goodwill. Any impairment test could result in a material impairment charge that would have an adverse impact on our financial condition and results of operations.

Risks Related to Our Common Stock

We expect our quarterly revenues and operating results to fluctuate. If we fail in future periods to meet our publicly announced financial guidance or the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Our quarterly revenues and operating results have fluctuated in the past and may vary from quarter to quarter in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be misleading. The results of one quarter should not be used as an indication of future performance. We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our revenues and operating results may fail to meet our previously stated financial guidance or the expectations of securities analysts or investors in some quarter or quarters. Our failure to meet such expectations or our financial guidance could cause the market price of our common stock to decline substantially.

Our quarterly revenues and operating results may vary depending on a number of factors, including:

•	demand for and acceptance of our EIS and related solutions, services and products;

•

the seasonality of our demand response business in certain of the markets in which we operate, where revenues recognized under certain utility contracts and pursuant to certain open market bidding programs can be higher or concentrated in particular seasons and months;

•	changes in open market bidding program rules and reductions in pricing for demand response capacity;

•	delays in the implementation and delivery of our EIS and related solutions, services and products, which may impact the timing of our recognition of revenues;

•	delays or reductions in spending for EIS and related solutions, services and products by our electric power grid operator or utility customers and potential customers;

•	the long lead time associated with securing new customer contracts;

•	the structure of any forward capacity market in which we participate, which may impact the timing of our recognition of revenues related to that market;

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

Prior to our IPO, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market, or NASDAQ, on May 18, 2007 through December 31, 2013, our stock price has fluctuated from a low of $4.80 to a high of $50.50. During the year ended December 31, 2013, our stock price fluctuated from a low of $11.50 to a high of $19.08. Furthermore, the stock market has continued to experience significant volatility. The volatility of stocks for companies in the energy and technology industry often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	demand for and acceptance of our management applications, services and products;

•	our ability to develop new relationships and maintain and enhance existing relationships with customers and strategic partners;

•	changes in open market bidding program rules and reductions in pricing for demand response capacity;

•	the termination or expiration of existing contracts with electric power grid operator, utility and C&I customers;

•	general market conditions and overall fluctuations in equity markets in the United States;

•	the elimination, modification or flawed design of, or our decision not to participate or to reduce our participation in, any demand response program in which we currently participate;

•	introduction of technological innovations or new EIS and related solutions, services or products by us or our competitors;

•	actual or anticipated variations in quarterly revenues and operating results;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	changes in estimates or recommendations by securities analysts that cover our common stock;

•	delays in the implementation and delivery of our EIS and related solutions, services and products, which may impact the timing of our recognition of revenues;

•	litigation or regulatory enforcement actions;

•	changes in the regulations affecting our industry in the United States and internationally;

•	the way in which we recognize revenues and the timing associated with our recognition of revenues;

•	developments or disputes concerning patents or other proprietary rights;

•	period-to-period fluctuations in our financial results;

•	the potential interruptions of our customers’ operations;

•	the seasonality of our demand response business in certain of the markets in which we operate;

•	failure to secure adequate capital to fund our operations, or the future sale or issuance of equity securities at prices below fair market price or in general; and

•	economic and other external factors or other disasters or crises.

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

We have not declared or paid any cash dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the development, operation and growth of our business. In addition, the 2013 credit facility prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

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

•

establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings, which were modified in February 2014;

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

Our corporate headquarters and principal office is located in Boston, Massachusetts, where we lease approximately 82,000 square feet of office space under a lease agreement expiring in July 2020 with a right to first offer, subject to the rights of existing tenants in the building, whereby we may lease certain additional space in the building during the lease term and the right to extend the lease term for one period of five years upon the expiration of the initial term. The average monthly rent over the initial term is $0.3 million, exclusive of operating expenses. We were required to provide a security deposit in the form of an unconditional and irrevocable letter of credit of approximately $1.8 million, subject to reduction commencing August 1, 2015, and will be required to pay our pro rata share of any building operating expenses and real estate taxes over and above a base year, as well as certain utility costs. Additionally, we also have certain rights to sublease the leased space.

We also lease a number of offices under various other lease agreements in the United States, Australia, Canada, New Zealand and the United Kingdom. We do not own any real property. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On May 3, 2013, a purported shareholder of the Company (the Plaintiff) filed a derivative and class action complaint in the United States District Court for the District of Delaware (the Court) against certain of our officers and directors as well as the Company as a nominal defendant (the Defendants). The complaint asserts derivative claims, purportedly brought on behalf of the Company, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in the 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the Plaintiff and a proposed class of our shareholders, alleging our proxy statement filed on April 26, 2013 was false and misleading because it failed to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper.

Defendants filed a motion to dismiss on August 30, 2013. Plaintiff responded to the motion on October 18, 2013 and Defendants replied on November 22, 2013. No hearing date has been set.

We continue to believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and continue to pursue these defenses vigorously. We continue to believe that it is neither remote nor probable that we will incur a loss related to this matter. There can be no assurance, however, that our defense of this matter will be successful. We carry insurance for these types of claims and currently believe that a resolution to this claim, in excess of the deductible, would be covered by our insurance. Therefore, we do not currently believe that it is reasonably possible that the potential magnitude of the range of any loss would be material to our consolidated financial conditions, results of operations or cash flows. However, there is no guarantee that this claim will be covered by our insurer. A denial of the claim by the insurance provider or a judgment significantly in excess of our insurance coverage could materially and adversely affect our consolidated financial condition, results of operations and cash flows. In addition, regardless of the outcome of this matter, the matter may divert financial and management resources and result in general business disruption, including that we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price.

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

Fiscal 2013	High	Low
First Quarter	$18.61	$11.50
Second Quarter	$19.08	$11.58
Third Quarter	$16.88	$13.17
Fourth Quarter	$18.92	$14.12

Fiscal 2012	High	Low
First Quarter	$11.75	$7.11
Second Quarter	$7.94	$5.41
Third Quarter	$13.40	$6.04
Fourth Quarter	$14.51	$10.69

Stockholders

As of March 3, 2014, we had approximately 794 stockholders of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant. Additionally, the terms of the 2013 credit facility preclude us, and the terms of any future debt or credit facility may preclude us, from paying dividends.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the fourth quarter of fiscal 2013.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Through September 30, 2013	—	$—	—	$25,000,000
October 1, 2013—October 31, 2013	—	—	—	25,000,000
November 1, 2013—November 30, 2013	6,236	16.71	—	25,000,000
December 1, 2013—December 31, 2013	286,980	16.25	274,663	20,545,000

Total for the fourth quarter of 2013	293,216	$16.26	274,663	$20,545,000

(1)	We repurchased 274,663 shares of our common stock in the fourth quarter of fiscal 2013 pursuant to our share repurchase program, which we publicly announced in August 2013, as well as, repurchased 18,553 shares of our common stock in the fourth quarter of fiscal 2013 related to repurchases of our common stock to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Average price paid per share is calculated based on the average price per share paid for the repurchase of shares under our publicly announced share repurchase program, including commissions paid, and the average price per share related to shares repurchases of our common stock to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans which we pay in cash to the appropriate taxing authorities on behalf of our employees. Amounts disclosed are rounded to the nearest two decimal places.

(3)	On August 6, 2013, our board of directors authorized and we announced the repurchase of up to $30 million of our common stock during the twelve month period ending August 6, 2014, unless earlier terminated by the board of directors. Through September 30, 2013, we repurchased 330,843 shares of our common stock at an average price of $15.11 under the $30 million share repurchase plan.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2013	2012	2011(1)	2010(1)	2009(1)
	(In thousands, except share and per share data)
Selected Balance Sheet Data:
Cash and cash equivalents	$149,189	$115,041	$87,297	$153,416	$119,739
Working capital	145,595	116,685	105,839	163,519	124,680
Total assets	415,955	355,165 (2)	355,260	325,899	255,022
Total long-term debt, including current portion	—	—	—	37	73
Total stockholders’ equity	269,495	240,022	247,740	226,126	194,975
Selected Statement of Operations Data:
Revenues	$383,460	$277,984	$286,608	$280,157	$190,675
Cost of revenues	192,292	154,540	163,211	159,832	104,215

Gross profit	191,168	123,444	123,397	120,325	86,460
Selling and marketing expenses	65,915	55,963	51,907	44,029	39,502
General and administrative expenses	79,220	71,643	66,773	54,983	44,407
Research and development expenses	18,317	16,226	14,254	10,097	7,601

Income (loss) from operations	27,716	(20,388)	(9,537)	11,216	(5,050)
Interest and other (expense) income, net	(2,988)	(134)	(2,040)	(803)	(1,446)

Income (loss) before income taxes	24,728	(20,522)	(11,577)	10,413	(6,496)
Provision for income taxes	(2,640)	(1,771)	(1,806)	(836)	(333)

Net Income (loss)	$22,088	$(22,293)	$(13,383)	$9,577	$(6,829)

Net Income (loss) per share, basic	$0.80	$(0.84)	$(0.52)	$0.39	$(0.32)

Net Income (loss) per share, diluted	$0.76	$(0.84)	$(0.52)	$0.37	$(0.32)

Weighted average number of basic shares	27,774,778	26,551,234	25,799,494	24,611,729	21,466,813
Weighted average number of diluted shares	29,045,066	26,551,234	25,799,494	26,054,162	21,466,813

(1)	Includes the results of operations from the date of acquisition relating to our acquisitions of Energy Response in July 2011; Global Energy, M2M and an immaterial acquisition in January 2011; SmallFoot LLC, or SmallFoot, and ZOX, LLC, or Zox, in March 2010; Cogent Energy, Inc., or Cogent, in December 2009; and eQuilibrium Solutions Corporation, or eQ, in June 2009. See Note 2 of our accompanying consolidated financial statements contained in Appendix A to this Annual Report on Form 10-K for a discussion of the acquisitions that occurred during 2011 and 2012.

(2)	We recorded certain adjustments related to the presentation of deferred revenue and accounts receivable in its consolidated balance sheet as of December 31, 2012 resulting in a decrease to both accounts receivable and deferred revenue of $8,042 to properly account for outstanding accounts receivable where the fees had been deferred because they were not fixed or determinable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of energy intelligence software (EIS) and related solutions. We unlock the full value of energy management for commercial, institutional and industrial end-users of energy, which we refer to as our C&I or enterprise customers, and our electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management solutions that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets and mitigate emissions by providing a suite of software and related solutions that allows our customers to make better and more strategic decisions about how and when they use electricity.

We believe that we are the world’s leading provider of demand response applications and solutions. Demand response is an alternative to traditional electric power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high.

We provide our utility and grid operator customers with two demand response solutions: EnerNOC Demand Resource and EnerNOC Demand Manager, which we collectively refer to as EnerNOC DemandSMART. When we enter into an EnerNOC Demand Resource contract, we match obligation, in the form of megawatts, or MW, that we agree to deliver to our utility and electric power grid operator customers, with supply, in the form of MW that we are able to curtail from the electric power grid through our arrangements with C&I customers. We deploy a sales team to contract with our C&I customers and by installing our advanced metering equipment at these customers’ sites to connect them to our network, resulting in an increase to our ability to curtail demand from the electric power grid. When we are called upon by our utility or electric power grid operator customers to deliver our contracted capacity, we use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. We receive recurring payments from electric power grid operators and utilities for providing our EnerNOC Demand Resource and we share these recurring payments with our C&I customers in exchange for those C&I customers reducing their power consumption when called upon by us to do so. We occasionally reallocate and realign our capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. We refer to the above activities as managing our portfolio of demand response capacity. EnerNOC’s Demand Manager product consists of long-term contracts with a utility customer for a Software-as-a-Service solution that allows utilities to manage demand response capacity in utility-sponsored demand response programs. Our EnerNOC Demand Manager provides our utility customers with real-time load monitoring, dispatching applications, customizable reports, measurement and verification, and other professional services.

We build on our position as a leading demand response provider by using our NOC and energy intelligence software platform to deliver a portfolio of additional energy intelligence software and solutions to new and existing C&I, electric power grid operator and utility customers. These additional energy intelligence software and solutions include our EfficiencySMART and SupplySMART applications and solutions, and certain wireless energy management products. EfficiencySMART is our data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. SupplySMART is our energy price and risk management application and solution that provides our C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. Our wireless energy management products are designed to ensure that our C&I customers can connect their equipment remotely and access meter data securely, and include both cellular modems and an agricultural specific wireless technology solution.

Since inception, our business has grown substantially. We began by providing our demand response solutions in one state in the United States in 2003 and have expanded to providing our portfolio of energy intelligence software and solutions in several regions throughout the United States, as well as internationally in Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom.

Use of Non-Financial Business and Operational Data

We utilize certain non-financial business and operational data to provide additional insight into factors and opportunities relevant to our business. This non-financial business and operational data is not utilized to either manage the business or make resource allocation decisions, and therefore does not necessarily have any direct correlation to our financial performance. However, the non-financial business and operational data may provide observations as to the scope of our operations and therefore, we believe the utilization of such data can provide insights into certain aspects of our business, such as market share and penetration and customer composition and depth.

The following table outlines certain non-financial business and operational data utilized as of December 31, 2013 and 2012 (amounts rounded to nearest hundred):

	December 31, 2012	December 31, 2013
C&I Customers Participating in Demand Response (1)	5,900	5,800
C&I Sites Participating in Demand Response (1)	13,500	13,500
Enterprise—Customers (2)	400	600
Enterprise—Sites (2)	2,000	2,500

(1)	The term “C&I Customers Participating in Demand Response” describes the number of our commercial, industrial and institutional customers that actively participate in our demand response programs. By extension, the term “C&I Sites Participating in Demand Response” describes the number of sites across our commercial, industrial and institutional customer base that actively participate in our demand response programs. Certain of these customers and sites may additionally use our energy intelligence software and solutions to gain control of how and when they consume electricity. These two measures do not have any direct correlation to our financial performance but may provide observations as to the progress of our sales and marketing efforts and our ability to recruit and maintain customers with curtailable demand for electricity.

(2)	The term “Enterprise—Customers” describes the number of our enterprise customers that separately purchase our energy intelligence software and solutions to gain control of how and when they consume electricity.By extension, the term “Enterprise —Sites” describes the number of sites across our enterprise customer base that separately purchase our energy intelligence software and solutions. These two measures do not have any direct correlation to our financial performance but may provide observations as the progress of our sales and marketing efforts and our ability to recruit and maintain enterprise customers. Both Enterprise Customers and Enterprise Sites include SupplySMART contract data.

The number of C&I customers participating in demand response at December 31, 2013 was approximately 5,800 compared to approximately 5,900 at December 31, 2012. The number of C&I customers participating in demand response is one measure of the relative success that our C&I selling team has in signing up new customers to whom we deliver recurring cash payments in exchange for the capacity they commit to make available in support of the commitments that we enter into with electric power grid operators and utilities. The decrease in the number of C&I customers participating in demand response at December 31, 2013 as compared to December 31, 2012 primarily reflects our decision to decrease our participation in the New England market in 2013 due to unfavorable market and policy conditions and offset the aggregate progress we otherwise made in growing the number of C&I customers participating in demand response, particularly in our PJM and Western Australia demand response programs. The number of C&I customer sites participating in demand response at December 31, 2013 was 13,500 which was unchanged compared to December 31, 2012. In general, we expect that the number of C&I customers participating in demand response to increase or decrease in tandem with the number of C&I sites participating in demand response. That may not be the case depending on the density of C&I customers in any geographic market. The number of C&I customers participating in demand response programs and the number of C&I customer sites participating in demand response programs are not necessarily correlated and may increase or decrease in future periods if we choose to participate in additional or different markets in the future.

The number of enterprise customers that have deployed our energy intelligence software and solutions at December 31, 2013 was approximately 600 compared to approximately 400 at December 31, 2012. This increase of approximately 200 enterprise customers reflects our increased efforts to develop our enterprise selling team, the relative success that our enterprise selling team has had in penetrating the market for energy intelligence software and solutions, and the growing need for our solutions with enterprise customers who are increasingly turning to energy intelligence software and solutions to make better and more strategic decisions about the how and when they use electricity. The number of enterprise customer sites that are under the management of our enterprise energy intelligence software and solutions at December 31, 2013 was approximately 2,500 compared to approximately 2,000 at December 31, 2012. The number of enterprise customer sites that are under the management of our enterprise energy intelligence software and solutions has increased in tandem with the increase in enterprise customers. We expect that the number of enterprise customers and enterprise customer sites that use or are managed by our energy intelligence software solutions will continue to increase in the future as the market for these solutions continues to grow.

We continually evaluate the non-financial business and operational data that we review and the relevance of this data as our business continues to evolve and such data and information may change over time.

Significant Recent Developments

On December 3, 2013, and January 16, 2014, we entered into second and third amendments to our $70 million senior secured revolving credit facility with the several lenders from time to time party thereto and Silicon Valley Bank, or SVB, as administrative agent, swingline lender, issuing lender, lead arranger and book manager, dated April 18, 2013, which we refer to as the 2013 credit facility. We refer to SVB, together with the other lenders, as the Lenders. The second amendment provided for the licensing of intellectual property rights to one of our subsidiaries and the lessening of a restriction on our and our subsidiaries’ ability to make certain permitted investments. The third amendment provided for lessening of certain restrictions on our and our subsidiaries’ ability to acquire other entities, incur additional indebtedness, enter into transactions with affiliates, transfer assets, and repurchase our common stock. In addition, the third amendment provided for a decrease to the minimum free cash flow financial covenant that we are required to meet.

Revenues and Expense Components

Revenues

We derive recurring revenues from the sale of our energy intelligence software and related solutions. We do not recognize any revenues until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured.

Our revenues from our demand response solutions primarily consist of capacity and energy payments, including ancillary services payments, revenues derived from the effective management of our portfolio, including our participation in capacity auctions and bilateral contracts and ongoing fixed fees for the overall management of utility-sponsored demand response programs. We derive revenues from our EnerNOC Demand Resource by making demand response capacity available in open market programs and pursuant to contracts that we enter into with electric power grid operators and utilities. In certain markets, we enter into contracts with electric power grid operators and utilities, generally ranging from three to ten years in duration, to deploy our EnerNOC Demand Resource. We refer to these contracts as utility contracts.

Where we operate in open market programs, our revenues from demand response capacity payments may vary month-to-month based upon our enrolled capacity and the market payment rate. Where we have a utility contract, we receive periodic capacity payments, which may vary monthly or seasonally based upon enrolled capacity and predetermined payment rates. Under both open market programs and utility contracts, we receive capacity payments regardless of whether we are called upon to reduce demand for electricity from the electric power grid; and we recognize revenue over the applicable delivery period, even when payments are made over a different period. We generally demonstrate our capacity either through a demand response event or a measurement and verification test. This demonstrated capacity is typically used to calculate the continuing periodic capacity payments to be made to us until the next demand response event or measurement and verification test establishes a new demonstrated capacity amount. In most cases, we also receive an additional payment for the amount of energy usage that we actually curtail from the grid during a demand response event. We refer to this as an energy payment.

As program rules may differ for each open market program in which we participate and for each utility contract, we assess whether or not we have met the specific service requirements under the program rules and recognize or defer revenues related to our EnerNOC Demand Resource, as necessary. We recognize demand response capacity revenues when we have provided verification to the electric power grid operator or utility of our ability to deliver the committed capacity under the open market program or utility contract. Committed capacity is verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenues are recognized and future revenues become fixed or determinable and are recognized monthly over the performance period until the next demand response event or measurement and verification test. In subsequent demand response events or measurement and verification tests, if our verified capacity is below the previously verified amount, the electric power grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. Under certain utility contracts and open market program participation rules, our performance and related fees are measured and determined over a period of time. If we can reliably estimate our performance for the applicable performance period, we will reserve the entire amount of estimated penalties that will be incurred, if any, as a result of estimated underperformance prior to the commencement of revenue recognition. If we are unable to reliably estimate the performance and any related penalties, we defer the recognition of revenues related to our EnerNOC Demand Resource until the fee is fixed or determinable. Any changes to our original estimates of net revenues are recognized as a change in accounting estimate in the earliest reporting period that such a change is determined.

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

In the PJM open market program in which we participate, the program year operates on a June to May basis and performance is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on changes to certain PJM program rules during the year ended December 31, 2012, we concluded that we no longer had the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are being recognized at the end of the performance period, or during the three month period ended September 30th of each year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue.

Our revenues have historically been higher in the second and third quarters of our fiscal year due to seasonality related to the demand response market. We expect, based on the fact that we recognize demand response capacity revenue related to our participation in the PJM open market program and the Western Australia, or WA, demand response program governed by the Independent Market Organization, or IMO, which we refer to as the WA demand response program, during the three month period ended September 30th of each year, that our revenues will typically be higher in the third quarter as compared to any other quarter in our fiscal year. However, the introduction in the PJM market of the summer-only, extended-summer and annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and could negatively impact our results of operations and financial condition.

Fees received from the reallocation or realignment of our capacity supply and obligation through auctions or other similar capacity arrangements and bilateral contracts are recognized as revenues as they become due and payable and are recorded as a component of DemandSMART revenues.

Revenues generated from open market sales to PJM accounted for 45%, 40% and 53% respectively, of our total revenues for the years ended December 31, 2013, 2012 and 2011. Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Our unbilled revenue of $64.6 million from PJM at December 31, 2013, will be billed and collected through June 2014. Our unbilled revenue of $44.9 million as of December 31, 2012 was collected through June 2013.

Revenues generated from our WA demand response program accounted for 12% of our total revenues for the year ended December 31, 2013. Revenues generated from WA accounted for less than 10% of our total revenues for the years ended December 31, 2012 and December 31, 2011.

Revenues generated from open market sales to ISO-NE accounted for less than 10% of our total revenues for the years ended December 31, 2013 and December 31, 2012. Revenues generated from open market sales to ISO-NE accounted for 13% of our total revenues for the year ended December 31, 2011. Other than PJM, WA and ISO-NE, no individual electric power grid operator or utility customers accounted for more than 10% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. If we choose to participate in additional or different markets in the future, or we increase or decrease our participation in the markets in which we currently participate, the contribution of our current electric power grid operator and utility customers to total revenues may change.

With respect to EnerNOC Demand Manager, we generally receive an ongoing fee for overall management of the utility demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch. We recognize revenues from these fees ratably over the applicable service delivery period commencing upon when the C&I customers have been enrolled and the contracted services have been delivered. In addition, under this offering, we may receive additional fees for program start-up, as well as, for C&I customer installations. We have determined that these fees do not have stand-alone value due to the fact that such services do not have value without the ongoing services related to the overall management of the utility demand response program and therefore, we recognize these fees over the estimated customer relationship period, which is generally the greater of 3 years or the contract period, commencing upon the enrollment of the C&I customers and delivery of the contracted services.

With respect to our EfficiencySMART and SupplySMART applications and solutions, these generally represent ongoing arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted solutions to the customer. Under certain of our arrangements, in particular certain EfficiencySMART arrangements with utilities, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain of our other arrangements, in particular those arrangements entered into by our wholly-owned subsidiary, M2M, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing solutions that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and begin recognizing those fees ratably over the expected C&I customer relationship period (generally 3 years), once the C&I customer is receiving from us the ongoing services. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

Revenues derived from EfficiencySMART and SupplySMART applications and services, and certain other wireless energy management products were $41.2 million, $33.1 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cost of Revenues

Cost of revenues for our demand response solutions primarily consist of amounts owed to our C&I customers for their participation in our EnerNOC Demand Resource network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our DemandSMART application, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, and our internal payroll and related costs allocated to a C&I customer site. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends described elsewhere in this Annual Report on Form 10-K during interim periods. Cost of revenues for our DemandSMART, EfficiencySMART, SupplySMART applications and solutions, and certain other wireless energy management products, include our amortization of capitalized internal-use software costs related to those applications, solutions and products, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay to our project managers for the performance of their services.

We defer incremental direct costs incurred related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of December 31, 2013 and 2012, we had no incremental direct costs deferred related to the acquisition or origination of a utility contract or open market program and during the years ended December 31, 2013, 2012 and 2011, no contract origination costs were deferred. During the year ended December 31, 2011, as a result of the termination of a certain contract, $0.9 million of previously deferred incremental direct costs were expensed. In addition, we defer incremental direct costs incurred related to customer contracts where the associated revenues have been deferred as long as the deferred incremental direct costs are deemed realizable. During the years ended December 31, 2013, 2012 and 2011, we deferred $25.1 million, $17.7 million and $8.1 million, respectively, of incremental direct costs associated with customer contracts. These deferred expenses would not have been incurred without our participation in a certain open market program and will be expensed in proportion to the related revenue being recognized. During the years ended December 31, 2013, 2012 and 2011, we expensed $26.4 million, $10.8 million and $1.0 million, respectively, of deferred incremental direct costs to cost of revenues. As of December 31, 2013 there have been no material realizability issues related to deferred incremental direct costs. We also capitalize the costs of our production and generation equipment utilized in the delivery of our demand response solutions and expense this equipment over the lesser of its estimated useful life or the term of the contractual arrangement. During the years ended December 31, 2013, 2012 and 2011, we capitalized $8.7 million, $7.0 million and $9.5 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenue.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will be, affected by many factors, including (a) the demand for our EIS and related solutions, solutions and products, (b) the selling price of our EIS and related solutions, solutions and products, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operator or utility, our portfolio of demand response capacity, (e) the introduction of new EIS and related solutions, solutions and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. The effective management of our portfolio of demand response capacity, including our outcomes in negotiating favorable contracts with our C&I customers, as well as with our electric power grid operator and utility customers, our participation in capacity auctions and bilateral contracts, and our demand response event performance, is the primary determinant of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 685 full-time employees at December 31, 2012 to 716 full-time employees at December 31, 2013 primarily as a result of our overall growth and expansions into new markets during this period. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, our operating expenses include the expenses related to the operation and oversight of our NOC. We expect our overall operating expenses to increase marginally in absolute dollar terms for the foreseeable future as we continue to enable new C&I customer sites and expand the development of our EIS and related solutions, solutions and products. In addition, amortization expense from intangible assets acquired in possible future acquisitions could potentially increase our operating expenses in future periods. Although we expect an increase in operating expenses in absolute dollar terms through at least the end of fiscal 2015, we expect that operating expenses as a percentage of revenues will decrease as we continue to realize improvements in our operating leverage and overall cost management.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our sales and marketing organization, (b) commissions, (c) travel and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. Although we expect an increase in selling and marketing expenses in absolute dollar terms through at least the end of fiscal 2015 as we continue the expansion of our selling and marketing activities into new markets and regions, we expect that selling and marketing expenses as a percentage of revenues will decrease for the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards and bonuses, related to our executive, finance, human resource, legal, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. Although we expect an increase in general and administrative expenses in absolute dollar terms through at least the end of fiscal 2015 as we invest in infrastructure to support our continued growth, we expect that general and administrative expenses as a percentage of revenues will decrease for the foreseeable future.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new EIS and related solutions, solutions and products and enhancement of existing EIS and related solutions, solutions and products, (d) quality assurance and testing and (e) other related overhead. During the years ended December 31, 2013, 2012 and 2011, we capitalized software development costs of $7.9 million, $4.7 million and $3.2 million, respectively, which are included as software in property and equipment at December 31, 2013. The increase in capitalized software development costs during the year ended December 31, 2013 as compared to 2012 and 2011 was primarily due to an overall increase in capitalized labor as a result of an increase in new technology developments, including significant new functionality and enhancements, as well as an increase in capitalized license costs to support the new technology developments. Although we expect an increase in research and development expenses in absolute dollar terms through at least the end of fiscal 2015 as we develop new technologies and enhance our existing technologies, we expect that research and development expenses as a percentage of revenues will decrease for the foreseeable future.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. During the year ended December 31, 2012, in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plans, we granted 1,023,010 shares of nonvested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions. These awards vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves the company for any reason prior to the vesting date, the shares of restricted stock will be forfeited and returned to us. In addition, in December 2011, we granted 283,334 shares of nonvested restricted stock to certain non-executive employees that contained performance-based vesting conditions in lieu of a portion of cash bonuses related to our 2012 and 2013 bonus plan, which we refer to as the December 2011 grants. The performance conditions associated with the December 2011 grants were modified during the three month period ended March 31, 2012.

For the years ended December 31, 2013, 2012 and 2011, we recorded expenses of approximately $15.9 million, $13.6 million and $13.5 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to option grants through December 31, 2013, a future expense of non-vested options of approximately $0.4 million is expected to be recognized over a weighted average period of 0.9 years. For non-vested restricted stock awards and restricted stock units subject to service-based vesting conditions outstanding as of December 31, 2013, we had $15.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For non-vested restricted stock awards subject to performance-based vesting conditions outstanding, and that were probable of vesting as of December 31, 2013, we had $4.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years. For non-vested restricted stock awards subject to outstanding performance-based vesting conditions that were not probable of vesting as of December 31, 2013, we had $16,000 of unrecognized stock-based compensation expense. If and when any additional portion of our outstanding equity awards is deemed probable to vest or awards that are deemed probable to vest become not probable, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

The increase of overall stock-based compensation expense during the year ended December 31, 2013 as compared to the same period in 2012, was attributable to an increase in the number of share-based awards granted as well as a higher fair value for these awards compared to awards granted in prior periods due to our higher stock price in fiscal 2013. The weighted average grant date fair value of share-based payments issued during the year ended December 31, 2013 was $16.46 per share as compared to $8.05 per share for the same period in 2012.

Interest and Other (Expense) Income, Net

In March 2012, we entered into a $50.0 million credit facility with SVB which was subsequently amended in June 2012 and April 2013, which we refer to as the 2012 credit facility. In April 2013, we entered into the 2013 credit facility, a $70.0 million senior secured revolving credit facility. The 2013 credit facility replaced the 2012 credit facility. Interest expense primarily consists of fees associated with the 2012 credit facility and the 2013 credit facility. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances. Other income and expense consist primarily of gains or losses on transactions denominated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense.

Consolidated Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

The following table summarizes our revenues for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,		Dollar Change	Percentage Change
	2013	2012
Revenues:
DemandSMART	$342,212	$244,852	$97,360	39.8%
EfficiencySMART, SupplySMART and Other	41,248	33,132	8,116	24.5%

Total revenues	$383,460	$277,984	$105,476	37.9%

For the year ended December 31, 2013, our DemandSMART revenues increased by $97.4 million, or 39.8%, as compared to 2012. The overall increase in our DemandSMART revenues was primarily attributable to changes in the following existing operating areas (dollars in thousands):

Revenue Increase (Decrease):
December 31, 2012 to December 31, 2013
PJM	$63,165
Australia	26,280
New Zealand	5,619
PacificCorp	5,036
Alberta, Canada	4,697
Ontario Power Authority (OPA)	4,075
ISO-NE	(4,674)
Pennsylvania Act 129 (Act 129)	(7,766)
Other (1)	928

Total increase in DemandSMART revenues	$97,360

(1)	The amounts included in this category relate to net increases in various demand response programs, none of which are individually material.

The increase in DemandSMART revenues for the year ended December 31, 2013, as compared to 2012, was primarily due to an increase in pricing and enrolled MW in our PJM and WA demand response programs. In addition, the increase in revenues from the PJM demand response program was also due to the increase in energy revenues resulting from a significant increase in both the number of dispatches and number of MW’s dispatched as compared to 2012. The increase was also due to revenues recognized from our participation in other international demand response programs, including OPA, Alberta, Canada and New Zealand. We recognized no material revenues from our participation in either the Alberta, Canada or the New Zealand demand response programs during the year ended December 31, 2012. This increase was also due to revenues recognized from our new demand response program with PacifiCorp in the northwestern region of the United States, from which revenues were recognized for the first time during the year ended December 31, 2013. The increase in DemandSMART revenues was partially offset by a decrease in revenues from the Act 129 programs, as these programs ended in the third quarter of 2012 and were not renewed for 2013. The increase in DemandSMART revenues was also partially offset by a decrease in our MW delivery obligation and less favorable pricing in the ISO-NE market, and the termination of an ISO-NE program during the second quarter of 2012 from which we derived revenues for the year ended December 31, 2012.

For the year ended December 31, 2013, our EfficiencySMART, SupplySMART and other revenues increased by $8.1 million, or 24.5%, as compared to 2012, due to the recognition of revenues related to an EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources, under which we did not start recognizing revenues until the fourth quarter of 2012, an increase in our EfficiencySMART customers and an increase in EfficiencySMART and related consulting arrangements with utilities.

We currently expect our total DemandSMART revenues to increase during the year ended December 31, 2014, or fiscal 2014, as compared to fiscal 2013 due to an increase in pricing and enrolled MW in our PJM and WA demand response programs.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our EIS and related solutions, services and products for the years ended December 31, 2013 and 2012 (dollars in thousands):

Year Ended December 31,
2013		2012
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$191,168	49.9%	$123,444	44.4%

The increase in gross profit during the year ended December 31, 2013 as compared to 2012 was primarily due to an increase in revenues related to an increase in pricing and enrolled MW in our PJM and WA demand response programs, as well as the increase in PJM demand response energy revenues resulting from an increase in both the number of dispatches and number of MW dispatched. The increase in gross profit during the year ended December 31, 2013 as compared to 2012 was also due to an increase in revenues resulting from increased participation in our international demand response programs in Alberta, Canada and New Zealand. We had no material revenues in either Alberta, Canada or New Zealand, and therefore no significant gross profits were recognized during the year ended December 31, 2012 related to these programs. In addition, the increase in gross profit was due to the revenues and associated gross profits recognized from our new demand response program with PacifiCorp, from which revenues and gross profits were recognized for the first time during the three month period ended September 30, 2013. In addition, although revenues related to ISO-NE decreased for the year ended December 31, 2013 as compared to 2012, our gross profits related to ISO-NE increased for the year ended December 31, 2013 due to a reduction of our MW delivery obligations in the ISO-NE market commencing on June 1, 2013, which resulted in a significant reduction of cost of revenues and favorable pricing arrangements under the third-party bilateral contracts and capacity auctions in which we participated. The increase in gross profit during the year ended December 31, 2013 as compared to 2012, was also due to increased gross profits from EfficiencySMART, SupplySMART and other products and solutions that resulted from the increase in revenues, as well as a decrease in delivery costs. The increase in gross profit for the year ended December 31, 2013 as compared to 2012 was partially offset by a decrease in revenues from the Act 129 programs, as these programs ended in the third quarter of 2012 and were not renewed for 2013. The increase in gross profit was also partially offset by the recognition of cost of revenues due to the uncertainty of future realizability of these costs, in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable.

Our gross margin increased during the year ended December 31, 2013 as compared to 2012 due to the increase in revenues related to our participation in international demand response programs, which to date are higher margin demand response programs, improved management of our portfolio of demand response capacity in certain programs, primarily due to the reduction in our MW delivery obligation in the ISO-NE market for the program year commencing June 1, 2013 through third party bilateral contracts and capacity auctions, and lower installed costs associated with our C&I contracts. The increase in our gross margin during the year ended December 31, 2013 as compared to 2012 was also attributable to the recognition of $1 million of previously deferred revenues from one of our Act 129 programs where the associated costs were recognized in 2012. In addition, the increase in our gross margin was also attributable to higher gross margins from our EfficiencySMART, SupplySMART and other revenues, including the recognition of previously deferred revenues related to an EfficiencySMART data-driven energy management application for the Massachusetts Department of Energy Resources for which a portion of the costs had been expensed in prior periods. The increase in our gross margin for the year ended December 31, 2013 as compared to 2012 was partially offset by a decrease in gross margin primarily related to changes in the management of our portfolio of demand response capacity in the PJM demand response program, including a decrease in the percentage of revenues recognized as a result of the adjustment of our zonal capacity obligations through our participation in PJM incremental auctions and an increase in the overall percentage of revenues paid to our C&I customers. Our increase in gross margin was also partially offset by the recognition of cost of revenues due to the uncertainty of future realizability of these costs, in a certain California demand response program where the associated revenues were deferred due to fees not being fixed or determinable.

We currently expect our gross margins for the year ending December 31, 2014, or fiscal 2014, to return to more historic levels in the mid 40% range. This expected decrease in gross margin compared to fiscal 2013 is expected to result primarily from continued changes in fiscal 2014 in the management of our portfolio of demand response capacity in the PJM demand response program, including an expected decrease in the percentage of higher margin revenues recognized as a result of the adjustment of our zonal capacity obligations through our participation in the PJM incremental auctions and bilateral contracts. In addition, this anticipated decrease in gross margin in fiscal 2014 as compared to fiscal 2013 is expected to result from an expected increase in lower margin energy revenues resulting from a potential increase in both the number of demand response event dispatches and number of MW expected to be dispatched in fiscal 2014 as compared to fiscal 2013 based on current trends.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Percentage Change
	2013	2012
Operating Expenses:
Selling and marketing	$65,915	$55,963	17.8%
General and administrative	79,220	71,643	10.6%
Research and development	18,317	16,226	12.9%

Total	$163,452	$143,832	13.6%

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

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Percentage Change
	2013	2012
Payroll and related costs	$40,613	$35,374	14.8%
Stock-based compensation	5,829	4,641	25.6%
Other	19,473	15,948	22.1%

Total	$65,915	$55,963	17.8%

The increase in payroll and other employee related costs for the year ended December 31, 2013 compared to 2012 was primarily due to an increase in the number of selling and marketing full-time employees from 212 at December 31, 2012 to 231 at December 31, 2013, higher benefit costs, as well as higher average expected bonuses on a per employee basis.

The increase in stock-based compensation for the year ended December 31, 2013 compared to 2012 was primarily due to the grant of additional stock-based awards, as well as an increase in the grant date fair value of stock-based awards granted during the year ended December 31, 2013, as a result of the increase in our stock price as compared to 2012.

The increase in other selling and marketing expenses for the year ended December 31, 2013 compared to 2012 was attributable to an increase of $1.8 million in the allocation of company-wide overhead costs, which are allocated based on headcount, that resulted from both the increase in the number of full-time selling and marketing employees in addition to overall higher overhead costs. This increase for the year ended December 31, 2013 compared to 2012, was also due to higher costs associated with various marketing initiatives of $1.1 million, an increase in amortization expense of $0.3 million and an increase of $0.2 million in software licensing fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Percentage Change
	2013	2012
Payroll and related costs	$45,279	$37,538	20.6%
Stock-based compensation	8,629	7,755	11.3%
Other	25,312	26,350	(3.9)%

Total	$79,220	$71,643	10.6%

The increase in payroll and related costs for the year ended December 31, 2013 compared to 2012 was primarily attributable to a 9% increase in the average number of general and administrative full-time employees from fiscal 2012 to fiscal 2013, higher benefit costs, as well as an increase in overall salary rates and expected bonuses on a per employee basis. The increase was also attributable to the hiring of certain highly compensated employees in fiscal 2013.

The increase in stock-based compensation for the year ended December 31, 2013 compared 2012 was primarily due to an increase in the number of stock-based awards granted during the period and an increase in the overall grant-date fair value of stock-based awards granted as a result of the increase in our stock price. The increase in stock-based compensation for the year ended December 31, 2013 compared to 2012 was also due to an increase in the number of stock-based awards granted to new executive officers and new members of our board of directors during the year ended December 31, 2013, as well as fully-vested awards that were granted to existing members of our board of directors during the first quarter of 2013. This increase for the year ended December 31, 2013 was partially offset by the reversal of stock-based compensation expense associated with the resignations of certain executive officers as a result of forfeitures.

The decrease in other general and administrative expenses for the year ended December 31, 2013 compared to 2012 was primarily attributable to a $2.9 million decrease in the allocation of company-wide overhead costs due to a decline in the percentage of general and administrative employees relative to total employees during the year ended December 31, 2013 as compared to 2012, a lease termination charge of $1.1 million recorded during the year ended December 31, 2012 related to our election to terminate the operating lease of our prior corporate headquarters, and lower regulatory compliance fees of $0.8 million. The decrease in other general and administrative expenses for the year ended December 31, 2013 compared to 2012 was also attributable to a decrease in amortization expense of $0.6 million, the reversal of the accrued acquisition contingent consideration liability of $0.4 million, related to the earn-out payment associated with our 2011 acquisition of Energy Response, as the criteria for the earn-out payment were not achieved and the earn-out period lapsed on December 31, 2013, in addition to lower bad debt expenses and lower conference fees. These decreases were partially offset by higher rent and depreciation expenses of approximately $2.8 million related to our new principal executive offices, higher software license fees and insurance costs of $2.1 million and higher professional service fees of $0.8 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,		Percentage Change
	2013	2012
Payroll and related costs	$9,977	$9,172	8.8%
Stock-based compensation	1,410	1,220	15.6%
Other	6,930	5,834	18.8%

Total	$18,317	$16,226	12.9%

The increase in payroll and other employee related costs for the year ended December 31, 2013 compared to the same period in 2012 was primarily driven by an increase in the number of research and development full-time employees from 90 at December 31, 2012 to 99 at December 31, 2013, an increase in salary rates per full-time employee, as well as, a portion of the bonuses for fiscal 2012 that were settled in shares of our common stock rather than cash and is, therefore, recorded as a component of stock-based compensation expense, and higher benefit costs. These increases for the year ended December 31, 2013 compared to the same period in 2012 were partially offset by an increase in capitalized application development costs primarily related to our continued investment in our EIS and related solutions.

The increase in stock-based compensation for the year ended December 31, 2013 compared to the same period in 2012 was primarily attributable to an increase in the number of stock-based awards granted and an increase in the overall grant-date fair value of the stock-based awards granted as a result of the increase in our stock price. This increase was partially offset by a decrease in the percentage of stock-based compensation expense related to our stock-based awards granted during fiscal 2011 and fiscal 2012 with performance-based vesting conditions that are recognized under the accelerated attribution method and which results in a greater percentage of stock-based compensation expense being recognized in fiscal 2011 and fiscal 2012 as compared to fiscal 2013.

The increase in other research and development expenses for the year ended December 31, 2013 compared to the same period in 2012 was primarily attributable to an increase of $0.9 million in the allocation of company-wide overhead costs, which is based on headcount, higher information technology and communication costs of $0.3 million in support of our business and higher consulting and professional fees of $0.2 million. These increases in other research and development expenses for the year ended December 31, 2013 compared to the same period in 2012 were partially offset by a decrease of $0.3 million in software licenses and fees used in the development of our EIS and related solutions, solutions and products.

Interest and Other (Expense) Income, Net

The increase in interest expense of $0.1 million for the year ended December 31, 2013 compared to 2012 was primarily attributable to higher amortization expense of our deferred financing costs. Other (expense) income, net for the year ended December 31, 2013 was primarily comprised of foreign currency gains (losses) and a nominal amount of interest income. We have approximately $9.8 million at December 31, 2013 exchange rates ($10.9 million Australian) in intercompany receivables denominated in Australian dollars that arose from the acquisition of Energy Response in July 2011. Substantially all of the foreign currency gains (losses) represent unrealized gains (losses) and, therefore, are non-cash in nature. We currently do not hedge any of our foreign currency transactions.

Income Taxes

We recorded a provision for income taxes of $2.6 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively. Although our federal and state net operating loss carryforwards exceeded our taxable income for the years ended December 31, 2013 and 2012, our annual effective tax rate was greater than zero due to the following:

•	estimated foreign taxes on profits earned by our limited risk foreign subsidiaries who provide services to the U.S. parent;

•	certain state taxes for jurisdictions where we have utilized all available net operating loss carryforwards; and

•

amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Our effective tax rate for the year ended December 31, 2013 was 10.7% compared to an effective tax rate of 8.6% for the year ended December 31, 2012.

We review all available evidence to evaluate the recovery of our deferred tax assets, including our history of losses in recent years and our expectations of income in future periods. We believe our history of losses in recent years creates substantial uncertainty around our ability to realize the benefit of our deferred tax assets. As a result, we have provided a valuation allowance against our U.S, Australian and United Kingdom deferred tax assets at December 31, 2013 and December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

The following table summarizes our revenues for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percentage Change
	2012	2011
Revenues:
DemandSMART	$244,852	$259,150	$(14,298)	(5.5)%
EfficiencySMART, SupplySMART and Other	33,132	27,458	5,674	20.7%

Total revenues	$277,984	$286,608	$(8,624)	(3.0)%

The overall decrease in our DemandSMART revenues was primarily attributable to changes in the following existing operating areas (dollars in thousands):

Revenue Increase (Decrease): December 31, 2011 to December 31, 2012
PJM	$(42,092)
New England	(14,347)
OPA	(4,396)
Australia	17,962
Act 129	13,513
Texas	5,996
California	3,873
Alberta	2,680
Other (1)	2,513

Total decrease in demand response revenues	$(14,298)

(1)	The amounts included in this category relate to net increases in various demand response programs, none of which are individually material.

The decrease in our DemandSMART revenues for the year ended December 31, 2012, as compared to 2011, was primarily attributable to less favorable pricing and a decrease in our MW delivery obligations in the PJM and ISO-NE programs, in addition to decreased energy revenues as a result of fewer demand response events that yielded energy payments and a change in the mix of energy rates. In addition, the discontinuance of PJM’s ILR program in June 2012 reduced our flexibility to manage our portfolio of demand response capacity in the PJM market and negatively impacted our revenues for the year ended December 31, 2012. The decrease in DemandSMART revenues was also attributable to the termination of an ISO-NE program during the three months ended June 30, 2012, from which we derived revenues throughout 2011 compared to only six months during the year ended December 31, 2012. In addition, DemandSMART revenues declined due to the recognition of $5.3 million of previously deferred revenues during the year ended December 31, 2011 as a result of an amendment to our utility contract with OPA, or the OPA contract. There was no similar recognition of deferred revenues under the OPA contract during the year ended December 31, 2012. The decrease in DemandSMART revenues was partially offset by an increase in enrolled MW and pricing in our Western Australia program and certain of our Texas programs, including ERCOT, Centerpoint and ONCOR and an increase in enrolled MW and improved performance in our California programs. The decrease in DemandSMART revenues was also partially offset by revenue we earned from the Act 129 programs and a demand response program in Alberta, Canada for which no revenues were recognized in 2011.

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

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our EIS and related solutions, services and products for the years ended December 31, 2012 and 2011 (dollars in thousands):

Year Ended December 31,
2012		2011
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$123,444	44.4%	$123,397	43.1%

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

The increase in other general and administrative expenses for the year ended December 31, 2012 compared to 2011 was attributable to an increase of $3.2 million in facilities expenses due to higher rent and insurance costs in addition to higher depreciation expense that resulted from a change in useful life of the leasehold improvements under our current lease, an increase of $2.5 million in higher fees mainly associated with regulatory compliance, and an increase of $0.8 million in information technology and communication costs in support of our business. The increase in other general and administrative expenses for the year ended December 31, 2012 compared to 2011 was also attributable to a lease termination charge of $1.1 million resulting from our election to terminate the operating lease for our former corporate headquarters effective June 30, 2013. These increases in other general and administrative expenses for the year ended December 31, 2012 were offset by a decrease of $3.8 million in finance charges, most of which were attributable to charges that we recorded during the year ended December 31, 2011 in connection with a certain contract that we terminated during 2011. The increase in other general and administrative expenses for the year ended December 31, 2012 was also offset by an increase of $2.1 million in the allocation to selling and marketing, and research and development of company-wide overhead costs.

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

Interest and Other Income (Expense), Net

The increase in interest expense of $0.5 million for the year ended December 31, 2012 compared to 2011 was mainly attributable to the costs associated with the renegotiation of our 2012 credit facility in addition to higher average outstanding letter of credit balances and higher partner bank fees. Other income (expense), net for the year ended December 31, 2012 was primarily comprised of foreign currency gains (losses) and a nominal amount of interest income. We had approximately $21.2 million, at December 31, 2012 exchange rates ($20.4 million Australian), in intercompany receivables denominated in Australian dollars that arose from the acquisition of Energy Response in July 2011. Substantially all of the foreign currency gains (losses) represent unrealized gains (losses) and, therefore, are non-cash in nature. We currently do not hedge any of our foreign currency transactions.

Income Taxes

We recorded a provision for income taxes of $1.8 million for each of the years ended December 31, 2012 and 2011. Although our federal and state net operating loss carryforwards exceeded our taxable income for the years ended December 31, 2012 and 2011, our annual effective tax rate was greater than zero due to the following:

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

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of December 31, 2013, we had an accumulated deficit of $81.4 million. As of December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $149.2 million, an increase of $34.2 million from the December 31, 2012 balance of $115.0 million. At December 31, 2013 and December 31, 2012, the majority of our excess cash was invested in money market funds.

We believe our existing cash and cash equivalents at December 31, 2013 and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Subsequent to December 31, 2013, we have utilized approximately $29.4 million of our cash and cash equivalents in connection with a certain domestic minority-interest equity investment and related licensing agreement and certain international business combinations. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our EIS and related solutions, services and products to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new EIS and related solutions, services and products, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents and our anticipated cash flows from operating activities are insufficient to fund our future activities or acquisitions, we may be required to raise additional funds through bank credit arrangements, including the potential expansion, renewal or replacement of the 2013 credit facility, or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$79,464	$31,011	$27,637
Cash flows used in investing activities	(37,889)	(3,585)	(95,516)
Cash flows (used in) provided by financing activities	(6,804)	356	1,997
Effects of exchange rate changes on cash and cash equivalents	(623)	(38)	(237)

Net change in cash and cash equivalents	$34,148	$27,744	$(66,119)

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the year ended December 31, 2013 was approximately $79.5 million and consisted of net income of $22.1 million, $47.5 million of non-cash items and $9.9 million of net cash provided by working capital and other activities. The non-cash items primarily consisted of depreciation and amortization, stock-based compensation expense, impairment charges, unrealized foreign exchange transaction losses, deferred taxes and non-cash interest expense. Cash provided by working capital and other activities consisted of a decrease in capitalized incremental direct customer contract costs of $2.0 million, an increase of

$5.7 million in other noncurrent liabilities primarily due to deferred rent associated with our new corporate headquarters, an increase in accrued capacity payments of $28.5 million, an increase of $0.6 million in accrued payroll and related expenses and an increase of $1.0 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the repayment of certain accrued performance adjustments. These amounts were offset by cash used in working capital and other activities consisting of an increase in accounts receivable of $1.2 million, an increase of $21.4 million in unbilled revenues primarily related to the PJM demand response market, an increase in prepaid expenses and other assets of $1.5 million and a decrease of $3.8 million in deferred revenue.

Cash provided by operating activities for the year ended December 31, 2012 was approximately $31.0 million and consisted of a net loss of $22.3 million, offset by $42.3 million of non-cash items and $11.0 million of net cash provided by working capital and other activities. The non-cash items primarily consisted of depreciation and amortization, stock-based compensation expense, impairment charges, unrealized foreign exchange transaction gains, deferred taxes and non-cash interest expense. Cash provided by working capital and other activities consisted of a decrease of $19.2 million in unbilled revenues relating to the PJM demand response market, a decrease in prepaid expenses and other assets of $2.9 million, an increase of $14.5 million in deferred revenue, an increase of $1.4 million in accrued payroll and related expenses and an increase of $1.6 million in other noncurrent liabilities. These amounts were offset by cash used in working capital and other activities consisting of an increase in accounts receivable of $11.5 million due to the timing of cash receipts under the demand response programs in which we participate, an increase in capitalized incremental direct customer contract costs of $5.7 million, a decrease in accrued capacity payments of $9.2 million, the majority of which was related to the PJM demand response market and a decrease of $2.4 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the repayment of certain accrued performance adjustments.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $37.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, we incurred $36.7 million in capital expenditures primarily related to our new corporate headquarters, purchases of demand response equipment, as well as capitalized internal use software costs as we continue our investment to further develop and enhance our applications. We also made a payment of $0.7 million to acquire a customer contract. In addition, our restricted cash and deposits increased by $0.5 million primarily due to an increase in restricted cash utilized to collateralize performance obligations under certain demand response arrangements.

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

Cash used in investing activities was $95.5 million for the year ended December 31, 2011. During the year ended December 31, 2011, we acquired Global Energy for a purchase price of $26.7 million, of which we paid $19.9 million in cash, M2M for a purchase price of $28.6 million, of which we paid $17.5 million in cash, and Energy Response for a purchase price of $30.1 million, of which we paid $27.3 million in cash, and we completed another immaterial acquisition for a purchase price of $5.2 million, of which we paid $3.9 million in cash. The net cash acquired from these acquisitions was $1.1 million. Additionally, our cash investments included the cash portion of the acquisition contingent consideration for Cogent of $1.5 million. Our other principal cash investments during the year ended December 31, 2011 related to capitalized internal use software costs used to build out and expand our EIS and related solutions, services and products and purchases of property and equipment. We incurred $17.6 million in capital expenditures primarily related to the purchase of office equipment, demand response equipment and other miscellaneous expenditures. In addition, during the year ended December 31, 2011, our deposits increased by $8.4 million primarily due to financial assurance requirements related to our demand response programs in Australia and our long-term assets increased by $0.5 million due to financing costs in connection with the 2011 credit facility.

Cash Flows (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities was ($6.8) million, $0.4 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, cash used in financing activities primarily consisted of payments made to repurchase shares of our common stock of $9.5 million, as well as payments made to cover employee restricted stock minimum tax withholdings of $0.3 million, partially offset by proceeds that we received from exercises of options to purchase shares of our common stock of $2.4 million. For the years ended December 31, 2012 and 2011, cash provided by financing activities primarily consisted of proceeds that we received from exercises of options to purchase shares of our common stock.

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

•

a change to our monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities, increasing our required minimum of unrestricted cash from $30.0 million to $45.0 million for certain periods; and

•

inclusion of a borrowing base covenant that limits the amount of borrowings, including letters of credit, under the 2013 credit facility based on a specified calculation. This borrowing base covenant was effective through the required filing date of the Company’s September 30, 2013 unaudited condensed consolidated financial statements with the SEC on Form 10-Q, as well as for any period in which the Company’s unrestricted cash falls below $70.0 million.

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5.0 million may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at our election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% per annum or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00% per annum. The letter of credit fee charged under the 2013 credit facility is 2.00% per annum. We expense the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all of our domestic assets and several of our domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and we would be required to collateralize with cash any outstanding letters of credit under the 2013 credit facility up to 105% of the amounts outstanding. We incurred financing costs of $0.1 million in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, we incurred financing costs of approximately $0.5 million which have been deferred and are being amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

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

On December 3, 2013, we entered into an amendment to the 2013 credit facility. This amendment provided for the licensing of intellectual property rights to one of our subsidiaries and the lessening of a restriction on our and our subsidiaries’ ability to make certain permitted investments.

On January 16, 2014, we entered into an amendment to the 2013 credit facility. This amendment provided for lessening of certain restrictions on our and our subsidiaries’ ability to acquire other entities, incur additional indebtedness, enter into transactions with affiliates, transfer assets, and repurchase our common stock. In addition, this amendment provided for a decrease to the minimum free cash flow financial covenant that we are required to meet. In connection with this amendment, we incurred additional financing costs of $0.2 million which have been deferred and are being amortized to interest expense over the remaining term of the 2013 credit facility.

As of December 31, 2013, we were in compliance with all of our covenants under the 2013 credit facility. We believe that it is reasonably assured that we will comply with the covenants of the 2013 credit facility for the foreseeable future.

As of December 31, 2013, we had no borrowings, but had outstanding letters of credit totaling $49.2 million, under the 2013 credit facility. The increase in the amount of outstanding letters of credit from December 31, 2012 to December 31, 2013 is primarily the result of additional letters of credit issued as collateral for new demand response arrangements and obligations. As of December 31, 2013, we had $20.8 million available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

Contingent Earn-Out Payments

As discussed in Note 14 of our consolidated financial statements contained herein, in connection with our acquisitions of Entelios AG and Activation Energy DSU Limited, we may be obligated to pay additional contingent purchase price consideration related to earn-out payments of $2.0 million (1.5 million Euros) and $1.4 million ($1.0 million Euros), respectively, based on the applicable exchange rates as of the closing date of each respective transaction. The earn-out payment for Entelios AG, if any, will be based on the achievement of certain minimum defined profit metrics for the years ended December 31, 2014 and 2015, respectively. Of the $2.0 million (1.5 million Euros) maximum earn-out payment, up to $0.8 million (0.6 million Euros) and $1.2 million (0.9 million Euros) relate to the achievement of the defined profit metrics for the years ended December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment if the milestone is not fully achieved, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. The earn-out payment for Activation Energy Limited, if any, will be based on the achievement of certain minimum defined megawatt enrollment, as well as, profit metrics for the years ended December 31, 2014 and 2015, respectively. Of the $1.4 million (1.0 million Euros) maximum earn-out payment, up to $0.4 million (0.3 million Euros) and $1.0 million (0.7 million Euros) relate to the achievement of the defined profit metrics for the years ended December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment if the milestone is not fully achieved, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. We will determine the initial fair value of the earn-out payment as of each of the respective acquisition dates and such fair value will be included as a component of the applicable acquisition’s purchase price will subsequent changes in fair value being recorded within our consolidated statements of operations.

Capital Spending

We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installations related to our business. Our capital expenditures totaled $36.7 million, $15.9 million and $17.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. We expect our capital expenditures for 2014 to be higher than our historical levels but less than 2013 as 2013 included capital expenditures related to a lease for our new corporate headquarters.

Contractual Obligations

Information regarding our significant contractual obligations of the types described below is set forth in the following table. Payments due by period have been presented based on payments due subsequent to December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$27,731	$5,292	$8,104	$7,974	$6,361

Total	$27,731	$5,292	$8,104	$7,974	$6,361

Our operating lease obligations relate primarily to the leases of our corporate headquarters in Boston, Massachusetts and our offices in Walnut Creek and San Francisco, California; Baltimore, Maryland; Boise, Idaho; and Melbourne, Australia as well as certain property and equipment.

In connection with our acquisition of M2M, we are required to pay additional consideration that was deferred at the date of the acquisition. This deferred purchase price consideration of $7.0 million will be paid upon the earlier of the satisfaction of certain conditions contained in the definitive agreement or seven years after the acquisition date of January 25, 2011. The deferred purchase price consideration is not subject to adjustment or forfeiture. We recorded our estimate of the fair value of the deferred purchase price consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the deferred purchase price consideration prior to seven years from the acquisition date and weighted probability assumptions of these outcomes. The cash portion of the deferred purchase price consideration of less than $0.5 million is recorded as a liability, discounted to reflect the time value of money. As the milestone payment date approaches, the fair value of this liability will increase. The fair value of the deferred purchase price consideration of $3.4 million, related to the 254,654 shares of common stock to be issued upon the milestone payment date has been classified as additional paid-in capital within stockholders’ equity. With respect to the cash portion of the deferred purchase price consideration, the increase in fair value is recorded as an expense in our accompanying consolidated statements of operations. During each of the years ended December 31, 2013 and 2012, we recorded a charge of less than $0.1 million related to the accretion for the time value of money discount. At December 31, 2013, the liability was recorded at $0.6 million. The deferred purchase price consideration to be paid in shares meets the requirements of an equity instrument and, accordingly, will not be remeasured at fair value each reporting period. This acquisition had no contingent consideration or earn-out payments.

As of December 31, 2013, we had no borrowings, but had outstanding letters of credit totaling $49.2 million under the credit facility. As of December 31, 2013, we had $20.8 million available under the credit facility for future borrowings or issuances of additional letters of credit.

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

We guarantee the electrical capacity we have committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash or letters of credit. Performance guarantees as of December 31, 2013 and 2012 were $50.9 million and $44.5 million, respectively. For the year ended December 31, 2013, these performance guarantees include deposits held by certain customers of $0.1 million and certain restricted cash utilized to collateralize certain demand response programs of $1.6 million. For the year ended December 31, 2012, these performance guarantees included deposits held by certain customers of $1.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of December 31, 2013, we had outstanding letters of credit totaling $49.2 million. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources—Credit Facility Borrowings” above and Note 12 to our consolidated financial statements contained herein.

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

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2013, 2012 and 2011, respectively, as well as reasons for excluding these individual items:

•

Management defines non-GAAP net income (loss) as net income (loss) before expenses related to stock-based compensation and amortization expenses related to acquisition-related intangible assets, net of related tax effects.

•

Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock-based compensation, interest, income taxes and other (expense) income. Adjusted EBITDA eliminates items that are either not part of our core operations, do not require a cash outlay or are material non-recurring charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historic cost incurred to build out our deployed network and may not be indicative of current or future capital expenditures.

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

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per Share

Net income for the year ended December 31, 2013 was $22.1 million, or $0.80 per basic share and $0.76 per diluted share, compared to a net loss of $22.3 million, or $0.84 per basic and diluted share for the year ended December 31, 2012, and net loss of $13.4 million, or $0.52 per basic and diluted share, for the year ended December 31, 2011. Excluding stock-based compensation charges and amortization of expenses related to acquisition-related assets, net of tax effects, non-GAAP net income for the year ended December 31, 2013 was $45.0 million, or $1.62 per basic share and $1.55 per diluted share, compared to a non-GAAP net loss of $1.4 million, or $0.05 per basic and diluted share, for the year ended December 31, 2012, and a non-GAAP net income of $5.9 million, or $0.23 per basic share and $0.22 per diluted share, for the year ended December 31, 2011. The reconciliation of GAAP net income (loss) to non-GAAP net income (loss) is set forth below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
GAAP net income (loss)	$22,088	$(22,293)	$(13,383)
ADD: Stock–based compensation	15,868	13,616	13,464
ADD: Amortization expense of acquired intangible assets	7,029	7,241	5,856

Non-GAAP net income (loss)	$44,985	$(1,436)	$5,937

GAAP net income (loss) per basic share	$0.80	$(0.84)	$(0.52)
ADD: Stock–based compensation	0.57	0.52	0.52
ADD: Amortization expense of acquired intangible assets	0.25	0.27	0.23

Non-GAAP net income (loss) per basic share	$1.62	$(0.05)	$0.23

GAAP net income (loss) per diluted share	$0.76	$(0.84)	$(0.52)
ADD: Stock–based compensation	0.55	0.52	0.52
ADD: Amortization expense of acquired intangible assets	0.24	0.27	0.23
LESS: Dilutive impact on weighted average common stock equivalents	—	—	(0.01)

Non-GAAP net income (loss) per diluted share	$1.55	$(0.05)	$0.22

Weighted average number of common shares outstanding
Basic	27,774,778	26,551,234	25,799,494
Diluted	29,045,066	26,551,234	26,766,359

The non-GAAP adjustments above would have no impact on the provision for income taxes recorded for the years ended December 31, 2013, 2012 or 2011, respectively.

Adjusted EBITDA

Adjusted EBITDA was $71.4 million, $18.4 million, and $26.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The reconciliation of adjusted EBITDA to net income (loss) is set forth below:

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$22,088	$(22,293)	$(13,383)
Add back:
Depreciation and amortization	27,844	25,218	22,043
Stock-based compensation expense	15,868	13,616	13,464
Other expense (income)	1,342	(1,457)	987
Interest expense	1,646	1,591	1,053
Provision for income tax	2,640	1,771	1,806

Adjusted EBITDA	$71,428	$18,446	$25,970

Free Cash Flow

Cash flow from operating activities was $79.5 million, $31.0 million and $27.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We generated $42.8 million, $15.2 million and $10.0 million of free cash flow for the years ended December 31, 2013, 2012 and 2011, respectively. The reconciliation of free cash flow to cash flow from operating activities is set forth below:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$79,464	$31,011	$27,637
Subtract:
Purchases of property and equipment	(36,663)	(15,854)	(17,613)

Free cash flow	$42,801	$15,157	$10,024

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Codification 605, Revenue Recognition (ASC 605). In all of our arrangements, we do not recognize any revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. In making these judgments, we evaluate the following criteria:

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

•

Fees are fixed or determinable.    We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment and we cannot reliably estimate this amount, we recognize revenues when the right to a refund or adjustment lapses. If we offer payment terms significantly in excess of our normal terms, we recognize revenues as the amounts become due and payable or upon the receipt of cash.

•

Collection is reasonably assured.    We conduct credit reviews at the inception of an arrangement to determine the creditworthiness of the customer. Collection is reasonably assured if, based upon evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, revenues are deferred and recognized upon the receipt of cash.

We maintain a reserve for customer adjustments and allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data and known performance adjustments. These factors, and unanticipated changes in the economic and industry environment, could cause our reserve estimates to differ from actual results. We record a provision for estimated customer adjustments and allowances in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular program, analysis of credit memo data, historical customer adjustments, and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination was made and revenues in that period could be affected. As of December 31, 2013 and 2012, our revenue reserves were $0.5 million and $0.6 million, respectively. During the year ended December 31, 2013, we recorded a reduction of our revenue reserves of $0.1 million due a decline in the overall rate of adjustments. During the year ended December 31, 2012, we recorded revenue reserves of $0.5 million based on our analysis. Reserve requirements in 2011 were not material.

Demand Response Revenues

We enter into contracts and open market bidding programs with utilities and electric power grid operators to provide demand response applications and services. Currently we have two principal service offerings under which we provide demand response applications and services: (1) full-service turnkey offering to utilities under which we manage all aspects of demand response program delivery to deliver a firm capacity resource and (2) utility partnership offering under which utilities can utilize software through a software as a service offering, integrated metering hardware, and professional services to support their tariff-based C&I demand response programs on a service-level agreement basis.

EnerNOC Demand Resource Solution

The majority of our demand response revenues are generated from this service offering. Demand response revenues consist of two elements: revenue earned based on our ability to deliver committed capacity to our electric power grid operator and utility customers, which we refer to as capacity revenue; and revenue earned based on additional payments made to us for the amount of energy usage actually curtailed from the grid during a demand response event, which we refer to as energy event revenue.

We recognize demand response revenue when we have provided verification to the electric power grid operator or utility of our ability to deliver the committed capacity which entitles us to payments under the contract or open market program. Committed capacity is generally verified through the results of an actual demand response event or a measurement and verification test. Once the capacity amount has been verified, the revenue is recognized and future revenue becomes fixed or determinable and is recognized monthly until the next demand response event or test. In subsequent verification events, if we verify capacity is below the previously verified amount, the electric power grid operator or utility customer will reduce future payments based on the adjusted verified capacity amounts. Ongoing demand response revenue recognized between demand response events or tests that are not subject to penalty or customer refund are recognized in revenue. If the revenue is subject to refund and the amount of refund cannot be reliably estimated, the revenue is deferred until the right of refund lapses.

We have evaluated the factors within ASC 605 regarding gross versus net revenue reporting for our demand response revenues and our payments to C&I customers. Based on the evaluation of the factors within ASC 605, we have determined that all of the applicable indicators of gross revenue reporting were met. The applicable indicators of gross revenue reporting included, but were not limited to, the following:

•

We are the primary obligor in our arrangements with electric power grid operator and utility customers because we provide our demand response services directly to electric power grid operators and utilities under long-term contracts or pursuant to open market programs and contracts separately with C&I customers to deliver such services. We manage all interactions with the electric power grid operators and utilities, while C&I customers do not interact with the electric power grid operators and utilities. In addition, we assume the entire performance risk under our arrangements with electric power grid operator and utility customers, including the posting of financial assurance to assure timely delivery of committed capacity with no corresponding financial assurance received from our C&I customers. In the event of a shortfall in delivered committed capacity, we are responsible for all penalties assessed by the electric power grid operators and utilities without regard for any recourse we may have with our C&I customers.

•

We have latitude in establishing pricing, as the pricing under our arrangements with electric power grid operators and utilities is negotiated through a contract proposal and contracting process or determined through a capacity auction. We then separately negotiate payments to C&I customers and have complete discretion in the contracting process with the C&I customers.

•

We have complete discretion in determining which suppliers (C&I customers) will provide the demand response services, provided that the C&I customer is located in the same region as the applicable electric power grid operator or utility.

•

We are involved in both the determination of service specifications and perform part of the services, including the installation of metering and other equipment for the monitoring, data gathering and measurement of performance, as well as, in certain circumstances, the remote control of C&I customer loads.

As a result, we determined that we earn revenues (as a principal) from the delivery of demand response services to electric power grid operator and utility customers and record the amounts billed to the electric power grid operator and utility customers as gross demand response revenues and the amounts paid to C&I customers as cost of revenues.

Commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program are being recognized at the end of the four-month delivery period of June through September, or during the three month period ended September 30th of each year. Because the period during which we are required to perform (June through September) is shorter than the period over which payments are received under the program (June through May), a portion of the revenues that have been earned are recorded and accrued as unbilled revenue. Substantially all revenues related to the PJM open market program years ended September 30, 2013 and September 30, 2012 were recognized during the three month periods ended

September 30, 2013 and September 30, 2012, respectively, and as a result of the billing period not coinciding with the revenue recognition period, we had $64.6 million and $44.9 million in unbilled revenues from PJM at December 31, 2013 and December 31, 2012, respectively.

As a result of contractual amendments entered into during the year ended December 31, 2011 to amend certain refund provisions included in one of our contracts with a utility customer, we concluded that we could reliably estimate the fees potentially subject to refund and therefore, the fees were fixed or determinable. As a result, during the year ended December 31, 2011, we recognized as revenues $5.3 million of fees that had been previously deferred. As of December 31, 2013, 2012 and 2011, there were no deferred revenues related to this contractual arrangement.

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

EnerNOC Demand Manager Solution

Under this offering, we generally receive an ongoing fee for overall management of the utility demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch. We recognize revenues from these fees ratably over the applicable service delivery period commencing upon when the C&I customers have been enrolled and the contracted services have been delivered. In addition, under this offering, we may receive additional fees for program start-up, as well as, for C&I customer installations. We have determined that these fees do not have stand-alone value due to the fact that such services do not have value without the ongoing services related to the overall management of the utility demand response program and therefore, we recognize these fees over the estimated customer relationship period, which is generally the greater of 3 years or the contract period, commencing upon the enrollment of the C&I customers and delivery of the contracted services. Through December 31, 2013, revenues from EnerNOC Demand Manager have not been material to our consolidated results of operations.

Non-Demand Response Revenues

With respect to our non-demand response revenues, which represent our EfficiencySMART, SupplySMART and other revenues, these generally represent ongoing service arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted service with the customer. Under certain of our arrangements, in particular certain EfficiencySMART arrangements with utilities, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain other of our arrangements, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer revenues associated with the equipment and we begin recognizing such revenue ratably over the expected C&I customer relationship period (generally 3 years), once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

We adopted ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) at the beginning of our first quarter of the fiscal year ended December 31, 2011 (fiscal 2011) on a prospective basis for transactions originating or materially modified on or after January 1, 2011. The impact of adopting ASU 2009-13 was not material to our fiscal 2011 financial statements, and if it was applied in the same manner to the fiscal year ended December 31, 2010 (fiscal 2010) would not have had a material impact to revenue for fiscal 2010. The adoption of ASU 2009-13 has not had and is not expected to have a significant impact on the timing and pattern of revenue recognition due to our limited number of multiple element arrangements.

We typically determine the selling price of our services based on vendor specific objective evidence (VSOE). Consistent with our methodology under previous accounting guidance, we determine VSOE based on our normal pricing and discounting practices for the specific service when sold on a stand-alone basis. In determining VSOE, our policy is to require a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. We typically have had VSOE for our products and services.

In certain circumstances, we are not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to the infrequent occurrence of stand-alone sales for an element, a limited sales history for new services or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. Third Party Evidence (TPE) of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers. We are typically not able to determine TPE and have not used this measure since we have been unable to reliably verify standalone prices of competitive solutions. Our best estimate of selling price (ESP) is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. Use of ESP is limited to a very small portion of our services, principally certain EfficiencySMART services.

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

Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional EIS and related solutions, services and products. Non-compete agreements represent arrangements with certain employees that limit or prevent their ability to take employment at a competitor for a fixed period of time. Trade names represent acquired product names that we intend to continue to utilize.

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

During the years ended December 31, 2013 and December 31, 2012, we did not identify any adverse conditions or change in expected cash flows or useful lives of our definite-lived intangible assets that could indicate the existence of a potential impairment.

During the year ended December 31, 2011, as a result of a discontinuation of certain trade names acquired in connection with the acquisition of Energy Response Holdings Pty Ltd, or Energy Response, in July 2011 and another immaterial acquisition that occurred in January 2011, we determined that these definite-lived intangible assets were impaired and recorded an impairment charge of $0.2 million to reduce the carrying value of these assets to zero, which was included in selling and marketing expense in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2011, as a result of the discontinuation of certain customer relationships related to a 2009 acquisition, we recorded an impairment charge of $0.3 million which was included in selling and marketing expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, as a result of our review and realignment of our development efforts, we discontinued our efforts to complete the development of a certain in-process research and development indefinite-lived intangible asset related to our March 2010 acquisition of Zox, LLC, or Zox. As a result, we recorded an impairment charge related to this indefinite-lived in-process research and development intangible asset of $0.5 million and an impairment charge related to the associated definite-lived patent intangible asset of less than $0.1 million, both of which are included in research and development expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011. We had no indefinite-lived intangible assets as of December 31, 2013, 2012 or 2011, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We have determined that we currently have 2 reporting units: (1) our consolidated Australian operations and (2) all other operations. Although our chief operating decision maker, which is our chief executive officer and certain members of our executive management team, collectively, make business decisions based on the evaluation of financial information at the entity level, certain discrete financial information is available related to our consolidated Australian operations with such discrete financial information utilized by the business unit manager to manage the consolidated Australian operations and make decisions for those operations. The consolidated Australian operations are comprised of the operations acquired in the acquisitions of Energy Response and another immaterial acquisition, as well as the operations of our subsidiary, EnerNOC Australia Pty Ltd. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is November 30 (Impairment Test Date).

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

In order to determine the fair value of our reporting units, we utilize both a market approach based on the quoted market price of our common stock and the number of shares outstanding and a discounted cash flow (DCF) under the income approach. The key assumptions that drive the fair value in the DCF model are the discount rates (i.e. WACC), terminal values, growth rates, and the amount and timing of expected future cash flows. If the current worldwide financial markets and economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF, as the WACC increases, the fair value decreases. The other significant factor in the DCF is its projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if its assumptions were to be adversely impacted, this could result in a reduction of the fair value of the entity. As a result of completing the first step on the Impairment Test Date, the fair value exceeded the carrying value, and as such the second step of the impairment test was not required. To date, we have not been required to perform the second step of the impairment test. As of the Impairment Test Date and as of December 31, 2013, our market capitalization exceeded the carrying value of our consolidated net assets by more than 85%. In addition, as of the Impairment Test Date, the fair value of both our consolidated Australian reporting unit and our all other operations reporting unit exceeded each of their respective carrying values by more than 100%.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income (loss) in our consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

During the years ended December 31, 2013, 2012 and 2011, we identified impairment indicators related to certain demand response equipment as a result of the removal of such equipment from service during each of these respective years. As a result of these impairment indicators, we performed impairment tests during the years ended December 31, 2013, 2012 and 2011, and recognized impairment charges of $0.7 million, $1.1 million and $0.6 million, respectively, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying consolidated statements of operations. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

During the three month period ended December 31, 2012, in connection with our ongoing efforts to optimize our demand response portfolio, we commenced a plan to settle a portion of our future contractual delivery obligations under one of our demand response arrangements with a certain open market program customer. As a result of the commencement of this plan, we concluded that it was more likely than not that certain of our production and generation equipment utilized in connection with this demand response arrangement would be disposed or abandoned, significantly before the end of its previously estimated useful life, and that this represented a potential indicator of impairment. Accordingly, we performed an impairment test during the year ended December 31, 2012.

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

We also re-evaluated the estimated useful life of this production and generation equipment and concluded that a change in the estimated useful life was required. As a result, commencing in December 2012, we revised the estimated useful life of the remaining net book value of the production and generation equipment totaling $0.4 million to fully depreciate these assets over the shorter of their estimated remaining useful life or the date on which our delivery obligations under this demand response arrangement are expected to cease.

During the year ended December 31, 2011, we identified potential indicators of impairment related to certain demand response and back-up generator equipment as a result of lower than estimated demand response event performance by these assets. As a result of the potential indicators of impairment, we performed impairment tests. The applicable long-lived assets are measured for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. We determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. We determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, and a discount rate of 11%, which we determined represents a market rate of return for the assets being evaluated for impairment. We recorded an impairment charge of $0.1 million during the year ended December 31, 2011, which is reflected in cost of revenues in the accompanying consolidated statements of operations. The impairment charges were allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.

Software Development Costs

We capitalize eligible costs associated with software developed or obtained for internal use. We capitalize the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software in addition to applicable third-party costs. We amortize these costs on a straight-line basis over the estimated useful life of the software, which is generally two to three years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. Internal use software development costs of $7.9 million, $4.7 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, have been capitalized. The increase in capitalized software development costs during the year ended December 31, 2013 as compared to 2012 and 2011 was primarily due to an overall increase in capitalized labor as a result of an increase in new technology developments including significant new functionality and enhancements, as well as, an increase in capitalized license costs to support the new technology developments. During the year ended December 31, 2012, we capitalized $0.7 million of software development costs related to the implementation of a company-wide human resource system which was put into production in June 2012 and is being amortized over a three-year useful life.

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

Risk-free interest rate—The yield on zero-coupon U.S. Treasury securities, for a period that is commensurate with the expected term assumption, is used as the risk-free interest rate.

The fair value of stock awards where vesting is solely based on service vesting conditions is expensed ratably over the vesting period. With respect to certain awards of restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation (ASC 718) over the vesting period. During the year ended December 31, 2013, we granted 480,000 shares of non-vested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited. During the year ended December 31, 2012, we granted 1,023,010 shares of non-vested restricted stock to certain executives and non-executive employees that contain performance-based vesting conditions and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. If the employee who received the restricted stock leaves our employment prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to us.

During the year ended December 31, 2013, as a result of the departure of our former Executive Vice President, certain unvested share-based payments that were previously deemed probable of vesting were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the year ended December 31, 2013, we reversed approximately $0.3 million of stock-based compensation expense that had been recognized in prior years related to the portion of these unvested share-based payments that had been previously expected to vest.

In November 2011, our Board of Directors approved a plan to include performance-based stock awards as part of the annual non-executive bonus plan. In December 2011, 283,334 shares were issued under the 2007 Plan with a fair value of $2.7 million and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. Through December 31, 2011, we determined that no awards were probable of vesting and as a result, no stock-based compensation expense related to these awards was recorded through December 31, 2011. In March 2012, the performance conditions were modified and we determined that the modified performance conditions were probable of being achieved. As the performance-based stock awards were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the awards. The fair value of these awards was re-measured as of the modification date resulting in a new grant-date fair value of $2.1 million after accounting for cancelled grants due to employee terminations. As these awards were probable of vesting as of March 31, 2012 and a portion of the service period had lapsed, we recorded a cumulative catch-up adjustment of stock-based compensation expense during 2012 as required by ASC 718. During the years ended December 31, 2013, 2012 and 2011, there were no other changes to probabilities of existing performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 7.7% as of December 31, 2013 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

We recognized $15.9 million, $13.6 million and $13.5 million of stock-based compensation expense for employee equity awards during the years ended December 31, 2013, 2012 and 2011, respectively.

Of the stock options outstanding at December 31, 2013, 952,249 options were held by our employees and directors and 8,493 options were held by non-employees. For outstanding unvested stock options related to employees as of December 31, 2013, we had $0.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 0.9 years. There were no material unvested non-employee options as of December 31, 2013.

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of December 31, 2013, we had $15.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average of 2.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of December 31, 2013, we had $4.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were not probable of vesting as of December 31, 2013, we had less than $0.1 million of unrecognized stock-based compensation expense. If and when any additional portion of these awards are deemed probable to vest or awards that are deemed probable to vest become not probable, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Accounting for Income Taxes

We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.

Our deferred tax assets relate primarily to net operating losses and tax credit carryforwards, intangible assets, deferred revenue, and stock-based compensation. We have accumulated consolidated net losses since our inception and as a result, we have recorded a valuation allowance against our net deferred tax assets in the United States and Australia at December 31, 2013and 2012 and the United Kingdom at December 31, 2013 . Our deferred tax liabilities primarily relate to our acquisitions and depreciation of property and equipment.

ASC 740, Income Taxes (ASC 740), prescribes a recognition threshold and measurement criteria for tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized.

We have $0.6 million and $0.4 million of unrecognized tax benefits as of December 31, 2013 and 2012, respectively.

In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. Although we believe our estimates are reasonable, no assurance can be given that the final outcome of tax matters will be consistent with our historical income tax accruals, and the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC 815. The amendment is effective immediately. This amendment did not have any impact on our consolidated financial statements.

Presentation of amounts reclassified out of Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income (loss). The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required to be reclassified in its entirety to net income (loss). For other amounts that are not required to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income (loss) or other comprehensive income (loss) in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.

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

Year Ended December 31, 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Revenues	$32,850	$36,153	$278,473	$35,984
Gross profit	10,653	12,280	152,401	15,834
Operating expenses	40,594	44,805	40,042	38,011
(Loss) income from operations	(29,941)	(32,525)	112,359	(22,177)
Net (loss) income	(30,537)	(34,351)	106,857	(19,881)
Basic net (loss) income per share:	$(1.12)	$(1.23)	$3.83	$(0.71)
Diluted net (loss) income per share:	$(1.12)	$(1.23)	$3.70	$(0.71)

Year Ended December 31, 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Revenues	$24,450	$33,273	$177,947	$42,314
Gross profit	5,888	8,345	95,000	14,211
Operating expenses	33,958	36,111	35,689	38,074
(Loss) Income from operations	(28,070)	(27,766)	59,311	(23,863)
Net (loss) income	(27,713)	(29,136)	60,348	(25,792)
Basic net (loss) income per share:	$(1.06)	$(1.10)	$2.26	$(0.96)
Diluted net (loss) income per share:	$(1.06)	$(1.10)	$2.21	$(0.96)

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

A majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, British pounds, Canadian dollars and New Zealand dollars. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During each of the years ended December 31, 2013, 2012 and 2011, our sales generated outside the United States were 19%, 12% and 6%, respectively. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales and will continue to grow in subsequent fiscal years.

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

During the years ended December 31, 2013, 2012 and 2011, we incurred foreign exchange (losses) gains of ($1.7) million, $0.6 million and ($1.6) million, respectively. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables we held from one of our Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response (see Note 2) and the significant fluctuations in the Australian dollar exchange rate during the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, and December 31, 2012, we realized (losses) gains of ($0.5) and $0.4 million, respectively, related to transactions denominated in foreign currencies. During the year ended December 31, 2011 there were no material realized gains (losses) incurred related to transactions denominated in foreign currencies. As of December 31, 2013, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $9.8 million at December 31, 2013 exchange rates ($10.9 million Australian).

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations other than the impact on the unrealized gain (loss) on the intercompany receivable held by us from our Australian subsidiary that is denominated in Australian dollars, and for which a hypothetical 10% increase or decrease in the foreign currency would result in an incremental $1.0 million gain or loss.

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

Interest Rate Risk

As of December 31, 2013, we had no outstanding debt under the 2013 credit facility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), or the COSO criteria.

Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerNOC, Inc.

We have audited EnerNOC, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). EnerNOC, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerNOC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of EnerNOC, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions “Directors and Executive Officers,” “Corporate Governance and Board Matters—Corporate Code of Conduct and Ethics,” “Corporate Governance and Board Matters—Procedures for Recommending Nominees for Our Board of Directors,” “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions “Information About Executive and Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters—Board Determination of Independence” and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements beginning on page F-1 of Appendix A are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011

•	Notes to the Consolidated Financial Statements

(b)	Exhibits

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

EnerNOC, Inc.

Date: March 7, 2014	By:	/S/ TIMOTHY G. HEALY

		Name:	Timothy G. Healy
		Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TIMOTHY G. HEALY Timothy G. Healy	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 7, 2014

/S/ NEIL MOSES Neil Moses	Chief Financial Officer (principal financial and accounting officer)	March 7, 2014

/S/ DAVID B. BREWSTER David B. Brewster	Director and President	March 7, 2014

/S/ JAMES P. BAUM James P. Baum	Director	March 7, 2014

/S/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr.	Director	March 7, 2014

/S/ RICHARD DIETER Richard Dieter	Director	March 7, 2014

/S/ TJ GLAUTHIER TJ Glauthier	Director	March 7, 2014

/S/ PETER GYENES Peter Gyenes	Director	March 7, 2014

APPENDIX A

EnerNOC, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerNOC, Inc.

We have audited the accompanying consolidated balance sheets of EnerNOC, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerNOC, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerNOC, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 7, 2014

EnerNOC, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$149,189	$115,041
Restricted cash	1,834	9
Trade accounts receivable, net of allowance for doubtful accounts of $454 and $487 at December 31, 2013 and 2012, respectively	35,933	35,208
Unbilled revenue	66,675	45,269
Capitalized incremental direct customer contract costs	9,509	10,226
Deposits	252	2,296
Prepaid expenses and other current assets	6,610	4,640
Assets held for sale	681	—

Total current assets	270,683	212,689
Property and equipment, net of accumulated depreciation of $75,810 and $67,909 at December 31, 2013 and 2012, respectively	47,419	32,592
Goodwill	77,104	79,505
Customer relationship intangible assets, net	14,247	21,709
Other definite-lived intangible assets, net	2,939	3,915
Capitalized incremental direct customer contract costs, long-term	1,995	3,929
Deposits and other assets	1,568	826

Total assets	$415,955	$355,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,031	$3,976
Accrued capacity payments	76,676	49,258
Accrued payroll and related expenses	13,370	13,044
Accrued expenses and other current liabilities	10,145	8,978
Accrued performance adjustments	1,720	685
Deferred revenue	20,625	20,063
Liabilities held for sale	521	—

Total current liabilities	125,088	96,004
Deferred acquisition consideration	566	533
Accrued acquisition contingent consideration	—	431
Deferred tax liability	6,211	4,222
Deferred revenue	6,819	11,837
Other liabilities	7,776	2,116
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 29,920,807 and 29,019,923 shares issued and outstanding at December 31, 2013 and 2012, respectively	30	29
Additional paid-in capital	353,354	344,137
Accumulated other comprehensive loss	(2,535)	(702)
Accumulated deficit	(81,354)	(103,442)

Total stockholders’ equity	269,495	240,022

Total liabilities and stockholders’ equity	$415,955	$355,165

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
DemandSMART	$342,212	$244,852	$259,150
EfficiencySMART, SupplySMART and other	41,248	33,132	27,458

Total revenues	383,460	277,984	286,608
Cost of revenues	192,292	154,540	163,211

Gross profit	191,168	123,444	123,397
Operating expenses:
Selling and marketing	65,915	55,963	51,907
General and administrative	79,220	71,643	66,773
Research and development	18,317	16,226	14,254

Total operating expenses	163,452	143,832	132,934

Income (loss) from operations	27,716	(20,388)	(9,537)
Other (expense) income, net	(1,342)	1,457	(987)
Interest expense	(1,646)	(1,591)	(1,053)

Income (loss) before income tax	24,728	(20,522)	(11,577)
Provision for income tax	(2,640)	(1,771)	(1,806)

Net income (loss)	$22,088	$(22,293)	$(13,383)

Net income (loss) per common share
Basic	$0.80	$(0.84)	$(0.52)
Diluted	$0.76	$(0.84)	$(0.52)
Weighted average number of common shares outstanding
Basic	27,774,778	26,551,234	25,799,494
Diluted	29,045,066	26,551,234	25,799,494

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$22,088	$(22,293)	$(13,383)
Foreign currency translation adjustments	(1,833)	253	(880)

Comprehensive income (loss)	$20,255	$(22,040)	$(14,263)

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Number of Shares	Amount
Balances as of December 31, 2010	25,155,067	$25	$293,942	$(75)	$(67,766)	$226,126
Issuance of common stock upon exercise of stock options	310,155	—	2,034	—	—	2,034
Issuance of restricted stock	1,062,165	1	—	—	—	1
Vesting of restricted stock units	95,167	—	—	—	—	—
Cancellation of restricted stock	(72,287)	—	—	—	—	—
Issuance of common stock in satisfaction of bonuses	18,211	—	440	—	—	440
Issuance of common stock in connection with the acquisition of Global Energy Partners, Inc. (“Global Energy”)	275,181	—	6,783	—	—	6,783
Issuance of common stock in connection with the acquisition of M2M Communications Corporation (“M2M”)	351,665	1	8,349	—	—	8,350
Issuance of common stock in connection with the acquisition of Energy Response Holdings Pty Ltd. (“Energy Response”)	156,697	—	2,491	—	—	2,491
Retirement of M2M escrow shares	(45,473)		(1,125)			(1,125)
Acquisition date fair value of shares of common stock related to deferred purchase price consideration in acquisition of M2M	—	—	3,439	—	—	3,439
Stock based compensation expense	—	—	13,464	—	—	13,464
Foreign currency translation loss	—	—	—	(880)	—	(880)
Net loss	—	—	—	—	(13,383)	(13,383)

Balances as of December 31, 2011	27,306,548	27	329,817	(955)	(81,149)	247,740
Issuance of common stock upon exercise of stock options	189,385		356			356
Issuance of restricted stock	1,581,878	2	(2)			—
Vesting of restricted stock units	92,042					—
Cancellation of restricted stock	(194,801)					—
Issuance of common stock in satisfaction of bonuses	44,871		350			350
Stock based compensation expense			13,616			13,616
Foreign currency translation gain				253		253
Net loss					(22,293)	(22,293)

Balances as of December 31, 2012	29,019,923	29	344,137	(702)	(103,442)	240,022
Issuance of common stock upon exercise of stock options	264,325		2,364			2,364
Issuance of restricted stock	1,609,469	2	(2)			—
Vesting of restricted stock units	56,603					—
Cancellation of restricted stock	(414,374)					—
Shares withheld and retired for employee taxes upon vesting of restricted stock	(18,553)		(308)			(308)
Repurchase and retirement of shares of common stock	(605,506)	(1)	(9,454)			(9,455)
Issuance of common stock in satisfaction of bonuses	8,920		154			154
Stock based compensation expense			15,868			15,868
Tax benefit related to exercise of stock options and vesting of restricted stock and restricted stock units			595			595
Foreign currency translation loss				(1,833)		(1,833)
Net income					22,088	22,088

Balances as of December 31, 2013	29,920,807	$30	$353,354	$(2,535)	$(81,354)	$269,495

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities
Net income (loss)	$22,088	$(22,293)	$(13,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,815	17,977	16,187
Amortization of acquired intangible assets	7,029	7,241	5,856
Impairment of acquired intangible assets	—	—	1,084
Stock-based compensation expense	15,868	13,616	13,464
Excess tax benefit related to stock-based awards	(595)	—	—
Impairment of equipment	706	2,054	632
Unrealized foreign exchange transaction loss (gain)	2,641	(730)	1,401
Deferred taxes	1,072	1,346	1,516
Non-cash interest expense	317	377	191
Non-cash charges related to termination of third party agreement	—	—	882
Fair value adjustment of deferred and contingent purchase price consideration	(373)	128	61
Other, net	22	312	221
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(1,173)	(11,439)	2,742
Unbilled revenue	(21,403)	19,179	7,009
Prepaid expenses and other current assets	(1,209)	2,946	(85)
Capitalized incremental direct customer contract costs	1,951	(5,700)	(4,937)
Other assets	(322)	103	(3,764)
Other noncurrent liabilities	5,679	1,593	(176)
Deferred revenue	(3,844)	14,409	6,982
Accrued capacity payments	28,516	(9,162)	(7,369)
Accrued payroll and related expenses	637	1,432	1,262
Accounts payable, accrued performance adjustments, accrued expenses and other current liabilities	1,042	(2,378)	(2,139)

Net cash provided by operating activities	79,464	31,011	27,637
Cash flows from investing activities
Payments made for acquisitions of businesses, net of cash acquired	—	—	(67,492)
Payments made for contingent consideration related to acquisitions	—	—	(1,500)
Purchases of property and equipment	(36,663)	(15,854)	(17,613)
Change in restricted cash and deposits	(527)	12,380	(8,381)
Change in long-term assets	—	(111)	(530)
Payment made for acquisition of customer contract	(699)	—	—

Net cash used in investing activities	(37,889)	(3,585)	(95,516)
Cash flows from financing activities
Proceeds from exercises of stock options	2,364	356	2,034
Payments made for buy back of common stock	(9,455)	—	—
Payments made for employee restricted stock minimum tax withholdings	(308)	—	—
Repayment of borrowings and payments under capital leases	—	—	(37)
Excess tax benefit related to stock-based awards	595	—	—

Net cash (used in) provided by financing activities	(6,804)	356	1,997
Effects of exchange rate changes on cash and cash equivalents	(623)	(38)	(237)

Net change in cash and cash equivalents	34,148	27,744	(66,119)
Cash and cash equivalents at beginning of year	115,041	87,297	153,416

Cash and cash equivalents at end of year	$149,189	$115,041	$87,297

Supplemental disclosure of cash flow information
Cash paid for interest	$2,290	$1,204	$862

Cash paid for income taxes	$1,310	$—	$353

Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$—	$—	$16,498

Issuance of common stock in satisfaction of bonuses	$154	$350	$440

Deferred acquisition consideration	$—	$—	$3,925

Accrued acquisition contingent consideration	$—	$—	$309

The accompanying notes are an integral part of these consolidated financial statements.

EnerNOC, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.    Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

EnerNOC, Inc. (“the Company”) is a leading provider of energy intelligence software (EIS) and related solutions. The Company unlocks the full value of energy management for commercial, institutional and industrial end-users of energy, which it refers to as its C&I or enterprise customers, and its electric power grid operator and utility customers by delivering a comprehensive suite of demand-side management solutions that reduce real-time demand for electricity, increase energy efficiency, improve energy supply transparency in competitive markets, and mitigate emissions by providing a suite of software and related solutions that allows our customers to make better and more strategic decisions about how and when they use electricity.

The Company believes that it is the world’s leading provider of demand response applications and solutions. Demand response is an alternative to traditional electric power generation and transmission infrastructure projects that enables electric power grid operators and utilities to reduce the likelihood of service disruptions, such as brownouts and blackouts, during periods of peak electricity demand, and otherwise manage the electric power grid during short-term imbalances of supply and demand or during periods when energy prices are high.

The Company provides its utility and grid operator customers with two demand response solutions: EnerNOC Demand Resource and EnerNOC Demand Manager, which it collectively refers to as EnerNOC DemandSMART. When the Company enters into an EnerNOC Demand Resource contract, it matches obligation, in the form of megawatts, or MW, that it agrees to deliver to its utility and electric power grid operator customers, with supply, in the form of MW that it is able to curtail from the electric power grid through its arrangements with C&I customers. The Company deploys a sales team to contract with its C&I customers and by installing its advanced metering equipment at these customers’ sites to connect them to its network, resulting in an increase to its ability to curtail demand from the electric power grid. When the Company is called upon by its utility or electric power grid operator customers to deliver its contracted capacity, it uses its Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across its growing network of C&I customer sites, making demand response capacity available to electric power grid operators and utilities on demand while helping C&I customers achieve energy savings, improved financial results and environmental benefits. The Company receives recurring payments from electric power grid operators and utilities for providing its EnerNOC Demand Resource and it shares these recurring payments with its C&I customers in exchange for those C&I customers reducing their power consumption when called upon by the Company to do so. The Company occasionally reallocates and realigns its capacity supply and obligation through open market bidding programs, supplemental demand response programs, auctions or other similar capacity arrangements and bilateral contracts to account for changes in supply and demand forecasts, as well as changes in programs and market rules in order to achieve more favorable pricing opportunities. The Company refers to the above activities as managing its portfolio of demand response capacity. EnerNOC’s Demand Manager product consists of long-term contracts with a utility customer for a Software-as-a-Service solution that allows utilities to manage demand response capacity in utility-sponsored demand response programs. The Company’s EnerNOC Demand Manager provides its utility customers with real-time load monitoring, dispatching applications, customizable reports, measurement and verification, and other professional services.

The Company builds on its position as a leading demand response provider by using its NOC and energy intelligence software platform to deliver a portfolio of additional energy intelligence software and solutions to new and existing C&I, electric power grid operator and utility customers. These additional energy intelligence software and solutions include the Company’s EfficiencySMART and SupplySMART applications and solutions, and certain wireless energy management products. EfficiencySMART is the Company’s data-driven energy efficiency suite that includes energy efficiency planning, audits, assessments, commissioning and retro-commissioning authority services, and a cloud-based energy analytics application used for managing energy across a C&I customer’s portfolio of sites. The cloud-based energy analytics application also includes the ability to integrate with a C&I customer’s existing energy management system, provide utility bill management and tools for measurement, tracking, analysis, reporting and management of greenhouse gas emissions. SupplySMART is the Company’s energy price and risk management application and solution that provides its C&I customers located in restructured or deregulated markets throughout the United States with the ability to more effectively manage the energy supplier selection process, including energy supply product procurement and implementation, budget forecasting, and utility bill management. The Company’s wireless energy management products are designed to ensure that its C&I customers can connect their equipment remotely and access meter data securely, and include both cellular modems and an agricultural specific wireless technology solution.

Since inception, the Company has grown substantially. The Company began by providing its demand response solutions in one state in the United States in 2003 and has expanded to provide its portfolio of energy intelligence software and solutions in several regions throughout the United States, as well as internationally in Australia, Canada, Germany, Ireland, Japan, New Zealand and the United Kingdom.

Presentational Changes

The Company has recorded certain adjustments related to the presentation of deferred revenue and accounts receivable in its consolidated balance sheets at December 31, 2012 and the statements of cash flows for the year ended December 31, 2012, resulting in a decrease to both accounts receivable and deferred revenues of $8,042, to properly account for outstanding accounts receivable for fees that had been deferred because they were not fixed or determinable. This adjustment related to the presentation had no impact on net cash provided by operating activities for the year ended December 31, 2012.

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Intercompany transactions and balances are eliminated upon consolidation.

On December 10, 2013, the Company entered into a joint venture with Marubeni Corporation to provide demand response applications and solutions in Japan. The new company was formed in January 2014 and named EnerNOC Japan K.K., which will have an exclusive license to market DemandSMART throughout Japan. The Company is the majority-owner of this entity. The Company has determined that this entity is a variable interest entity in accordance with Accounting Standards Codification (ASC) 810, Consolidation (ASC 810). The Company has concluded that it is the primary beneficiary of this entity since it has a controlling financial interest in this entity and has both the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and receive benefits from the entity that could potentially be significant. As a result, the Company has concluded that it will consolidate the results of this entity in accordance with ASC 810. As of December 31, 2013, this entity had not yet commenced operations.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Refer to Note 14 for further discussion of material subsequent events.

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

The Company is subject to a number of risks similar to those of other companies of similar and different sizes both inside and outside of its industry, including, but not limited to, rapid technological changes, competition from similar EIS and related solutions, services and products provided by larger companies, customer concentration, government regulations, market or program rule changes, protection of proprietary rights and dependence on key individuals.

Significant Accounting Policies

Restricted Cash and Cash Equivalents

Restricted cash as of December 31, 2013 represents cash used to collateralize certain demand response programs and cash used to secure certain insurance commitments. Restricted cash as of December 31, 2012 represents cash used to secure certain insurance commitments.

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Investments qualifying as cash equivalents consist of investments in money market funds, which have no withdrawal restrictions or penalties and totaled $145,076 and $0 at December 31, 2013 and 2012, respectively.

The Company held no marketable securities as of December 31, 2013 or 2012 or during the years ended December 31, 2013, 2012 or 2011, respectively.

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

The Company’s significant customers consist of PJM Interconnection (PJM), ISO-New England Inc. (ISO-NE) and Independent Market Operator (IMO). PJM and ISO-NE are electric power grid operator customers in the mid-Atlantic and northeastern regions of the United States that are comprised of multiple utilities and were formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. IMO is an entity that was established to administer and operate the Western Australia (WA) wholesale electricity market. The main objectives of the IMO are to coordinate the supply of electricity, encourage competition in the market, establish fair and efficient markets, and ensure economic supply of electricity to customers in WA. With respect to ISO-NE, as a result of the reduction in the Company’s MW delivery obligation in the ISO-NE market through third party bilateral contracts and capacity auctions, the Company does not anticipate that the revenues from this customer will be greater than 10% of the Company’s consolidated revenues prospectively. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the energy industry as well as global economic conditions, the Company does not believe significant credit risk exists as of December 31, 2013. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the energy industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience. The Company’s losses related to collection of trade receivables have consistently been within the Company’s expectations. Due to these factors, the Company believes no additional credit risk beyond amounts provided for collection losses is probable.

The following table presents the Company’s significant customers.

	Year Ended December 31,
	2013			2012				2011
	Revenues		% of Total Revenues	Revenues		% of Total Revenues		Revenues	% of Total Revenues
PJM		$174,303	45%		$111,138	40%		$153,231	53%
ISO-NE	$	*	* %	$	*	*	%	37,469	13%
IMO		$45,708	12%	$	*	*	%	*	* %

*	Represents less than 10% of total revenues

No other customers accounted for more than 10% of the Company’s consolidated revenues for the years ended December 31, 2013, 2012 or 2011.

PJM and Southern California Edison Company were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at December 31, 2013, representing 39% and 18%, respectively, of such accounts receivable balance. Southern California Edison Company, PJM and PPL Electrical Utilities were the only customers that comprised 10% or more of the accounts receivable balance at December 31, 2012, representing 14%, 12%, and 10%, respectively.

Unbilled revenue related to PJM was $64,643 and $44,926 at December 31, 2013 and 2012, respectively. There was no significant unbilled revenue for any other customers at December 31, 2013 and 2012.

Deposits consist of funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $128 and $1,888 at December 31, 2013 and 2012, respectively.

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

Internal use software development costs of $7,947, $4,653 and $3,177 for the years ended December 31, 2013, 2012, and 2011, respectively, have been capitalized in accordance with ASC 350-40. The capitalized amounts are included as software on the consolidated balance sheets in property and equipment. The increase in capitalized software development costs during the year ended December 31, 2013 as compared to 2012 and 2011 was primarily due to an overall increase in capitalized labor as a result of an increase in new technology developments including significant new functionality and enhancements, as well as, an increase in capitalized license costs to support the new technology developments. Also included in capitalized software development costs is $718 of software development costs related to the implementation of a Company-wide human resource system that was put into production in June 2012 and are being amortized over a three-year useful life. Amortization of capitalized software development costs was $5,732, $4,562 and $4,013 for the years ended December 31, 2013, 2012, and 2011, respectively. Accumulated amortization of capitalized software development costs was $21,441 and $15,709 as of December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013, 2012 and 2011, the Company identified impairment indicators related to certain demand response equipment as a result of the removal of such equipment from service during each of these respective years. As a result of these impairment indicators, the Company performed impairment tests during the years ended December 31, 2013, 2012 and 2011, and recognized impairment charges of $706, $984, and $566, respectively, representing the difference between the carrying value and fair market value of the demand response equipment, which is included in cost of revenues in the accompanying consolidated statements of operations. The fair market value was determined utilizing Level 3 inputs, as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820), based on the projected future cash flows discounted using the estimated market participant rate of return for this type of asset.

In connection with the Company’s management of its portfolio of demand response capacity, the Company commenced a plan during the fourth quarter of 2012 to settle a portion of its future contractual delivery obligations in a certain open market bidding program. As a result, the Company concluded that it was more likely than not that certain of its production and generation equipment utilized in connection with this program would be disposed or abandoned before the end of its previously estimated useful life and that this represented a potential indicator of impairment. Accordingly, the Company performed an impairment test during the year ended December 31, 2012.

The applicable long-lived assets were measured for impairment at the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. The Company then determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, and a discount rate of 11%, which the Company determined represents a market rate of return for the assets being evaluated for impairment. The Company’s estimate of the fair value of the asset group was $412 compared to the carrying value of the asset group of $1,482. As a result, the Company recorded an impairment charge of $1,070 during the year ended December 31, 2012, which is reflected in cost of revenues in the accompanying consolidated statements of operations. The impairment charge was allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.

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

During the year ended December 31, 2011, the Company identified potential indicators of impairment related to certain demand response and back-up generator equipment as a result of lower than estimated demand response event performance by these assets. As a result of the potential indicators of impairment, the Company performed an impairment test. The applicable long-lived assets are measured for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. The Company determined the fair value of the asset group using a discounted cash flow technique based on Level 3 inputs, as defined by ASC 820, and a discount rate of 11%, which the Company determined represents a market rate of return for the assets being evaluated for impairment. The Company recorded an impairment charge of $66 during the year ended December 31, 2011, which is reflected in cost of revenues in the accompanying consolidated statements of operations. The impairment charge was allocated to the individual assets within the asset group on a pro-rata basis using the relative carrying amounts of those assets.

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

The Company primarily uses the income approach to determine the estimated fair value of identifiable intangible assets, including customer relationships, non-compete agreements and trade names. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates and expected trends, including introductions by competitors of new EIS and related solutions, services and products. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and market participant investment risk factors. The use of different assumptions could materially impact the purchase price allocation and the Company’s financial condition and results of operations.

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

During the years ended December 31, 2013 and December 31, 2012, the Company did not identify any adverse conditions or change in expected cash flows or useful lives of its definite-lived intangible assets that could indicate the existence of a potential impairment.

During the year ended December 31, 2011, as a result of a discontinuation of certain trade names acquired in connection with the acquisition of Energy Response Holdings Pty Ltd (Energy Response) in July 2011 and another immaterial acquisition that occurred in January 2011, the Company determined that these definite-lived intangible assets were impaired and recorded an impairment charge of $241 to reduce the carrying value of these assets to zero, which was included in selling and marketing expense in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2011, as a result of the discontinuation of certain customer relationships related to a 2009 acquisition, the Company recorded an impairment charge of $296 to reduce the carrying value of these assets to zero, which was included in selling and marketing expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2011, as a result of the Company’s review and realignment of the Company’s development efforts, the Company discontinued its efforts to complete the development of a certain in-process research and development indefinite-lived intangible asset related to the Company’s March 2010 acquisition of Zox, LLC (Zox). As a result, the Company recorded an impairment charge of $530 to reduce the carrying value of these assets to zero, related to this indefinite-lived in-process research and development intangible asset, and an impairment charge of $17 to reduce the carrying value of these assets to zero, related to the associated definite-lived patent intangible asset, both of which are included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2011.

The Company had no indefinite-lived intangible assets as of December 31, 2013 or 2012, respectively.

The following table provides the gross carrying amount and related accumulated amortization of the Company’s definite-lived intangible assets as of December 31, 2013 and December 31, 2012:

	Weighted Average Amortization Period (in years)	As of December 31,
		2013		2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3.01	$29,663	$(15,416)	$32,667	$(10,958)

Customer contracts	3.16	4,887	(2,900)	4,218	(2,420)
Employment agreements and non-compete agreements	0.54	1,676	(1,475)	1,728	(1,115)
Software	—	120	(120)	120	(120)
Developed Technology	0.83	2,277	(1,758)	2,300	(1,161)
Trade name	0.79	575	(455)	575	(340)
Patents	6.15	180	(68)	180	(50)

Total other definite-lived intangible assets		9,715	(6,776)	9,121	(5,206)

Total		$39,378	$(22,192)	$41,788	$(16,164)

The decrease in the gross carrying amount of definite-lived intangible assets from December 31, 2012 to December 31, 2013 was primarily due to foreign currency translation adjustments that resulted from a stronger U.S. dollar, as well as, the change in the gross carrying amount of customer relationships and employment agreements and non-compete agreements, due to the reclassification of certain of these asset balances to assets held for sale. Refer to Note 13 for further discussion. These decreases were partially offset by the acquisition of a single intangible asset acquired during the three month period ended September 30, 2013 related to three year contractual obligation for the delivery of additional demand response capacity in the Western Australia market commencing on October 1, 2013 for a purchase price of $699. The acquisition of this single intangible asset did not meet the definition of a business, as defined in ASC 805, Business Combinations, due to the fact neither processes nor the additional inputs required to combine with this intangible asset in order to be capable of producing outputs were acquired. Therefore, the acquisition of this intangible asset was accounted for as an asset acquisition based on the principles described in ASC 850-50 and the entire purchase price, which was less than the estimated fair value, was allocated to this intangible asset. This intangible asset is being amortized to cost of revenues based on the expected pattern of economic benefit over the applicable contractual period. Amortization expense related to definite-lived intangible assets amounted to $7,029, $7,241 and $5,856 for years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for developed technology, which was acquired as part of the Company’s 2011 acquisitions, was $555, $644 and $517 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying consolidated statements of operations. The intangible asset lives range from approximately one to ten years and the weighted average remaining life was approximately 2.8 years at December 31, 2013. Excluding the amortization expense related to the definite-lived intangible assets acquired in the business combinations completed subsequent to December 31, 2013, estimated amortization expense is expected to be approximately $6,328, $4,436, $3,794, $2,428 and $200 for 2014, 2015, 2016, 2017 and 2018, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has determined that it currently has 2 reporting units: (1) the consolidated Australian operations and (2) all other operations. Although the Company’s chief operating decision maker, which is the Company’s chief executive officer and certain members of the Company’s executive management team, collectively, make business decisions based on the evaluation of financial information at the entity level, certain discrete financial information is available related to the Company’s consolidated Australian operations with such discrete financial information utilized by the business unit manager to manage the consolidated Australian operations and make decisions for those operations. The consolidated Australian operations are comprised primarily of the operations acquired in the fiscal 2011 acquisitions of Energy Response and EnerNOC Australia Pty Ltd. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company’s annual impairment test date is November 30 (Impairment Test Date).

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

In order to determine the fair value of the reporting units, the Company utilizes both a market approach based on the quoted market price of its common stock and the number of shares outstanding and a DCF under the income approach. The key assumptions that drive the fair value in the DCF model are the discount rates (i.e., WACC), terminal values, growth rates, and the amount and timing of expected future cash flows. If the current worldwide financial markets and economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF, as the WACC increases, the fair value decreases. The other significant factor in the DCF is its projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if its assumptions were to be adversely impacted this could result in a reduction of the fair value of the entity. As a result of completing the first step of the impairment assessment on the Impairment Test Date, the fair value exceeded the carrying value, and as such, the second step was not required. To date, the Company has not been required to perform the second step of the impairment test. As of both the Impairment Test Date and December 31, 2013, the Company’s market capitalization exceeded the carrying value of its consolidated net assets by more than 85%. In addition, as of the Impairment Test Date, the fair value of both the Company’s consolidated Australian reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 100%.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating loss as an impairment expense in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The following table shows the change of the carrying amount of goodwill from December 31, 2012 to December 31, 2013:

Balance at December 31, 2012	$79,505
Foreign currency translation impact	(1,912)
Amounts reclassified to assets held for sale	(489)

Balance at December 31, 2013	$77,104

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

The Company’s deferred tax assets relate primarily to net operating losses and tax credit carryforwards, intangible assets, deferred revenue, and stock-based compensation. The Company has accumulated consolidated net losses since its inception and, as a result, the Company has recorded a valuation allowance against its net deferred tax assets in the United States and Australia at December 31, 2013 and 2012 and the United Kingdom at December 31, 2013. The Company’s deferred tax liabilities primarily relate to the Company’s acquisitions and depreciation of property and equipment.

ASC 740, Income Taxes (ASC 740), prescribes a recognition threshold and measurement criteria for tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized.

The Company has $554 and $399 of unrecognized tax benefits as of December 31, 2013 and 2012, respectively.

In the ordinary course of global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Judgment is required in determining the Company’s worldwide income tax provision. Although the Company believes its estimates are reasonable, no assurance can be given that the final outcome of tax matters will be consistent with the Company’s historical income tax accruals, and the differences could have a material impact on its income tax provision and operating results in the period in which such determination is made.

Industry Segment Information

The Company views its operations and manages its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the Chief Executive Officer.

The Company operates in the major geographic areas noted in the chart below. The “All other” designation includes Canada, New Zealand and the United Kingdom. Revenues are based upon customer location and internationally totaled $73,738, $34,211 and $16,999 for the years ended December 31, 2013, 2012 and 2011, respectively. No individual foreign country accounted for more than 10% of the Company’s total revenues for the years ended 2012 and 2011, respectively; and only Australia accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2013.

Revenues by geography as a percentage of total revenues are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	81%	88%	94%
Australia	13	8	1
All other	6	4	5

Total	100%	100%	100%

As of December 31, 2013 and 2012, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets and were deemed not material.

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

The Company maintains a reserve for customer adjustments and allowances as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data and known performance adjustments. These factors, and unanticipated changes in the economic and industry environment, could cause the Company’s reserve estimates to differ from actual results. The Company records a provision for estimated customer adjustments and allowances in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular program, analysis of credit memo data, historical customer adjustments, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. As of December 31, 2013 and 2012, the Company revenue reserves were $475 and $600, respectively. During the year ended December 31, 2013, the Company recorded a reduction of its revenue reserves of $125 due to a decline in the overall rate of adjustments. During the year ended December 31, 2012, the Company recorded revenue reserves of $500 based on its analysis. Reserve requirements in 2011 were not material.

Demand Response Revenues

The Company enters into contracts and open market bidding programs with utilities and electric power grid operators to provide demand response applications and services. Currently the Company has two principal service offerings under which it provides demand response applications and services: (1) full-service turnkey offering to utilities under which it manages all aspects of demand response program delivery to deliver a firm capacity resource and (2) utility partnership offering under which utilities can utilize software through a software as a service offering, integrated metering hardware, and professional services to support their tariff-based C&I demand response programs on a service-level agreement basis.

EnerNOC Demand Resource Solution

The majority of the Company’s demand response revenues are generated from this service offering. Demand response revenues consist of two elements: revenue earned based on the Company’s ability to deliver committed capacity to its electric power grid operator and utility customers, which the Company refers to as capacity revenue; and revenue earned based on additional payments made to the Company for the amount of energy usage actually curtailed from the grid during a demand response event, which the Company refers to as energy event revenue.

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

Commencing in fiscal 2012, all demand response capacity revenues related to the Company’s participation in the PJM open market program are being recognized at the end of the four-month delivery period of June through September, or during the three month period ended September 30th of each year. Because the period during which the Company is required to perform (June through September) is shorter than the period over which payments are received under the program (June through May), a portion of the revenues that have been earned are recorded and accrued as unbilled revenue. Substantially all revenues related to the PJM open market program years ended September 30, 2013 and September 30, 2012 were recognized during the three month periods ended September 30, 2013 and September 30, 2012, respectively, and as a result of the billing period not coinciding with the revenue recognition period, the Company had $64,643, and $44,926 in unbilled revenues from PJM at December 31, 2013 and December 31, 2012, respectively.

As a result of contractual amendments entered into during the year ended December 31, 2011 to amend certain refund provisions included in one of the Company’s contracts with a utility customer, the Company concluded that it could reliably estimate the fees potentially subject to refund and therefore, the fees were fixed or determinable. As a result, during the year ended December 31, 2011, the Company recognized as revenues $5,319 of fees that had been previously deferred. As of December 31, 2013, 2012 and 2011, there were no deferred revenues related to this contractual arrangement.

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

EnerNOC Demand Manager Solution

Under this offering, the Company generally receives an ongoing fee for overall management of the utility demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch. The Company recognizes revenues from these fees ratably over the applicable service delivery period commencing upon when the C&I customers have been enrolled and the contracted services have been delivered. In addition, under this offering, the Company may receive additional fees for program start-up, as well as, for C&I customer installations. The Company has determined that these fees do not have stand-alone value due to that such services do not have value without the ongoing services related to the overall management of the utility demand response program and therefore, the Company recognizes these fees over the estimated customer relationship period, which is generally the greater of 3 years or the contract period, commencing upon the enrollment of the C&I customers and delivery of the contracted services. Through December 31, 2013, revenues from EnerNOC Demand Manager have not been material to the Company’s consolidated results of operations.

Non-Demand Response Revenues

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

The Company adopted ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) at the beginning of its first quarter of the fiscal year ended December 31, 2011 (fiscal 2011) on a prospective basis for transactions originating or materially modified on or after January 1, 2011. The impact of adopting ASU 2009-13 was not material to the Company’s financial statements for fiscal 2011, and if it was applied in the same manner to the fiscal year ended December 31, 2010 (fiscal 2010) would not have had a material impact to revenue for fiscal 2010. The adoption of ASU 2009-13 has not had and is not expected to have a significant impact on the timing and pattern of revenue recognition due to the Company’s limited number of multiple element arrangements.

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

Cost of Revenues

Cost of revenues for demand response services consists primarily of amounts owed to the Company’s C&I customers for their participation in the Company’s demand response network and are generally recognized over the same performance period as the corresponding revenue. The Company enters into contracts with C&I customers under which it delivers recurring cash payments to them for the capacity they commit to make available on demand. The Company also generally makes an additional payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for devices located at C&I customer sites are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. The Company also includes in cost of revenues the amortization of acquired developed technology, amortization of capitalized internal-use software costs related to its DemandSMART application, the monthly telecommunications and data costs incurred as a result of being connected to C&I customer sites, and the internal payroll and related costs allocated to a C&I customer site. Cost of revenues for the EfficiencySMART and SupplySMART applications and services and for the sale, installation and ongoing services of the Company’s wireless technology solutions include amortization of capitalized internal-use software costs related to those applications and services, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that the Company pays to its project managers for the performance of their services.

Research and Development Expenses

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to the Company’s research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new EIS and related solutions, services and products and enhancement of existing EIS and related solutions, services and products, (d) quality assurance and testing and (e) other related overhead. Costs incurred in research and development are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (ASC 718). As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair values as of the date of grant. As of December 31, 2013, the Company had one stock-based compensation plan, which is more fully described in Note 9 below. Generally, the Company grants stock-based awards with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeded the exercise or purchase price of stock-based awards granted to employees on the date of grant, the Company amortizes the expense over the vesting schedule of the awards, generally four years.

For stock options granted prior to January 1, 2009, the fair value of each option was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after January 1, 2009, the fair value of each option has been and will be estimated on the date of grant using a lattice valuation model. The lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the lattice model takes into account variables such as expected volatility, dividend yield rate, and risk free interest rate. However, in addition, the lattice model considers the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the lattice model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model. Stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was $15,868, $13,616 and $13,464, respectively. See Note 9 for additional information regarding stock-based compensation.

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters (ASC 830), into the Company’s reporting currency, which is the United States dollar. The functional currencies of the Company’s subsidiaries in Canada, the United Kingdom, Australia and New Zealand are the Canadian dollar, the British pound, the Australian dollar and the New Zealand dollar, respectively. Assets and liabilities are translated to the United States dollar from the local functional currency at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including certain inter-company accounts receivable and payable which have been determined to not be of a “long-term investment” nature, as defined by ASC 830, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the consolidated statements of operations. Revenues and expenses are translated using average exchange rates during the respective periods.

Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) and included in accumulated other comprehensive loss within stockholders’ equity. (Losses) gains arising from transactions denominated in foreign currencies and the remeasurement of certain intercompany receivables and payables are included in other (expense) income, net on the consolidated statements of operations and were ($l,732), $1,106, and ($1,580) for the years ended December 31, 2013, 2012 and 2011, respectively. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response (see Note 2) and the significant fluctuations in the Australian dollar exchange rate during the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2013, the Company settled $19,197 ($19,427 Australian) of its intercompany receivables from its Australian subsidiary related to funding provided to complete the acquisition of Energy Response, as well as, certain intercompany royalty payments related to its Australian subsidiary’s utilization of U.S. technology during the year ended

December 31, 2013, resulting in a realized loss of $516. During the year ended December 31, 2012, the Company settled $17,468 ($16,400 Australian) of the intercompany receivable from its Australian subsidiary resulting in a realized gain of $494. During the years ended December 31, 2013 and 2012, there were no material realized gains or losses incurred related to transactions denominated in foreign currencies. As of December 31, 2013, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australia dollars and not deemed to be of a “long-term investment” nature totaling $9,755 at December 31, 2013 exchange rates ($10,930 Australian).

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response (see Note 2) was deemed to be of a “long-term investment” nature and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of December 31, 2013, the intercompany funding that is denominated in Australia dollars and deemed to be of a “long-term investment” nature totaled $18,175 ($20,364 Australian) and during the year ended December 31, 2013, the Company recorded a translation adjustment of $2,950 related to this intercompany funding within accumulated other comprehensive loss.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss) and foreign currency translation adjustments. As of December 31, 2013 and 2012, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive income (loss), net of related tax effects, which have not been material to date.

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

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC 815. The amendment is effective immediately. This amendment did not have any impact on the Company’s consolidated financial statements.

Presentation of amounts reclassified out of Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income (loss). The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required to be reclassified in its entirety to net income (loss). For other amounts that are not required to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income (loss) or other comprehensive income (loss) in financial statements. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

The Company acquired Energy Response for an aggregate purchase price, exclusive of potential contingent consideration, of $29,286, plus an additional $470 paid as working capital and other adjustments, consisting of $27,265 in cash paid at closing and $2,491 representing the fair value of the 156,697 shares of Company common stock issued as of the acquisition date. Of the consideration paid at closing, $2,646 was paid as consideration to settle Energy Response’s outstanding debt obligations. In addition to the amounts paid at closing, there was additional contingent purchase price consideration, related to an earn-out payment equal to $10,374 at December 31, 2012 exchange rates ($10,000 Australian). The earn-out payment was based on the development of a demand response reserve capacity market in the National Electricity Market in Australia by December 31, 2013 that meets certain market size and price per megawatt conditions. The milestone had to be achieved in order for the earn-out payment to occur. There was no partial payment if the milestone was not fully achieved. The Company determined that the initial fair value of the earn-out payment as of the acquisition date was $309. This fair value was included as a component of the purchase price resulting in an aggregate purchase price of $30,065. Any changes in fair value would be recorded in the Company’s consolidated statements of operations.

The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. This liability was discounted to reflect the time value of money and therefore, as the milestone date approached, the fair value of this liability increased. This increase in fair value was recorded in general and administrative expenses in the Company’s accompanying consolidated statements of operations. The criteria for the earn-out payment were not achieved and the earn-out period lapsed on December 31, 2013. As a result, the Company reversed the associated liability of $431, which was reflected as a reduction of general and administrative expenses in the Company’s accompanying consolidated statement of operations for the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, the Company recorded a charge of $95 and $46, respectively.

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

Restricted cash acquired related primarily to certain security deposits posted by Energy Response to collateralize its performance obligations under certain contractual arrangements with electric power grid operator customers. In accordance with the definitive agreement, the Company was required to distribute to the former stockholders of Energy Response $2,051 of this restricted cash upon the amount being released by the applicable electric power grid operator customers. This amount was classified as an amount due to the former stockholders in the reconciliation of net tangible assets acquired above and was released by the electric power grid operator customers and distributed to the former stockholders in 2011. The remaining restricted cash related to amounts used to collateralize Energy Response’s obligations under certain of its facility operating lease arrangements. The acquired forward energy contracts represented derivative instruments that were recognized at their fair values. The Company determined the fair value of these derivative instruments using the framework prescribed by ASC 820, by considering the estimated amount that would be received or paid to sell or transfer these instruments at the reporting date and by taking into account current interest rates, current energy rates, and the creditworthiness of the applicable counterparty. These acquired forward energy contracts were short-term arrangements which either expired or were terminated in 2011. The Company has not entered into any additional forward energy contracts since the acquisition date. From the date of acquisition through the date of expiration or termination, the change in fair value of these forward energy contracts was not material and was included in other (expense) income, net in the accompanying consolidated statements of operations.

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

Subsequent to the acquisition, the Company discontinued the use of the trade name intangible asset and recorded an impairment charge of $199. This amount is included in selling and marketing expense in the accompanying consolidated statement of operations for the year ended December 31, 2011.

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

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Energy Response as if the acquisition had occurred at the beginning of fiscal 2011 with pro forma adjustments to give effect to amortization of intangible assets, a decrease in interest expense as all of Energy Response’s debt arrangement was settled in connection with the acquisition, an increase in the weighted average number of common shares outstanding based on the shares issued in connection with the acquisition and certain other adjustments:

Year ended
December 31, 2011
Net revenue	$289,803
Net loss	$(16,317)
Net loss per common share:
Basic	$(0.63)

Diluted	$(0.63)

The direct acquisition fees and expenses of approximately $500 that were a direct result of the transaction are excluded from the unaudited pro forma information above for the year ended December 31, 2011. The unaudited pro forma financial information for the year ended December 31, 2010 was adjusted to include these charges. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Energy Response occurred on January 1, 2011.

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

M2M Communications Corporation

On January 25, 2011, the Company acquired all of the outstanding capital stock of M2M. By integrating M2M’s wireless technology solutions with the Company’s EIS and related solutions and services, the Company believes that it will be able to enhance its automated demand response offering and deliver more value to its rapidly growing C&I customer base.

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

The Company recorded its estimate of the fair value of the deferred purchase price consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the deferred purchase price consideration prior to seven years from the acquisition date and weighted probability assumptions of these outcomes. This fair value measurement was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. With respect to the cash portion of the deferred purchase price consideration, which had a fair value as of the acquisition date of $485, the increase in fair value is recorded as an expense in the Company’s accompanying consolidated statements of operations with the portion of the charge related to the component of the deferred purchase price consideration related to the achievement of certain gross profit metrics being recorded to cost of revenues, and the remaining portion of the charge being recorded to general and administrative expenses. For the years ended December 31, 2013, 2012 and 2011, the amortization of the time value of money discount was not material. As of December 31, 2013, the Company expects that the deferred purchase price consideration will not be paid prior to seven years from the date of acquisition. Furthermore, any change in the probability of the timing of the payout would not have a material impact on the fair value of the deferred purchase price consideration. This acquisition had no contingent consideration or earn-out payments.

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

The total purchase price paid by the Company at closing was approximately $5,193, consisting of $3,918 in cash at closing, $779 paid as consideration to settle the acquired company’s outstanding debt obligations and $496 of cash consideration to be paid upon satisfaction of certain general representations and warranties. The cash consideration, which was to be paid in one year or less and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2011, was subsequently paid in January 2012. This acquisition had no contingent consideration or earn-out payments. The Company did not issue any shares of its capital stock in connection with this acquisition.

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

3.    Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts for the years ended December 31, 2013, 2012, and 2011 are as follows (shares in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic weighted average common shares outstanding	27,775	26,551	25,799
Weighted average common stock equivalents	1,270	—	—

Diluted weighted average common shares outstanding	29,045	26,551	25,799

Weighted average anti-dilutive shares related to:
Stock options	1	1,407	1,793
Nonvested restricted stock	284	1,709	633
Restricted stock units	2	138	269
Escrow shares	—	258	334

In the reporting period in which the Company reported net income, which was the year ended December 31, 2013, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the year or the common stock equivalent’s related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has reported a net loss, which were the years ended December 31, 2012 and 2011, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

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

In December 2013, the Company released 63,664 shares of common stock held in escrow related to the M2M acquisition in accordance with the provisions within the respective escrow agreement.

As of December 31, 2013, the Company had no shares of common stock held in escrow.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurement at December 31, 2013 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$146,626	$146,626	$—	$—

Liabilities:
Deferred acquisition consideration (2)	$566	$—	$—	$566

(1)	Total of $145,076 included in cash and cash equivalents and $1,550 included in restricted cash in the accompanying consolidated balance sheets and represents the only assets that the Company measures and records at fair value on a recurring basis.

(2)	Deferred acquisition consideration which is a liability and was the result of the Company’s acquisition of M2M represents the only liability that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of this liability for the year ended December 31, 2013 of $33 was due to the increase in the liability as a result of the amortization of the discount related to the time value of money. There have been no changes with respect to the timing of payment subsequent to December 31, 2013.

With respect to assets measured at fair value on a non-recurring basis, which would be impaired long-lived assets and impaired intangible assets, refer to Note 1 for a discussion of the determination of fair value of these assets.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurement at December 31, 2012 Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Deferred acquisition consideration (1)	533	—	—	533
Accrued acquisition contingent consideration (1)	431	—	—	431

	$964	$—	$—	$964

(1) Deferred acquisition consideration and accrued acquisition contingent consideration, which are liabilities that were the result of the Company’s acquisitions of M2M and Energy Response, respectively, represent the only assets or liabilities that the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3).

5.    Allowance for Doubtful Accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses. Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011.

	Balance at Beginning of Period	Additions Charged to Expense	Deductions—Write- offs, Payments and Other Adjustments	Balance at End of Period
Year ended December 31, 2013	$487	$436	$(469)	$454

Year ended December 31, 2012	$192	$320	$(25)	$487

Year ended December 31, 2011	$150	$215	$(173)	$192

6.    Property and Equipment

Property and equipment as of December 31, 2013 and December 31, 2012 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	December 31, 2012
Computers and office equipment	3	$24,950	$19,980
Software	2 - 5	32,660	24,718
Demand response equipment	Lesser of useful life or estimated commercial, institutional and industrial customer relationship period	39,420	39,997
Back-up generators	5 - 10	8,405	8,519
Furniture and fixtures	5	3,751	1,827
Leasehold improvements	Lesser of the useful life or original lease term	12,269	3,034
Construction-in-progress		1,774	2,426

		123,229	100,501
Accumulated depreciation		(75,810)	(67,909)

Property and equipment, net		$47,419	$32,592

Depreciation expense was $20,815, $17,977 and $16,187 for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, $12,821, $12,256 and $11,614, respectively, were included in cost of revenues, and $7,994, $5,721 and $4,573, respectively, were included in general and administrative expenses.

7.    Financing Arrangements

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

•

a change to the Company’s monthly financial covenant related to maintenance of a minimum specified ratio of current assets to current liabilities, increasing the Company’s required minimum of unrestricted cash from $30,000 to $45,000 for certain periods; and

•

inclusion of a borrowing base covenant that limits the amount of borrowings, including letters of credit, under the 2013 credit facility based on a specified calculation. This borrowing base covenant was effective through the required filing date of the Company’s September 30, 2013 unaudited condensed consolidated financial statements with the SEC on Form 10-Q, as well as for any period in which the Company’s unrestricted cash falls below $70,000.

Subject to continued compliance with the covenants contained in the 2013 credit facility, the full amount of the 2013 credit facility may be available for issuances of letters of credit and up to $5,000 may be available for swing line loans. The interest on revolving loans under the 2013 credit facility will accrue, at the Company’s election, at either (i) the Eurodollar Rate with respect to the relevant interest period plus 2.00% per annum or (ii) the ABR (defined as the highest of (x) the “prime rate” as quoted in the Wall Street Journal, and (y) the Federal Funds Effective Rate plus 0.50%) plus 1.00% per annum. The letter of credit fee charged under the 2013 credit facility is 2.00% per annum. The Company expenses the interest and letter of credit fees under the 2013 credit facility, as applicable, in the period incurred. The obligations under the 2013 credit facility are secured by all domestic assets of the Company and several of its domestic subsidiaries. The 2013 credit facility terminates on April 18, 2015 and all amounts outstanding thereunder will become due and payable in full and the Company would be required to collateralize with cash any outstanding letter of credit under the 2013 credit facility up to 105% of the amounts outstanding. The Company incurred financing costs of $111 in connection with the 2012 credit facility, which were deferred and were amortized to interest expense over the term of the 2012 credit facility, or through April 15, 2013. In connection with the 2013 credit facility, the Company incurred financing costs of approximately $540 which have been deferred and are being amortized to interest expense over the term of the 2013 credit facility, or through April 18, 2015.

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

On December 3, 2013, the Company entered into an amendment to the 2013 credit facility. This amendment provided for the licensing of intellectual property rights to the Company and its subsidiaries and the lessening of a restriction on the Company and its subsidiaries ability to make certain permitted investments.

On January 16, 2014, the Company entered into an amendment to the 2013 credit facility. This amendment provided for lessening of certain restrictions on the Company and its subsidiaries ability to acquire other entities, incur additional indebtedness, enter into transactions with affiliates, transfer assets, and repurchase the

Company’s common stock. In addition, this amendment provided for a decrease to the minimum free cash flow financial covenant that the Company is required to meet. In connection with this amendment, the Company incurred additional financing costs of $196 which have been deferred and are being amortized to interest expense over the remaining term of the 2013 credit facility.

As of December 31, 2013, the Company was in compliance with all of its covenants under the 2013 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants of the 2013 credit facility for the foreseeable future.

As of December 31, 2013, the Company had no borrowings, but had outstanding letters of credit totaling $49,217, under the 2013 credit facility. The increase in the amount of outstanding letters of credit from December 31, 2012 to December 31, 2013 is primarily the result of additional letters of credit issued as collateral for new demand response arrangements and obligations. As of December 31, 2013, the Company had $20,783 available under the 2013 credit facility for future borrowings or issuances of additional letters of credit.

8.    Stockholders’ Equity

In May 2007, the Company’s board of directors approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 50,000,000, to authorize 5,000,000 shares of undesignated preferred stock, and to eliminate all references to the designated Series Preferred Stock. At December 31, 2013, the Company has authorized 50,000,000 shares of common stock, of which 29,920,807 shares were issued and outstanding and 2,668,726 shares have been reserved for future issuance under the Company’s Amended and Restated 2007 Employee, Director and Consultant Stock Plan (the 2007 Plan).

Share Repurchase Program

On August 6, 2013, the Company’s Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock during the period from August 6, 2013 through August 6, 2014, unless earlier terminated by the Board of Directors. During the year ended December 31, 2013, the Company repurchased 605,506 shares of the Company’s common stock at a weighted-average purchase price of $15.62 per share for a total cost of $9,455. All shares were retired upon repurchase.

9.    Stock-Based Compensation

The Company’s Amended and Restated 2003 Stock Option and Incentive Plan (2003 Plan) and the 2007 Plan (collectively the Plans) provide for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to eligible employees, directors and consultants of the Company. Options granted under the Plans are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Options, restricted stock awards and restricted stock unit awards generally vest ratably over four years, with certain exceptions. The 2003 Plan expired upon the Company’s initial public offering (IPO) in May 2007. Any forfeitures under the 2003 Plan that occurred after the effective date of the IPO are available for future grant under the 2007 Plan up to a maximum of 1,000,000 shares. The 2007 Plan contained an “evergreen” provision, which provided for an annual increase to the shares issuable under the 2007 Plan by an amount equal to the lesser of 520,000 shares or an amount determined by the Company’s board of directors. This annual increase is effective on the first day of each fiscal year through 2017. On May 28, 2013, the Company’s shareholders approved an amendment and restatement of the 2007 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2007 Plan by 2,500,000 shares and eliminate the evergreen provision. The annual increase for the years ended December 31, 2013, 2012 and 2011 was 3,020,000, 520,000 and 520,000 shares, respectively. During the years ended December 31, 2013, 2012, and 2011, the Company issued 8,920, 44,871, and 18,211 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligations to those individuals. As of December 31, 2013, 2,668,726 shares were available for future grant under the 2007 Plan.

Stock Options

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.8%	1.8%	3.2%
Vesting term, in years	2.22	2.22	2.22
Expected annual volatility	75%	78%	80%
Expected dividend yield	—%	—%	—%
Exit rate pre-vesting	7.70%	8.00%	8.00%
Exit rate post-vesting	14.06%	14.06%	14.06%

The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. In addition, the terms of the 2013 credit facility preclude the Company from paying dividends. During the year ended December 31, 2013, the Company updated its estimated pre-vesting and post-vesting exit rates applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense noting no change in the exit-rate post vesting and no material changes in the expected annual volatility or exit rate pre-vesting. The changes in estimates of the volatility and exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying consolidated statements of operations for the year ended December 31, 2013.

In June 2013, in connection with the departure of the Company’s former Executive Vice President, certain unvested share-based payments were forfeited. This individual forfeited 159,028 shares of restricted common stock and 12,500 restricted stock units. As a result, during the year ended December 31, 2013, the Company reversed approximately $294 of stock-based compensation expense that had been recognized in years related to the portion of these unvested share-based payments that had been previously expected to vest.

The components of stock-based compensation expense are disclosed below:

	Year Ended December 31,
	2013	2012	2011
Stock options	$1,371	$2,046	$5,170
Restricted stock and restricted stock units	14,497	11,570	8,294

Total	$15,868	$13,616	$13,464

Stock based compensation is recorded in the accompanying statements of operations, as follows:

	Year Ended December 31,
	2013	2012	2011
Selling and marketing expenses	$5,829	$4,641	$4,203
General and administrative expenses	8,629	7,755	8,255
Research and development expenses	1,410	1,220	1,006

Total	$15,868	$13,616	$13,464

The stock-based compensation expense related to share-based payments to non-employees was not material for the years ended December 31, 2013, 2012 and 2011. The Company recognized an income tax benefit from share-based compensation arrangements of $595 during the year ended December 31, 2013. The Company recognized no material income tax benefit from stock-based compensation arrangements during the years ended 2012 and 2011. No material compensation cost was capitalized during the years ended December 31, 2013, 2012 and 2011.

The following is a summary of the Company’s stock option activity during the year ended December 31, 2013:

	Year Ended December 31, 2013
	Number of Shares Underlying Options	Exercise Price Per Share	Weighted– Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,275,311	$0.17–$48.06	$16.26	$2,915	(2)
Granted	4,000		16.34
Exercised	(264,325)		8.95	2,014	(3)
Cancelled	(54,244)		23.31

Outstanding at December 31, 2013	960,742	$0.17–$48.06	$17.87	$4,691	(4)

Weighted average remaining contractual life in years: 3.1
Exercisable at end of period	895,601	$0.17–$48.06	$17.36	$4,634	(4)

Weighted average remaining contractual life in years: 3.0
Vested or expected to vest at
December 31, 2013 (1)	957,873	$0.17–$48.06	$17.88	$4,682	(4)

(1)	This represents the number of vested options as of December 31, 2013 plus the number of unvested options expected to vest as of December 31, 2013 based on the unvested options outstanding at December 31, 2013, adjusted for the estimated forfeiture rate of 7.7%.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $11.75 and the exercise price of the underlying options.

(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.

(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $17.21 and the exercise price of the underlying options.

Additional Information About Stock Options

	Year Ended December 31,
In thousands, except share and per share amounts	2013	2012	2011
Total number of options granted during the year	4,000	10,800	44,650
Weighted–average fair value per share of options granted	$10.15	$5.37	$11.32
Total intrinsic value of options exercised (1)	$2,014	$1,447	$3,484

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of December 31, 2013, 952,249 options were held by employees and directors of the Company and 8,493 options were held by non-employees. For outstanding unvested stock options related to employees as of December 31, 2013, the Company had $356 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 0.9 years. There were no material unvested non-employee options as of December 31, 2013.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock and restricted stock units subject to service-based vesting conditions outstanding as of December 31, 2013, the Company had $15,547 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of December 31, 2013, the Company had $4,101 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were not probable of vesting as of December 31, 2013, the Company had $16 of unrecognized stock-based compensation expense. If and when any additional portion of these awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	2,135,496	$9.78
Granted	1,609,469	16.48
Vested	(935,269)	11.50
Cancelled	(414,374)	11.40

Nonvested at December 31, 2013	2,395,322	$13.48

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with certain exceptions. Included in the above table are 37,353 shares of restricted stock granted to certain non-executive employees and 30,740 shares of restricted stock granted to the Company’s board of directors during the year ended December 31, 2013 that were immediately vested. Also included in the table above, are shares of restricted stock granted to non-employee advisory board members. During the year ended December 31, 2013, the Company granted 33,000 shares of restricted stock to non-employee advisory board members. Of the 33,000 shares of restricted stock granted, 22,000 shares of restricted stock vest ratably on a quarterly basis over four years and 11,000 shares of restricted stock vest in equal annual tranches on July 1, 2014 and July 1, 2015, as long as the individuals continue to serve as advisory board members through the date of the applicable vesting. The Company accounts for these share-based awards in accordance with ASC 505-50, Equity Based Payments to Non-Employees, which will result in the Company continuing to re-measure the fair value of the share-based awards until such time as the awards vest. During the year ended December 31, 2013, the Company recorded stock-based compensation expense related to these awards of $107. As of December 31, 2013 the awards had a fair value of $521.

The fair value of restricted stock upon which vesting is solely service-based is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, Stock Compensation, over the vesting period. With the exception of certain executives whose employment agreements provide for continued vesting in certain circumstances upon departure, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. During the year ended December 31, 2013, the Company granted

480,000 shares of nonvested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2014 if the performance criteria related to certain 2013 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2013 operating results are not achieved, 100% of the shares are forfeited.

In November 2011, the Company’s Board of Directors approved a plan to include performance-based stock awards as part of the annual non-executive bonus plan. In December 2011, 283,334 shares were issued under the 2007 Plan with a fair value of $2,700 and these awards will vest in equal installments in 2013 and 2014 if the performance conditions are achieved. Through December 31, 2011, the Company determined that no awards were probable of vesting and as a result, no stock-based compensation expense related to these awards was recorded through December 31, 2011. In March 2012, the performance conditions were modified and the Company determined that the modified performance conditions were probable of being achieved. As the performance-based stock awards were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the awards. The fair value of these awards was re-measured as of the modification date resulting in a new grant-date fair value of $2,132 after accounting for cancelled grants due to employee terminations. As these awards were probable of vesting as of March 31, 2012 and a portion of the service period had lapsed, the Company recorded a cumulative catch-up adjustment of stock-based compensation expense during the three months ended March 31, 2012 as required by ASC 718. During the years ended December 31, 2013 and 2012, there were no changes to probabilities of existing performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

Additional Information About Restricted Stock

	Year Ended December 31,
In thousands, except share and per share amounts	2013	2012	2011
Total number of shares of restricted stock granted during the year	1,609,469	1,581,878	1,062,165
Weighted average fair value per share of restricted stock granted	$16.48	$8.07	$14.24
Total number of shares of restricted stock vested during the year	935,269	393,224	103,131
Total fair value of shares of restricted stock vested during the year	$15,029	$3,884	$1,349

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	106,478	$27.88
Granted	—	—
Vested	(56,603)	27.01
Cancelled	(15,625)	29.48

Nonvested at December 31, 2013	34,250	$28.59

Additional Information About Restricted Stock Units

	Year Ended December 31,
In thousands, except share and per share amounts	2013	2012	2011
Total number of shares of restricted stock units vested during the year	56,603	92,042	95,167
Total fair value of shares of restricted stock units vested during the year	$948	$884	$1,609

10.    Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method of ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, ASC 740 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Domestic and foreign pre-tax income is as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$17,448	$(16,855)	$(6,506)
Foreign	7,280	(3,667)	(5,071)

	$24,728	$(20,522)	$(11,577)

The provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State	452	72	233
Foreign	1,116	353	57

	1,568	425	290
Deferred
Federal	1,384	1,245	1,212
State	(151)	242	235
Foreign	(161)	(141)	69

	1,072	1,346	1,516

	$2,640	$1,771	$1,806

The Company has provided for non-income based taxes in general and administrative expenses as of December 31, 2013, 2012, and 2011.

A reconciliation of income tax expense in the consolidated financial statements to the statutory tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory federal rate	34.0%	(34.0)%	(34.0)%
State taxes	7.9	(4.7)	(2.0)
Foreign withholding	1.7	0.4	—
Non-deductible stock based compensation expense	(6.9)	7.3	19.1
Credits	(3.5)	(3.6)	—
Other	(0.3)	3.7	7.0
Change in valuation allowance	(22.2)	39.5	25.5

	10.7%	8.6%	15.6%

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$9,266	$18,621
Intangible assets	5,626	3,818
Reserves and accruals	1,925	1,463
Deferred revenue	4,241	3,100
Deferred rent	2,955	666
Stock options	7,126	6,830
Tax credits and other	3,532	1,591

	$34,671	$36,089

Deferred tax liabilities:
Property and equipment	$(8,446)	$(4,276)
Tax deductible goodwill	(4,788)	(4,077)
Other	(186)	—

Total deferred tax liabilities	$(13,420)	$(8,353)

Net deferred tax assets before valuation allowance	$21,251	$27,736
Valuation allowance	(25,784)	(31,718)

Net deferred tax liability	$(4,533)	$(3,982)

The Company has provided a valuation allowance against certain U.S. and foreign deferred tax assets. The valuation allowance decreased $5,934 during the year ended December 31, 2013, due to operating income generated in the U.S. and Australia.

As of December 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of $40,589 and $16,268, respectively. The losses expire at various times through 2031. The Company’s U.S. net operating loss carryforwards at December 31, 2013 include $19,912 in income tax deductions, the benefit of which will be reflected as a credit to additional paid-in capital as realized. However, in the future, if the underlying amounts expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefits may not be realized. Due to the utilization of net operating losses in certain states, the Company utilized income tax deductions related to the exercise of stock options during the year ended December 31, 2013 and 2012 and recorded the benefit of $595 and $0, respectively, directly to additional paid-in capital. The Company has U.S. tax credits of $2,234 which begin to expire in 2020. As of December 31, 2013, the Company has Australian federal net operating loss carryforwards of $3,905; the Australian losses do not expire. As of December 31, 2013, the Company had New Zealand federal net operating loss carryforwards of $245; the New Zealand losses do not expire.

Activity related to unrecognized tax benefits was as follows:

Balance at December 31, 2011	—
Additions based on tax positions related to the current year	$399

Balance at December 31, 2012	$399
Adjustments based on tax positions related to prior year	$112
Additions based on tax positions related to the current year	$43

Balance at December 31, 2013	$554

Substantially all of the Company’s unrecognized tax benefits, if recognized, would have no impact on the effective tax rate as the benefit would be offset with a valuation allowance. The Company has adopted a policy that it will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense, when and if recorded. No material amount of interest or penalties have been recognized since inception.

The Company files U.S. Federal and state income tax returns, as well as income tax returns in Australia, New Zealand, Canada and the United Kingdom. Tax years 2010 and forward are open in the material jurisdictions in which the Company operates. However, the Company is not under examination in any jurisdiction.

The Company plans to indefinitely reinvest the unremitted earnings of its material foreign subsidiaries. As such, it has not accrued the U.S. tax that would be due upon repatriation. As of December 31, 2013, the amounts of foreign earnings that are expected to remain invested outside the U.S. indefinitely, and for which no U.S. tax expense has been provided, are not material.

11.    Employee Savings and Retirement Plan

The Company has established a 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) covering substantially all employees. Once the employees have met the eligibility and participation requirements under the 401(k) Plan, employees may contribute a portion of their earnings to the 401(k) Plan to be invested in various employee-directed savings alternatives. At the discretion of the Company’s board of directors, the Company may make matching contributions to the 401(k) Plan, which may vest ratably over periods ranging from one to three years. From inception of the 401(k) Plan through December 31, 2011, the Company had not made any matching contributions to the 401(k) Plan. For the year ended December 31, 2012, the Company approved a single discretionary contribution totaling $327. Commencing in fiscal 2013, the Company has matched 50% of an employee’s contribution to the 401(k) Plan up to 6% and a maximum annual contribution by the Company of $2.5 per employee. For the year ended December 31, 2013, total matching contributions made by the Company to the 401(k) Plan were $1,224.

12.    Commitments and Contingencies

In June 2012, the Company exercised its termination option under the former lease for its principal executive offices at 75-101 Federal Street, Boston, Massachusetts (the Old Lease) and provided notice of its election to terminate the Old Lease effective as of June 30, 2013. As a result of its election to terminate the Old Lease, the Company was required to make a lease termination payment of $1,146 of which $573 was paid upon exercise of the election to terminate and the remaining $573 was paid in June 2013. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded the fair value of this lease termination expense of $1,146 within general and administrative expenses during 2012.

In July 2012, the Company entered into a lease for its new principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts (the New Lease). The New Lease term is through July 2020 and the New Lease contains both a rent holiday period and escalating rental payments over the New Lease term. The New Lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company began occupying the space during the second quarter of fiscal 2013. In accordance with the terms of the New Lease, the landlord provided certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases, the Company recorded the incentives as deferred rent and will reflect these amounts as reductions of lease expense over the lease term. During the year ended December 31, 2013, the Company recorded $4,919 as deferred rent related to landlord lease incentives. Although lease payments under this arrangement did not commence until August 2013, as the Company had the right to use and controlled physical access to the space, it determined that the lease term commenced in July 2012 and, as a result, began recording rent expense on this lease arrangement at that time on a straight-line basis. The New Lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and recorded the estimated fair value of these obligations as the related leasehold improvements were incurred. The Company will accrete the liability to fair value over the life of the lease as a component of operating expenses. As of December 31, 2013, the Company recorded an asset retirement obligation of $406.

Pursuant to the terms of the prior Lease, in addition to the lease termination payment, the Company was required to continue to pay its contractual lease payments through the lease termination date of June 30, 2013. The Company recorded the remaining contractual lease payments ratably through the lease termination date since the Company intended to utilize the leased space through the lease termination date. As a result of its election to terminate the Old Lease, the Company re-evaluated the estimated useful life of the leasehold improvements and furniture and fixtures related to this leased space and concluded that a change in the estimated useful life was required. As a result, commencing in June 2012, the Company revised the estimated useful life of these associated assets totaling $937 to fully depreciate the remaining net book value of these assets over the shorter of their remaining useful life or the revised lease termination date.

As of December 31, 2013 and 2012, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $7,629 and $1,641, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At December 31, 2013, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows:

Operating Leases
2014	$5,292
2015	4,162
2016	3,942
2017	3,933
2018	4,041
Thereafter	6,361

Total minimum lease payments (not reduced by sublease rentals of $206)	$27,731

Rent expense under operating leases amounted to $7,192, $6,893 and $5,144 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company was contingently liable under outstanding letters of credit for $49,217.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of December 31, 2013 were $50,895 and included deposits held by certain customers of $128 and certain restricted cash utilized to collateralize certain demand response programs of $1,550 at December 31, 2013. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of December 31, 2013, the Company had $2,908 in deferred fees for these arrangements which were included in deferred revenues as of December 31, 2013. As of December 31, 2013, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $8,626.

As of December 31, 2013 and December 31, 2012, the Company accrued in the accompanying consolidated balance sheets $1,720 and $685, respectively, of performance adjustments related to fees received for its contractual commitments and participation in certain demand response programs. The Company believes that it is probable that these performance adjustments will need to be re-paid to the utility or electric power grid operator and since the utility or electric power grid operator has the right to require repayment at any point at its discretion, the amounts have been classified as a current liability.

In November 2012, the Company decided to net settle a portion of its future contractual delivery obligations in a certain open market bidding program. As of December 31, 2013, the Company entered into transactions to net settle a significant portion of its future delivery obligations and these transactions have been approved by the customer as of December 31, 2013. As a result, as long as the other criteria for revenue recognition are met, the Company will recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of DemandSMART revenues. During the year ended December 31, 2013 the Company recognized revenues of $8,824 related to these net settlement transactions. During the years ended December 31, 2013 and 2012, the Company did not incur any material charges or liabilities related to this matter. Furthermore, the Company does not expect that any additional charges or liabilities will be material to the Company’s consolidated results of operations and anticipates that additional charges or liabilities, if any, would be substantially incurred and recorded within the Company’s consolidated results of operations for fiscal 2014.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

In connection with the Company’s agreement for its employee health insurance plan, the Company could be subject to an additional payment if the agreement is terminated. The Company has not elected to terminate this agreement nor does the Company believe that termination is probable for the foreseeable future. As a result, the Company has determined that it is not probable that a loss is likely to occur and no amounts have been accrued related to this potential payment upon termination. As of December 31, 2013, the payment due upon termination would be $1,026.

Legal Proceedings

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

On May 3, 2013, a purported shareholder of the Company (the Plaintiff) filed a derivative and class action complaint in the United States District Court for the District of Delaware (the Court) against certain officers and directors of the Company as well as the Company as a nominal defendant (the Defendants). The complaint asserts derivative claims, purportedly brought on behalf of the Company, for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with certain equity grants (awarded in 2010, 2012, and 2013) that allegedly exceeded an annual limit on per-employee equity grants purported to be contained in the 2007 Plan. The complaint also asserts a direct claim, brought on behalf of the plaintiff and a proposed class of the Company’s shareholders, alleging the Company’s proxy statement filed on April 26, 2013 was false and misleading because it failed to disclose that the equity grants were improper. The plaintiff seeks, among other relief, rescission of the equity grants, unspecified damages, injunctive relief, disgorgement, attorneys’ fees, and such other relief as the Court may deem proper.

Defendants filed a motion to dismiss on August 30, 2013. Plaintiff responded to the motion on October 18, 2013 and Defendants replied on November 22, 2013. No hearing date has been set.

The Company continues to believe that the Company and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaint, and continues to pursue these defenses vigorously. The Company continues to believe that it is neither remote nor probable that the Company will incur a loss related to this matter. There can be no assurance, however, that the Company’s defense of this matter will be successful. The Company carries insurance for these types of claims and currently believes that a resolution to this claim, in excess of the deductible, would be covered by its insurance. Therefore, the Company does not currently believe that it is reasonably possible that the potential magnitude of the range of any loss would be material to the Company’s consolidated financial conditions, results of operations or cash flows. However, there is no guarantee that this claim will be covered by the Company’s insurer. A denial of the claim by the insurance provider or a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect its consolidated financial condition, results of operations and cash flows. In addition, regardless of the outcome of this matter, the matter may divert financial and management resources and result in general business disruption, including that the Company may suffer from adverse publicity that could harm its reputation and negatively impact its stock price.

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

13.    Assets and Liabilities Held for Sale

During the three months ended December 31, 2013, the Company committed to a plan to sell a component of the business that the Company acquired in connection with its acquisition of Global Energy in January 2011 related to consulting and engineering support services to the global electric utility industry, with a particular focus on providing consulting services to utilities (“Utility Solutions Consulting”). The Company engaged a third party consultant to assist the Company in actively marketing this service line for sale and identify a buyer. Based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company concluded all of the criteria were met and that the assets and liabilities of Utility Solutions Consulting that are expected to be sold should be classified as held for sale as of December 31, 2013. The assets held for sale relate to separately identifiable intangible assets, including customer relationships and certain non-compete agreements that were acquired in connection with the Global Energy acquisition and specifically relate to Utility Solutions Consulting. Due to the fact that the Company has concluded that Utility Solutions Consulting meets the definition of a business in accordance with ASC 805, also included in assets held for sale is the goodwill of the Company’s All Other reporting unit which has been allocated to Utility Solutions Consulting, which is a component of this reporting unit. The amount of goodwill allocated to Utility Solutions Consulting was based on the relative fair values of this business and the portion of the reporting unit that will be retained. The liabilities held for sale relate to the portion of the Company’s deferred tax liability related to the goodwill that has been allocated to Utility Solutions Consulting. The following table summarizes the assets and liabilities held for sale as of December 31, 2013:

December 31, 2013
Customer relationship intangible assets, net	$153
Other definite-lived intangible assets, net	39
Goodwill	489

Total Assets Held for Sale	681

Deferred tax liability	521

Total Liabilities Held for Sale	$521

The Company has concluded that the Utility Solutions Consulting disposal group meets the criteria of discontinued operations under ASC 205-20, Discontinued Operations. However, the Company has determined that the operations of Utility Solutions Consulting are neither quantitatively or qualitatively material to the Company’s consolidated operations for the years ended December 31, 2013, 2012 or 2011, respectively, and therefore, the results of operations of Utility Solutions Consulting have not been presented as discontinued operations in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

14.    Subsequent Events

Acquisitions

Entelios AG

On February13, 2014, the Company and one of its subsidiaries completed an acquisition of all of the outstanding stock of Entelios AG (Entelios), a privately-held company headquartered in Germany that is a leading provider of demand response in Europe. This acquisition accelerates the Company’s entry into continental Europe with Entelios’ strong team and existing relationships with leading grid operators, utilities, retailers, and commercial, institutional, and industrial customers.

The Company concluded that this acquisition represented a business combination under ASC 805 but has concluded that it did not represent a material business combination and therefore, no pro forma financial information will be required.

The Company acquired Entelios for an aggregate purchase price, exclusive of potential contingent consideration, of $21,784 (16,000 Euros translated based on the exchange rate on the date of the acquisition close), all of which was paid in cash. Of the consideration paid at closing, $6,884 (5,056 Euros) was paid as consideration to allow for Entelios to settle its outstanding debt and related tax obligations. In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to an earn-out amount up to a maximum of $2,042 (1,500 Euros). The earn-out payment, if any, will be based on the achievement of certain minimum defined profit metrics for the years ended December 31, 2014 and 2015, respectively. Of the $2,042 (1,500 Euros) maximum earn-out payment, up to $817 (600 Euros) and $1,225 (900 Euros) relate to the achievement of the defined profit metrics for the years ended December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment if the milestone is not fully achieved, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. The Company is still gathering information in order to determine the fair value of the contingent purchase price consideration as of the acquisition date. Any changes in fair value after the completion of this analysis will be recorded to the Company’s consolidated statements of operations.

Transaction costs related to this business combination have been expensed as incurred, which are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company’s consolidated financial statements will reflect Entelios results of operations from February 13, 2014 forward.

The Company is in the process of gathering information to complete its preliminary valuation of certain assets and liabilities acquired as part of the transaction in order to complete a preliminary purchase price allocation.

Activation Energy DSU Limited

On February13, 2014, the Company and one of its subsidiaries completed an acquisition of all of the outstanding stock of Activation Energy DSU Limited (Activation Energy), a privately-held company headquartered in Ireland that is the leading provider of demand response software and services in Ireland. This acquisition gives the Company an immediate presence in the Irish capacity market and further strengthens the Company’s ability to deliver its full suite of energy intelligence software applications throughout Europe.

The Company concluded that this acquisition represented a business combination under ASC 805 but has concluded that it did not represent a material business combination and therefore, no pro forma financial information will be required.

The Company acquired Activation Energy for an aggregate purchase price of $3,844 (2,823 Euros translated based on the exchange rate on the date of the acquisition close), plus an additional $732 (538 Euros) paid as working capital and other adjustments, all of which was paid in cash. In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to an earn-out amount up to a maximum of $1,398 (1,027 Euros). The earn-out payment, if any, will be based on the achievement of certain minimum defined megawatt enrollment, as well as, profit metrics for the years ended December 31, 2014 and 2015, respectively. Of the $1,398 (1,027 Euros) maximum earn-out payment, up to $350 (257 Euros) and $1,048 (770 Euros) relate to the achievement of the defined profit metrics for the years ended December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment if the milestone is not fully achieved, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. The Company is still gathering information in order to determine the fair value of the contingent purchase price consideration as of the acquisition date. Any changes in fair value after the completion of this fair value analysis will be recorded to the Company’s consolidated statements of operations.

Transaction costs related to this business combination have been expensed as incurred, which are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company’s consolidated financial statements will reflect Activation Energy results of operations from February 13, 2014 forward.

The Company is in the process of gathering information to complete its preliminary valuation of certain assets and liabilities acquired as part of the transaction in order to complete a preliminary purchase price allocation.

Equity Investment and License

In February 2014, the Company purchased preferred stock in a privately-held company that licenses its developed software technology related to managing electricity tariff rates and related subject matters to allow third parties a central repository to obtain this information and to convert energy usage data into financial costs and savings for a purchase price of $1,000. As a result of this investment, the Company owns approximately 9% of this privately-held company on a fully diluted basis. As part of this equity investment, the Company obtained certain rights, including the ability to appoint a director to the privately-held company’s Board of Directors.

In addition to the above equity investment, the Company also entered into a license agreement to obtain a perpetual license to the developed software technology and other rights for $2,000. In accordance with the terms of the license agreement, the Company has a perpetual license to the developed software technology, including any future updates and enhancements, as well as, in certain instances has the right to acquire ownership of the technology. The Company also has the ability to recoup its initial $2,000 license fee based on a royalty of certain future revenues that may be generated from the licensing of the developed software technology.

Exhibit Index

Number	Exhibit Title

2.1	Stock Purchase Agreement, dated as of December 2, 2010, by and among EnerNOC Inc., Global Energy Partners, Inc., The Global Energy Partners, Inc., Employee Stock Ownership Trust and certain individuals named herein, filed as Exhibit 2.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 001-33471), is hereby incorporated by reference as
Exhibit 2.1.

2.2	Agreement and Plan of Merger, dated as of January 21, 2011, by and among EnerNOC, Inc., M2M Communications Corporation, M2M Merger Sub, Inc., Steven L. Hodges, in his capacity as stockholder representative, and certain individuals named therein, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed May 5, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.2.

2.3	Stock Purchase Agreement, dated as of July 1, 2011, by and among EnerNOC, Inc., EnerNOC Australia Pty Ltd, Energy Response Holdings Pty Ltd, Semibreve Pty Ltd, in its capacity as a security holder representative, and certain individuals named therein, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed November 7, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.3.

3.1	Amended and Restated Certificate of Incorporation of EnerNOC, Inc., filed as Exhibit 3.2 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws of EnerNOC, Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2014 (File 001-33471), is hereby incorporated by reference as Exhibit 3.2.

4.1	Form of Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 4.1.

10.1	Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of April 18, 2013 filed as Exhibit 10.1 to the Registrant’s
Form 10-Q filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.2	Guarantee and Collateral Agreement made by EnerNOC, Inc. and Other Grantors in favor of Silicon Valley Bank, dated as of April 18, 2013 filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.2.

10.3	First Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of August 2, 2013, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.4#	Second Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of December 3, 2013, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 23, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.3.

10.5*	Third Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of January 16, 2014.

10.6	Summary of 2014 Executive Bonus Plan, filed in the Registrant’s Current Report 8-K filed December 18, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.6.

10.7	Amended and Restated Credit Agreement among EnerNOC, Inc., ENOC Securities Corporation and Silicon Valley Bank, dated as of March 14. 2012, filed as Exhibit 10.1 to the Registrant’s
Form 10-Q filed May 8, 2012 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.7.

10.8	First Amendment to Amended and Restated Credit Agreement by and among EnerNOC, Inc., ENOC Securities Corporation and Silicon Valley Bank, dated as of June 29, 2012, filed as
Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2012 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.8.

10.9	Guarantee and Collateral Agreement made by EnerNOC, Inc. and ENOC Securities Corporation in favor of Silicon Valley Bank, dated as of April 15, 2011, filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.9.

10.10	Letter Agreement, dated as of January 10, 2013, between EnerNOC, Inc. and Gregg Dixon, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K file January 11, 2013
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.10.

10.11*	Amended and Restated 2007 Employee, Director and Consultant Stock Plan of EnerNOC, Inc. dated May 28, 2013.

10.12	Offer Letter, dated April 18, 2013 by and between EnerNOC, Inc. and Neil Moses, filed as
Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2013
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.12.

10.13	Severance Agreement, dated as of April 22, 2013, by and between EnerNOC, Inc. and Neil Moses, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2013
(File No. 001-33471), is hereby incorporated by refence as Exhibit 10.13.

10.14*	EnerNOC, Inc. Fourth Amended and Restated Non-Employee Director Compensation Policy, as amended.

10.15@	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between Timothy G. Healy and EnerNOC, Inc., as amended by the First Amendment to the Second Amended and Restated Employment Agreement, dated as of March 1, 2012, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.15.

10.16@	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between David B. Brewster and EnerNOC, Inc., filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.16.

10.17@	Form of Severance Agreement by and between EnerNOC, Inc. and each of Gregg Dixon and David Samuels, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed February 12, 2007
(File No. 333-140632), is hereby incorporated by reference as Exhibit 10.17.

10.18@	Form of Amendment No. 1 to Form of Severance Agreement by and between EnerNOC, Inc, and each of Gregg Dixon and David Samuels, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 10, 2007 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.18.

10.19#	Lease Agreement, dated as of July 5 2012, between EnerNOC, Inc. and Fallon Cornerstone ONEMPDLLC, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 6, 2012
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.19.

10.20	Amended and Restated Office Lease, dated as of August 15, 2008, between Transwestern Federal, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.20.

10.21	First Amendment to Amended and Restated Lease, dated as of September 16, 2011, between Aslan III Federal, L.L.C. (formerly known as Transwestern Federal, L.L.C.) and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 7, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.21.

10.22	Sub-Sublease Agreement by and between Prosodie Interactive California and EnerNOC, Inc., dated May 30, 2008, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 13, 2008
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.22.

10.23	Agreement of Lease, dated as of September 9, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.23.

10.24@	EnerNOC, Inc. Amended and Restated 2007 Employee, Director and Consultant Stock Plan and HMRC Sub-Plan for UK Employees and Australian Sub-Plan, and forms of agreement thereunder, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.24.

10.25@	Summary of Revised 2013 Executive Officer Bonus Plan, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.25.

10.26@	Form of Indemnification Agreement between EnerNOC, Inc. and each of the directors and executive officers thereof, filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended, filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 10.26.

10.27@	Offer Letter, dated as of November 4, 2009, by and between EnerNOC, Inc. and Kevin Bligh, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2009
(File No. 001-33471), is hereby incorporated by reference as Exhibit 10.27.

21.1*	Subsidiaries of EnerNOC, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from EnerNOC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.**

@	Management contract, compensatory plan or arrangement.

*	Filed herewith

#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.