Form 10-Q
period 2014-09-30
ENERNOC INC
filed 2014-11-07
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 29,175,394 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2014.

EnerNOC, Inc.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$246,215	$149,189
Restricted cash	1,097	1,834
Trade accounts receivable, net of allowance for doubtful accounts of $610 and $454 at September 30, 2014 and December 31, 2013, respectively	56,994	35,933
Unbilled revenue	156,432	66,675
Capitalized incremental direct customer contract costs	6,955	9,509
Deposits	2,063	252
Prepaid expenses and other current assets	11,218	6,610
Assets held for sale	—	681

Total current assets	480,974	270,683
Property and equipment, net of accumulated depreciation of $89,903 and $75,810 at September 30, 2014 and December 31, 2013, respectively	50,303	47,419
Goodwill	100,427	77,104
Customer relationship intangible assets, net	19,300	14,247
Other definite-lived intangible assets, net	5,467	2,939
Capitalized incremental direct customer contract costs, long-term	1,726	1,995
Deposits and other assets	6,641	1,568

Total assets	$664,838	$415,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,187	$2,031
Accrued capacity payments	126,084	76,676
Accrued payroll and related expenses	16,268	13,370
Accrued expenses and other current liabilities	30,074	10,145
Accrued performance adjustments	373	1,720
Deferred revenue	13,143	20,625
Liabilities held for sale	—	521

Total current liabilities	188,129	125,088
Deferred acquisition consideration	832	566
Accrued acquisition contingent consideration	553	—
Convertible senior notes, net	137,907	—
Deferred tax liability	14,542	6,211
Deferred revenue	7,623	6,819
Other liabilities	7,575	7,776
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 29,229,284 and 29,920,807 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	29	30
Additional paid-in capital	353,006	353,354
Accumulated other comprehensive loss	(3,219)	(2,535)
Accumulated deficit	(42,479)	(81,354)

Total EnerNOC, Inc. stockholders’ equity	307,337	269,495
Noncontrolling interest	340	—

Total stockholders’ equity	307,677	269,495

Total liabilities and stockholders’ equity	$664,838	$415,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Grid operator	$291,848	$236,300	$350,592	$266,443
Utility	27,741	32,673	50,011	57,839
Enterprise	9,833	9,500	25,382	23,194

Total revenues	329,422	278,473	425,985	347,476
Cost of revenues	168,564	126,072	232,505	172,142

Gross profit	160,858	152,401	193,480	175,334
Operating expenses (income):
Selling and marketing	18,972	15,761	56,997	50,444
General and administrative	24,472	19,746	72,340	60,872
Research and development	5,260	4,535	15,432	14,125
Gain on sale of service line (Note 15)	(359)	—	(3,737)	—
Gain on the sale of assets (Note 16)	—	—	(2,171)	—

Total operating expenses and income	48,345	40,042	138,861	125,441

Income from operations	112,513	112,359	54,619	49,893
Other (expense) income, net	(2,224)	233	(1,276)	(884)
Interest expense	(1,523)	(451)	(2,576)	(1,212)

Income before income tax	108,766	112,141	50,767	47,797
Provision for income tax	(12,111)	(5,284)	(11,950)	(5,828)

Net income	96,655	106,857	38,817	41,969
Net loss attributable to noncontrolling interest	(18)	—	(58)	—

Net income attributable to EnerNOC, Inc.	$96,673	$106,857	$38,875	$41,969

Net income per common share
Basic	$3.48	$3.83	$1.38	$1.52

Diluted	$3.11	$3.70	$1.33	$1.47

Weighted average number of common shares used in computing net income per common share

Basic	27,795,154	27,920,409	28,075,291	27,693,054

Diluted	31,434,164	28,843,010	30,074,187	28,616,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$96,655	$106,857	$38,817	$41,969
Foreign currency translation adjustments	(1,572)	55	(678)	(987)

Comprehensive income	95,083	106,912	38,139	40,982
Comprehensive loss attributable to noncontrolling interest	(18)	—	(52)	—

Comprehensive income attributable to EnerNOC, Inc.	$95,101	$106,912	$38,191	$40,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$38,817	$41,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,414	15,356
Amortization of acquired intangible assets	6,753	5,260
Stock based compensation expense	12,161	11,832
Excess tax benefit related to exercise of options, restricted stock and restricted stock units	(219)	(999)
Gain on sale of service line	(3,737)	—
Gain on sale of assets	(2,171)	—
Impairment of equipment	533	503
Impairment of definite lived intangible assets	323	—
Unrealized foreign exchange transaction loss	2,417	2,108
Deferred taxes	5,594	2,157
Non-cash interest expense	861	234
Accretion of fair value of deferred purchase price and accrued contingent purchase price consideration related to acquisitions	291	88
Other, net	371	29
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(19,957)	(26,643)
Unbilled revenue	(89,783)	(73,308)
Prepaid expenses and other current assets	(1,524)	(2,757)
Capitalized incremental direct customer contract costs	2,910	8,377
Other assets	225	(113)
Other noncurrent liabilities	(515)	6,884
Deferred revenue	(6,709)	(6,677)
Accrued capacity payments	49,660	47,941
Accrued payroll and related expenses	1,466	(1,103)
Accounts payable, accrued performance adjustments and accrued expenses and other current liabilities	15,531	2,321

Net cash provided by operating activities	29,712	33,459

Cash flows from investing activities
Purchases of property and equipment	(19,248)	(32,925)
Payments made for acquisitions, net of cash acquired	(36,406)	—
Payments made for investments	(2,500)	—
Proceeds from sale of service line	4,275	—
Proceeds from sale of assets	2,171	—
Change in restricted cash and deposits	(1,349)	(179)
Payments made for acquisition of customer contract	(403)	(699)

Net cash used in investing activities	(53,460)	(33,803)

Cash flows from financing activities
Proceeds from convertible debt offering	155,277	—
Proceeds from exercises of stock options	1,456	1,369
Payments made for buy back of common stock	(29,973)	(5,000)
Payments related to employee restricted stock minimum tax withholdings	(5,874)	—
Excess tax benefit related to exercise of options, restricted stock and restricted stock units	219	999

Net cash provided by (used in) financing activities	121,105	(2,632)
Effects of exchange rate changes on cash and cash equivalents	(331)	(835)

Net change in cash and cash equivalents	97,026	(3,811)
Cash and cash equivalents at beginning of period	149,189	115,041

Cash and cash equivalents at end of period	$246,215	$111,230

Non-cash financing and investing activities
Issuance of common stock in satisfaction of bonuses	$145	$154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Description of Business

EnerNOC, Inc. (the Company) is a leading provider of energy intelligence software, or EIS, and related solutions. The Company unlocks the full value of energy management for commercial, institutional and industrial end-users of energy, which the Company refers to as its C&I or enterprise customers, as well as electric power grid operators and utilities by delivering a comprehensive suite of demand-side management solutions. The Company’s EIS and related solutions help its customers buy energy better, use less energy and be more strategic about when they consume energy in order to reduce overall energy spend and maximize productivity of that spend.

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

During the third quarter of fiscal 2014, the Company began to offer its EIS and related solutions at three subscription levels: basic, standard, and professional. The Company delivers SaaS solutions on all of the major Internet browsers and on leading mobile device operating systems. In addition to its EIS packages, the Company sells a data-driven energy efficiency suite of premium consulting and custom training services, including technology integration services, supply consulting, energy efficiency planning, audits, assessments, commissioning and retro-commissioning services, which are available for an hourly or fixed fee. The Company’s target customers for its EIS and related solutions, to which it sells primarily through the Company’s direct sales force, are enterprises that spend approximately $100,000/year per site or more on energy.

Since inception, the Company’s business has grown substantially. The Company began by providing its demand response solutions in one state in the United States in 2003 and has expanded to providing its EIS and related solutions in several regions throughout the United States, as well as internationally in Australia, Brazil, China, Germany, India, Ireland, Japan, New Zealand, South Korea and the United Kingdom.

Reclassifications

The Company has reclassified certain amounts in its unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2013, to conform to the 2014 presentation. The reclassifications made relate to the presentation of the Company’s revenues from DemandSMART and EfficiencySMART, SupplySMART and other revenues to revenues from grid operators, revenues from utilities, and revenues from enterprise customers and was done in order to provide the users of its consolidated financial statements with additional insight into how the Company and its management view and evaluate its revenues and related growth. This reclassification within the unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2013 had no impact on previously reported total consolidated revenues or consolidated results of operations.

Presentational Changes

The Company has recorded certain adjustments related to the presentation of revenue and cost of revenue in its consolidated statement of operations for the three and nine months ended September 30, 2014. The Company has historically recorded revenue and cost of revenues net (as an agent) for certain transactions with C&I customers and upon further analysis during the quarter ended September 30, 2014, the Company concluded revenue and cost of revenues for these transactions should be recorded gross (as a principal). The Company assessed the materiality of the historical misstatements, individually and in aggregate, on its prior annual and quarterly consolidated financial statements and concluded the effect of the error was not material to its consolidated financial statements for any of the periods. The Company recorded an adjustment in the consolidated statement of income for the three months ended September 30, 2014 to correct the presentation of such revenues on a year-to-date basis. This correction resulted in an increase to both grid operator revenue and cost of revenue of $4,344 for the three month period ended September 30, 2014.

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

The results of operations of the acquired entities discussed above are included in the Company’s unaudited condensed consolidated statement of income from the date of acquisition forward.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

On October 9, 2014, the Company entered into an amendment to its lease for its principal executive offices (the July 5, 2012 Lease) to lease additional space. The Company’s lease for this additional space will commence on or about January 1, 2015, which is the date on which the Company has the right to control access and physical use of the leased space, and will be subject to the terms and conditions of the July 5, 2012 Lease. The lease term for the additional space shall coincide with the term for the July 5, 2012 Lease and expire on July 31, 2020 unless earlier terminated or further extended as provided in the July 5, 2012 Lease. The lease amendment contains both a rent holiday, under which lease payments do not commence until June 2015, and escalating rental payments. As a result, the Company will record rent on a straight-line basis in accordance with ASC 840, Leases, beginning upon the lease commencement date.

On November 4, 2014, the Company and one of its wholly-subsidiaries (Purchaser) entered into a definitive agreement and plan of merger (the Merger Agreement), to acquire World Energy Solutions, Inc., a Delaware corporation (the Target). Pursuant to the Merger Agreement, Purchaser will commence an offer (the Offer) to acquire all of the outstanding shares of the Target’s common stock, par value $0.0001 per share (the Shares) for $5.50 per share net to the seller in cash, without interest, subject to any required withholding of taxes. In addition to purchasing the Shares, the Company will assume the Target’s outstanding debt for a total transaction value of approximately $76,000 in cash. Completion of the Offer is subject to several conditions, including (i) that a majority of the shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the absence of a material adverse effect on the Target; and (iii) certain other customary conditions. The Offer is not subject to a financing condition.

There were no other material recognizable subsequent events recorded or requiring disclosure in the September 30, 2014 unaudited condensed consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements and notes thereto have been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2014 and statements of income, statements of comprehensive income and statements of cash flows for the three and nine month periods ended September 30, 2014 and 2013. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending December 31, 2014 (fiscal 2014).

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

The Company maintains a reserve for customer adjustments and allowances as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with company policy, the Company relies on historical data and known performance adjustments. These factors, and unanticipated changes in the economic and industry environment, could cause the Company’s reserve estimates to differ from actual results. The Company records a provision for estimated customer adjustments and allowances in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular program, analysis of credit memo data, historical customer adjustments, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. As of September 30, 2014 and December 31, 2013, the Company’s revenue reserves were $475 and $475, respectively.

Revenues from grid operators and revenues from utilities principally represent demand response revenues. During the three and nine month periods ended September 30, 2014, revenues from grid operators and utilities were comprised of $318,629 and $396,057 of demand response revenues, respectively, and $960 and $4,546 of EIS and related solutions revenues, respectively. During the three and nine month periods ended September 30, 2013, revenues from grid operators and utilities were comprised of $267,376 and $318,362 of demand response revenues, respectively, and $1,597 and $5,920 of EIS and solutions revenues, respectively.

All revenues from enterprise customers for the three and nine month periods ended September 30, 2014 and 2013 were derived from EIS and related solutions.

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

The Company has evaluated the factors within ASC 605 regarding gross versus net revenue reporting for its demand response revenues and its payments to C&I customers. Based on the evaluation of the factors within ASC 605, the Company has determined that all of the applicable indicators of gross revenue reporting were met. The applicable indicators of gross revenue reporting included, but were not limited to, the following:

•	The Company is the primary obligor in its arrangements with electric power grid operators and utility customers because the Company provides its demand response services directly to electric power grid operators and utilities under long-term contracts or pursuant to open market programs and contracts separately with C&I customers to deliver such services. The Company manages all interactions with the electric power grid operators and utilities, while C&I customers do not interact with the electric power grid operators and utilities. In addition, the Company assumes the entire performance risk under its arrangements with electric power grid operators and utility customers, including the posting of financial assurance to assure timely delivery of committed capacity with no corresponding financial assurance received from its C&I customers. In the event of a shortfall in delivered committed capacity, the Company is responsible for all penalties assessed by the electric power grid operators and utilities without regard for any recourse the Company may have with its C&I customers.

•	The Company has latitude in establishing pricing, as the pricing under its arrangements with electric power grid operators and utilities is negotiated through a contract proposal and contracting process or determined through a capacity auction. The Company then separately negotiates payments to C&I customers and has complete discretion in the contracting process with the C&I customers.

•	The Company has complete discretion in determining which suppliers (C&I customers) will provide the demand response services, provided that the C&I customer is located in the same region as the applicable electric power grid operator or utility.

•	The Company is involved in both the determination of service specifications and performs part of the services, including the installation of metering and other equipment for the monitoring, data gathering and measurement of performance, as well as, in certain circumstances, the remote control of C&I customer loads.

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

Commencing in fiscal 2012, all demand response capacity revenues related to the Company’s participation in the PJM open market program for its Limited demand response product (referred to as the PJM summer-only open market program in prior filings) are being recognized at the end of the four-month delivery period of June through September, or during the three month period ended September 30th of each year. Because the period during which the Company is required to perform (June through September) is shorter than the period over which payments are received under the program (June through May), a portion of the revenues that have been earned are recorded and accrued as unbilled revenue. Substantially all revenues related to the PJM open market program for the program year ended September 30, 2014 were recognized during the three month period ended September 30, 2014 and as a result of the billing period not coinciding with the revenue recognition period, the Company had $155,102 in unbilled revenues from PJM at September 30, 2014.

With respect to the PJM open market program, the Company commenced participation in a new service offering within this program on June 1, 2014. Under this new service delivery offering, which the Company refers to as the PJM Extended demand response program, the delivery period is from June through October and then May in the subsequent calendar year. The revenues and any associated penalties, if any, for underperformance related to participation in the PJM Extended demand response program are separate and distinct from the Company’s participation in other offerings within the PJM open market program. Under the PJM Extended demand response program, penalties incurred as a result of underperformance for a demand response event dispatched during the months of June through September and for a demand response test event are the same as the historical service offering in which the Company has participated, which the Company refers to as the PJM Limited demand response program. However, penalties incurred as a result of underperformance for an event dispatched during the month of October or the month of May are 1/52 multiplied by the number of the shortfall amount (committed capacity less actual delivered capacity) times the applicable capacity rate. Consistent with the PJM Limited demand response program, the Company notes that the fees could potentially be subject to adjustment or refund based on performance during the applicable performance period. The revenue will be recognized ratably over the delivery period if the Company can reliably estimate the amount of fees potentially subject to adjustment or refund as of the end of September, otherwise revenues related to its participation in this program would be recognized at the end of the delivery period. For the PJM Extended demand response delivery period that commenced on June 1, 2014 and ends on May 31, 2015, the potential fees that could be earned are not material, however, for subsequent years beyond the delivery period ending on May 31, 2015, the potential fees from participation in the PJM Extended demand response program could be material.

Demand response capacity revenues related to the Company’s participation in an open market program in Western Australia are potentially subject to refund and therefore, are deferred until a portion of such capacity revenues are reliably estimable which currently occurs upon an emergency event dispatch or until the end of the program period on September 30th. Historically all capacity revenues have been recognized during the three month period ended September 30th as there have previously been no emergency event dispatches. During the three month period ended June 30, 2014, there was an emergency event dispatch in this open market program and as a result, a portion of the capacity revenues were fixed and no longer subject to adjustment resulting in the recognition of $4,344 of capacity revenues and $1,982 of related cost of revenues during the three month period ended June 30, 2014. As of September 30, 2014, the Company determined that the amount of fees potentially subject to adjustment or refund was reliably estimable beginning with the new program year in Western Australia commencing on October 1, 2014. Therefore, future revenues will be recognized ratably over the delivery period from October 1 to September 30.

Energy event revenues are recognized when earned. Energy event revenue is deemed to be substantive and represents the culmination of a separate earnings process and is recognized when the energy event is initiated by the electric power grid operator or utility customer and the Company has responded under the terms of the contract or open market program. During the three and nine month periods ended September 30, 2014, the Company recognized $1,352 and $26,121, respectively, of energy event revenues, and during the three and nine month periods ended September 30, 2013, the Company recognized $19,281 and $23,440, respectively, of energy event revenues.

In 2012, the Company decided to net settle a portion of its future contractual delivery obligations in a certain open market bidding program. As of September 30, 2014, the Company entered into transactions to net settle a significant portion of its future delivery obligations and these transactions have been approved by the customer. As a result, as long as the other criteria for revenue recognition are met, the Company will recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of grid operator revenues. During the three and nine month periods ended September 30, 2014, the Company recognized revenues of $3,523 and $11,325, respectively, related to these net settlement transactions.

The Company has evaluated the forward capacity programs in which it participates and has determined that its contractual obligations in these programs do not currently meet the definition of derivative contracts under ASC 815, Derivatives and Hedging (ASC 815).

EnerNOC Demand Manager Solution

Under the Company’s EnerNOC Demand Manager solution, the Company generally receives an ongoing fee for overall management of the utility demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch. The Company recognizes revenues from these fees ratably over the applicable service delivery period commencing upon when the C&I customers have been enrolled and the contracted services have been delivered. In addition, under this offering, the Company may receive additional fees for program start-up, as well as, for C&I customer installations. The Company has determined that these fees do not have stand-alone value as such services do not have value without the ongoing services related to the overall management of the utility demand response program. Therefore, the Company recognizes these fees over the estimated customer relationship period, which is generally the greater of three years or the contract period, commencing upon the enrollment of the C&I customers and delivery of the contracted services. Through September 30, 2014, revenues from EnerNOC Demand Manager have not been material to the Company’s consolidated results of operations.

Enterprise EIS and Related Solutions

The Company’s enterprise EIS and related solutions revenues generally represent ongoing software or service arrangements under which the revenues are recognized ratably over the service period commencing upon delivery of the contracted service with the customer. Under certain of the Company’s arrangements, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, the Company defers the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain other of the Company’s arrangements, the Company sells proprietary equipment to C&I customers that is utilized to provide the ongoing services that the Company delivers. Currently, this equipment has been determined to not have stand-alone value. As a result, the Company defers revenues associated with the equipment and begins recognizing such revenue ratably over the expected C&I customer relationship period (generally three years), once the C&I customer is receiving the ongoing services from the Company. In addition, the Company capitalizes the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognizes such costs over the expected C&I customer relationship period.

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

Foreign Currency Translation

Foreign currency translation adjustments are recorded as a component of stockholders’ equity within accumulated other comprehensive loss. Gains (losses) arising from transactions denominated in foreign currencies and the re-measurement of certain intercompany receivables and payables are included in other (expense) income, net in the unaudited condensed consolidated statements of income and were ($2,459) and $167 for the three month periods ended September 30, 2014 and 2013, respectively, and ($1,825) and ($1,156) for the nine month periods ended September 30, 2014 and 2013, respectively. Foreign currency exchange gains (losses) resulted primarily from foreign denominated intercompany receivables held by the Company from one of its Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate, in addition to U.S. dollar denominated intercompany payables to the Company from one of its German subsidiaries and one of its UK subsidiaries which mainly resulted from funding provided to complete the acquisitions of Entelios and EnTech, respectively. During the three and nine month periods ended September 30, 2014, $146 ($182 Australian) and $6,447 ($6,881 Australian), respectively, of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized loss of $660 for the nine month period ended September 30, 2014. During the three and nine month periods ended September 30, 2013, $333 ($375 Australian) and $12,142 ($11,796 Australian), respectively, of the intercompany receivable from the Company’s Australian subsidiary was settled resulting in a realized loss of $54 and $402, respectively. During the three and nine month periods ended September 30, 2014 and 2013, there were no other material realized gains (losses) incurred related to transactions denominated in foreign currencies.

As of September 30, 2014, the Company had an intercompany receivable from its Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $9,464 at September 30, 2014 exchange rates ($10,836 Australian). The decrease in the Australian intercompany receivable from December 31, 2013 was primarily due to intercompany settlements made during the nine month period ended September 30, 2014 offset by royalties and other support charges due to the U.S. parent for services and technology provided by the U.S. parent during the nine month period ended September 30,

2014. Two of the Company’s German subsidiaries had an intercompany payable to the Company that is denominated in U.S. dollars and not deemed to be of a “long-term investment” nature totaling $21,132 at September 30, 2014; and two of its UK subsidiaries had an intercompany payable to the Company that is denominated in U.S. dollars and not deemed to be of a “long-term investment” nature totaling $4,481 at September 30, 2014.

In addition, a portion of the funding provided by the Company to one of its Australian subsidiaries to complete the acquisition of Energy Response was deemed to be of a “long-term investment nature” and therefore, the resulting translation adjustments are being recorded as a component of stockholders’ equity within accumulated other comprehensive loss. As of September 30, 2014, the intercompany funding that is denominated in Australian dollars and deemed to be of a “long-term investment” nature totaled $21,671 at September 30, 2014 exchange rates ($20,364 Australian) and during the three and nine month periods ended September 30, 2014, the Company recorded translation adjustments of ($1,385) and ($389), respectively, related to this intercompany funding within accumulated other comprehensive loss.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive loss was comprised solely of cumulative foreign currency translation adjustments. The Company presents its components of other comprehensive income net of related tax effects, which have not been material to date.

Software Development Costs

Software development costs, including license fees and external consulting costs, of $1,507 and $1,523 for the three month periods ended September 30, 2014 and 2013, respectively, and $4,648 and $5,835 for the nine month periods ended September 30, 2014 and 2013, respectively, have been capitalized in accordance with ASC 350-40, Internal-Use Software (ASC 350-40). The capitalized amount was included as software in property and equipment at September 30, 2014 and December 31, 2013. Amortization of capitalized internal use software costs was $1,547 and $1,434 for the three month periods ended September 30, 2014 and 2013, respectively, and $4,573 and $4,186 for the nine month periods ended September 30, 2014 and 2013, respectively. Accumulated amortization of capitalized internal use software costs was $26,014 and $21,441 as of September 30, 2014 and December 31, 2013, respectively.

Impairment of Property and Equipment

During the three and nine month periods ended September 30, 2014, as a result of the removal of certain demand response equipment from service, the Company concluded that there were no expected future direct cash flows associated with this demand response equipment and therefore, an impairment indicator existed. The Company determined that the residual value of this demand response equipment was nominal and as a result, recorded an impairment charge during the three and nine month periods ended September 30, 2014 of $175 and $527, respectively, to reduce the carrying value of such equipment to zero.

Industry Segment Information

The Company operates in the following major geographic areas as noted in the below chart. The “All other” designation includes revenues from other international locations, primarily consisting of Brazil, Canada, China, Germany, India, Japan, Ireland, New Zealand, South Korea and the United Kingdom. Revenues are based upon customer location and internationally totaled $57,739 and $52,908 for the three month periods ended September 30, 2014 and 2013, respectively, and totaled $80,471 and $66,952 for the nine month periods ended September 30, 2014 and 2013, respectively.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	82%	81%	81%	81%
Australia	13	16	12	14
All other	5	3	7	5

Total	100%	100%	100%	100%

As of September 30, 2014 and December 31, 2013, the long-lived assets related to the Company’s international subsidiaries were not material to the accompanying unaudited condensed consolidated financial statements taken as a whole.

2. Acquisitions

Entech

On April 17, 2014, the Company and two of its subsidiaries completed acquisitions of all of the outstanding stock of Entech US and Entech UK, privately-held companies headquartered in the United States and the United Kingdom, respectively, that are leading providers of global utility bill management (UBM) software, which is currently deployed in over 100 countries, including many of the world’s fastest growing economies, such as China, India, and Brazil. In connection with the acquisition of Entech US, the Company acquired Entech US’s 50% ownership in a joint venture entity in India (Entech India), which performed development and data processing services principally for Entech US. On May 9, 2014, the Company completed the acquisition of the remaining 50% ownership of Entech India. The Company collectively refers to the entities acquired as Entech. The Company believes that the combination of Entech’s software and technology, including real-time energy data, tariffs, and monthly utility bill data on the Company’s EIS platform will now enable real-time visibility and forecasting of energy costs and empower better energy management across global enterprises.

The Company concluded that these acquisitions represented business combinations under ASC 805, Business Combinations (ASC 805) but has concluded that they did not represent material business combinations and therefore, no pro forma financial information is required. Subsequent to the acquisition dates, the Company’s results of operations include the results of operations of Entech.

Entech US and Entech UK were not entities under common control, however, the overall acquisitions were negotiated in contemplation of acquiring all entities, including Entech India, and closing was contingent upon acquiring all entities. The Company did separately negotiate the allocation of the overall purchase price with the stockholders of each entity. The Company acquired Entech US for an aggregate purchase price of $6,796, all of which was paid in cash at closing with $60 paid to the stockholders’ consultants to settle transactional fees due to these consultants. There is no earn-out or other additional contingent purchase price arrangements related to the acquisition of Entech US. The Company acquired Entech UK for an aggregate purchase price of $3,154, all of which was paid in cash at closing with $18 paid to the stockholders’ consultants to settle the stockholders’ fees due to these consultants. There is no earn-out or other additional contingent purchase price arrangements related to the acquisition of Entech UK. However, with respect to both of the acquisitions of Entech US and Entech UK, in accordance with the stock purchase agreement, there was a post closing adjustment to the purchase price for net working capital as of the closing date. The Company determined that both Entech US and Entech UK had working capital (defined as total assets less total liabilities in the stock purchase agreement) based on the consolidated balance sheets as of the closing date of the acquisition and therefore, this adjustment was reflected as additional purchase price for Entech US and Entech UK of $1,007 and $458, respectively, which was recorded in accrued expenses and other liabilities during the three month period ended June 30, 2014. During the three month period ended September 30, 2014, the working capital adjustments were finalized and paid in the amount of $1,323 for Entech US and $73 for Entech UK.

The Company acquired the remaining 50% ownership interest in Entech India for an aggregate purchase price of $1,201, all of which was paid in cash at closing. There were no contingent consideration arrangements or working capital adjustments.

The total initial purchase price related to the Company’s acquisition of Entech was $12,616 and after consideration of the final working capital adjustments which were paid during the three month period ended September 30, 2014, the final purchase price was $12,547.

Transaction costs related to this business combination have been expensed as incurred and are included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of income. Transaction costs incurred related to this transaction were approximately $311.

The Company notes that the individual business combinations of Entech US, Entech UK and Entech India did not result in negative goodwill. Because these were business combinations of related businesses that were based on acquiring all related entities, the Company is presenting the purchase price allocation on an overall combined basis.

The components and allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired	$1,208
Customer relationships	3,900
Non-compete agreements	1,000
Developed technology	700
Trade name	260
Deferred income tax liability	(1,689)
Goodwill	7,168

Total	$12,547

Included in net tangible assets acquired was Entech UK’s equity interest in a China joint venture accounted for under the equity method of accounting in accordance of ASC 323, Investments—Equity Method and Joint Ventures. The fair value of this asset was not material given the nominal amount of net assets in this joint venture and its ongoing activities. The Company’s portion of income from this joint venture from the date of acquisition through September 30, 2014 was not material and is included in other (expense) income, net in the accompanying condensed consolidated statements of income. As of September 30, 2014, Entech UK had a payable to this China joint venture totaling $79 which is included in accrued expenses and other current liabilities. The deferred income tax liability recorded in connection with the allocation of the purchase price relates to the book and tax basis difference related to the acquired definite-lived intangible assets for which the book amortization expense for such assets will not be deductible for tax purposes.

Net tangible assets acquired in the acquisition of Entech primarily related to the following:

Cash	$530
Accounts receivable	1,537
Property and equipment	275
Other assets	242
Accounts payable	(138)
Accrued payroll and related expenses	(311)
Accrued expenses and other liabilities	(526)
Deferred revenues	(63)
Deferred tax liability	(10)
Other long-term liabilities	(328)

Total	$1,208

Identifiable Intangible Assets

As part of the allocation of the purchase price, the Company determined that Entech’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology, and trade name. Developed technology represented internally developed software that supports utility bill management services. As of the date of acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts were nominal and related to routine, on-going maintenance efforts.

The Company used the income approach to value the acquired customer relationships, developed technology, non-compete agreements, and trade name definite-lived intangible assets. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rate applied of 16% was benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market-participant’s weighted average cost of capital based on the capital asset pricing model. In addition, the Company applied the market approach concepts in determining the appropriate royalty rates for developed technology and trade name definite-lived intangible assets where such royalty rates were determined based on an independent study of comparable market rates resulting in royalty rates utilized for the developed technology and trade name definite-lived intangible assets of 2.5% and 1.5%, respectively.

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

The Company acquired Entelios for an aggregate purchase price, exclusive of potential contingent consideration, of $21,784 (16,000 Euros translated based on the exchange rate on the closing date of the acquisition), all of which was paid in cash. Of the consideration paid at closing, $6,884 (5,056 Euros) was paid as consideration to allow Entelios to settle its outstanding debt and related tax obligations. In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to an earn-out amount up to a maximum of $2,042 (1,500 Euros). The earn-out payment, if any, will be based on the achievement of certain minimum defined profit metrics for the years ending December 31, 2014 and 2015, respectively. Of the $2,042 (1,500 Euros) maximum earn-out payment, up to $817 (600 Euros) and $1,225 (900 Euros) relate to the achievement of the defined profit metrics for the years ending December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. The Company determined that the initial fair value of the earn-out payment as of the acquisition date was $95. This fair value was included as a component of the purchase price resulting in an aggregate purchase price of $21,879. Any changes in fair value will be recorded in the Company’s consolidated statements of income. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was determined utilizing a Monte Carlo simulation and was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures (ASC 820). Through September 30, 2014, there were no changes in the probability of the earn-out payment. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value will be recorded to cost of revenues in the Company’s consolidated statements of income. During the three and nine month periods ended September 30, 2014, the change in fair value due to the accretion of the time value of money discount was not material. At September 30, 2014, the liability was recorded at $102 after adjusting for changes in exchange rates.

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

The deferred income tax liability recorded in connection with the allocation of purchase price relates to the book and tax basis difference related to the acquired definite-lived intangible assets for which the book amortization expense for such assets will not be deductible for tax purposes. Due to the fact that this deferred income tax liability represents a potential source of income as defined in ASC 740, Income Taxes (ASC 740), the Company determined that it was more likely than not that a portion of the deferred tax assets acquired in the business combination, which relate to tax net operating loss carry forwards, were realizable. As a result, the Company recorded a corresponding deferred income tax asset that would be utilized to offset this potential source of taxable income. As the deferred income tax liability and deferred income tax asset are both long-term and relate to the same jurisdiction, these amounts are netted in the Company’s unaudited condensed consolidated balance sheet.

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

Identifiable Intangible Assets

As part of the allocation of the purchase price, the Company determined that Entelios’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology, and trade name. Developed technology represented internally developed software that supports the management of demand response dispatches, including fast-response dispatches, as well as, assists with the performance calculations and related settlements. As of the date of acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts were nominal and related to routine, on-going maintenance efforts.

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

The Company acquired Activation for an aggregate purchase price of $3,844 (2,823 Euros translated based on the exchange rate on the date of the acquisition close), plus an additional $732 (538 Euros) paid as working capital and other adjustments, all of which was paid in cash. In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to an earn-out amount up to a maximum of $1,398 (1,027 Euros). The earn-out payment, if any, will be based on the achievement of certain minimum defined MW enrollment, as well as, profit metrics for the years ending December 31, 2014 and 2015, respectively. Of the maximum earn-out payment, up to $350 (257 Euros) and $1,048 (770 Euros) relate to the achievement of the defined profit metrics for the years ending December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. The Company determined that the initial fair value of the earn-out payment as of the acquisition date was $300. This fair value was included as a component of the purchase price resulting in an aggregate purchase price of $4,876. Any changes in fair value will be recorded in the Company’s consolidated statements of income. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was determined utilizing a Monte Carlo simulation and was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. During the three month period ended September 30, 2014, the Company concluded based on the operating results through September 30, 2014 that there was an increase in the probability of achievement of the earn-out payment related to the year ending December 31, 2014. As a result, the Company determined that the fair value of this earn-out payment had increased utilizing a Monte Carlo simulation and based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820, resulting an additional expense to cost of revenues in the Company’s unaudited condensed consolidated statements of income during the three month period ended September 30, 2014 of $127 (100 Euros). This amount represents the cumulative catch up of accretion expense for the portion of the earn-out period that had lapsed through September 30, 2014. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. During the three and nine month periods ended September 30, 2014, the change in fair value due to the accretion of the time value of money discount was not material. At September 30, 2014, the liability was recorded at $451 after adjusting for changes in exchange rates.

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

The deferred income tax liability recorded in connection with the allocation of the purchase price relates to the book and tax basis difference related to the acquired definite-lived intangible assets where the book amortization expense for such assets will not be deductible for tax purposes.

Net tangible assets acquired in the acquisition of Activation primarily related to the following:

Cash	$711
Accounts receivable	472
Prepaid expenses and other current assets	27
Property and equipment	92
Accounts payable	(45)
Accrued expenses and other current liabilities	(55)
Accrued capacity payments	(450)

Total	$752

Identifiable Intangible Assets

As part of the allocation of the purchase price, the Company determined that Activation’s separately identifiable intangible assets were its customer relationships, non-compete agreements, developed technology, and trade name. Developed technology represented internally developed software that facilitates customer transactions and provides analytical capabilities. As of the date of acquisition, the Company determined that there was no in-process research and development as the ongoing research and development efforts were nominal and related to routine, on-going maintenance efforts.

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

The Company concluded that this acquisition represented a business combination under ASC No. 805 but also concluded that it did not represent a material business combination and therefore, no pro forma financial information is required.

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

In addition to the amounts paid at closing, the Company may be obligated to pay additional contingent purchase price consideration related to certain earn-out amounts up to a maximum of $1,750. The earn-out payments, if any, will be based on the achievement of certain defined market legislation and certain operational metrics. With respect to a potential earn-out payment based on defined market legislation of $250, the Company concluded that this was probable of achievement and determined that the fair value as of the acquisition date of $175 represented a component of purchase price. The defined market legislation was finalized in May 2014 and the earn-out payment was deemed achieved. Therefore, the Company recorded an accretion expense between the initial fair value as of the date of acquisition and payment amount totaling $75 during the three month period ended June 30, 2014. The Company paid 50% of this earn-out payment during the three month period ended June 30, 2014 and the remaining 50% has been retained by the Company as deferred acquisition consideration to cover general business representations and warranties. This amount will be paid 18 months after the closing date. Because the remaining $1,500 of earn-out payments are only payable to those stockholders of the acquired entity who are employees as of the time of achievement, the Company has concluded that these earn-out payments should be accounted for as compensation arrangements and not as a component of purchase price. The Company will evaluate the probability of achievement and record expense ratably over the applicable estimated service period as compensation expense for the amount, if any, deemed probable of achievement. Beginning with the three month period ended of June 30, 2014, the Company concluded that $500 of the potential $1,500 of earn-out payments were probable of achievement and is recording this amount ratably over the estimated service period. During the three month and nine month periods ended September 30, 2014, the Company recorded $66 and $137 of expense, respectively, related to this probable earn-out payment.

Based on information that existed as of the closing date, the working capital adjustment was reduced by $6. Therefore, the final purchase price was determined to be $889. Based on the Company’s evaluation of the assets and liabilities acquired, the Company determined that there were no separately identifiable intangible assets and as a result, $476 was ascribed to the fair value of net tangible assets acquired with the remaining $413 being recorded to goodwill.

The Company’s consolidated financial statements will reflect the results of operations of this acquired entity from April 2, 2014 forward.

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be currently deductible for tax purposes.

3. Japan Joint Venture

On December 10, 2013, the Company entered into a joint venture with Marubeni Corporation to provide demand response applications and solutions in Japan. The new company was formed in January 2014 and named EnerNOC Japan K.K., which will have an exclusive license to market the Company’s demand response SaaS solution throughout Japan. The Company and Marubeni Corporation contributed initial capital funding in the form of common stock totaling $580 and $392, respectively. The Company is the majority-owner and owns 60% of EnerNOC Japan K.K. The Company has evaluated its accounting for its ownership interest in EnerNOC Japan K.K. in accordance with ASC 810, Consolidation (ASC 810) and has concluded that it is required to consolidate this entity. As a result, the Company has consolidated the results of this entity, which commenced during the three month period ended March 31, 2014. During the three and nine month periods ended September 30, 2014, the revenues and pre-tax loss derived from EnerNOC Japan K.K. were not material to the Company’s consolidated results of operations.

4. Investments

Equity Investment and License

In February 2014, the Company purchased Series A Preferred Stock (preferred stock) in a privately-held company that licenses its developed software technology for managing electricity tariff rates and related subject matters to allow third parties a central repository to obtain this information and to convert energy usage data into financial costs and savings for a purchase price of $1,000. Based on other recent financings completed by this privately-held company, the Company concluded that the $1,000 represented the fair value of its investment. The Company notes that its preferred stock investment has a substantive liquidation preference and therefore, does not represent in-substance common stock. As a result, the Company concluded that such investment should be accounted for as a cost method investment under ASC 325-20, Cost Method Investments (ASC 325-20). Under ASC 325-20, cost method investments are recorded as long-term assets initially at historical cost and are assessed for other-than-temporary impairments under the provisions of ASC 320, Investments – Debt and Equity Securities (ASC 320), and are adjusted accordingly. Based on the Company’s assessment as of September 30, 2014, the Company did not identify any other-than-temporary impairment indicators. Since the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, this cost method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, the Company utilized available financial information related to the entity, including information based on recent or pending third-party equity investments in this entity. A cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

In addition to the above equity investment, the Company also entered into a license agreement to obtain a perpetual license to the developed software technology and other rights for $2,000. In accordance with the terms of the license agreement, the Company has a perpetual license to the developed software technology, including any future updates and enhancements, as well as, in certain instances the right to acquire ownership of the technology. The Company concluded that the $2,000 represents the fair value of the license obtained and has capitalized this amount as a component of property and equipment in its unaudited condensed consolidated balance sheets. The Company is depreciating this asset over its estimated useful life of three years with depreciation expense being recorded as a component of cost of revenues. For the three and nine month periods ended September 30, 2014, the Company recorded depreciation expense of $166 and $444, respectively. The Company also has the ability to earn a royalty up to a maximum of $2,000 of certain future revenues that may be generated from the licensing of the developed software technology. The Company concluded that these potential royalties represent a potential contingent income stream and will record such royalties, if any, as a component of other (expense) income, net in its unaudited condensed consolidated statements of income upon cash receipt. Through September 30, 2014, the Company had not received any significant royalty payments.

Convertible Promissory Note Investment and Partnering Agreement

In August 2014, the Company purchased a convertible promissory note for a purchase price of $1,500 in a privately-held software-as-a-service (SaaS) company (WeSpire) that serves businesses seeking an innovative approach to measure and track the positive business impact of engaging employees in sustainability through technology. The convertible promissory note bears interest at 5% per annum and matures on December 31, 2015 unless previously converted. The note is convertible into preferred stock automatically upon a qualified financing, as defined in the convertible promissory note, or at the Company’s option at maturity or upon the occurrence of a specified transaction. Based on other recent financings completed by WeSpire, the Company concluded that the $1,500 represented the fair value of its investment.

The Company notes that its convertible promissory note investment is payable in cash at maturity and has a substantive liquidation preference upon conversion and therefore, does not represent in-substance common stock. As a result, the Company concluded that such investment should be accounted for as an available-for-sale investment under ASC 320. Under ASC 320, debt and equity securities classified as available-for-sale are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity in other comprehensive income. Available-for-sale investments are assessed for other-than-temporary impairments under the provisions of ASC 320 and are adjusted accordingly. Based on the Company’s assessment as of September 30, 2014, it did not identify any other-than-temporary impairment indicators. Since the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, this available-for-sale investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, the Company utilized available financial information related to the entity, including information based on recent or pending third-party equity investments in this entity. At September 30, 2014, the amortized cost and estimated fair value were $1,500 and $1,500, respectively. The Company has considered whether there are any features that would require bifurcation under ASC 815 and has concluded that there were no features requiring bifurcation.

As part of this investment, the Company also entered into a partnering agreement with WeSpire whereby it received the exclusive right to market, promote and sell certain products of WeSpire throughout the world. The Company will make fixed quarterly exclusivity payments, subject to adjustment based on defined revenue thresholds related to this exclusive right. The Company considered whether there are any guaranteed minimum payment obligations that may require straight line recognition of the payments over the term of the agreement, noting none and also considered whether there are any ongoing obligations under the partnering agreement, which may require the deferral of a portion of the consideration received under the arrangement, noting none. Additionally, the Company will receive reseller fees based on defined revenue thresholds. The Company has concluded that the reseller fees and the exclusivity payments will be recorded as a component of other (expense) income, net in its consolidated statements of income.

Through September 30, 2014, the Company has not recorded any expense associated with this partnering agreement.

5. Intangible Assets and Goodwill

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets as of September 30, 2014 and December 31, 2013:

		As of September 30, 2014		As of December 31, 2013
	Weighted Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (in years)	Amount	Amortization	Amount	Amortization
Customer relationships	3.63	$37,908	$(18,608)	$29,663	$(15,416)

Customer contracts	2.37	$4,953	$(3,483)	$4,887	$(2,900)
Employment agreements and non-compete agreements	1.22	2,650	(1,669)	1,676	(1,475)
Software	—	120	(120)	120	(120)
Developed Technology	1.44	5,393	(2,889)	2,277	(1,758)
Trade name	0.79	1,100	(687)	575	(455)
Patents	5.39	180	(81)	180	(68)

Total other definite-lived intangible assets		14,396	(8,929)	9,715	(6,776)

Total		$52,304	$(27,537)	$39,378	$(22,192)

The increase in the gross carrying amount of definite-lived intangible assets from December 31, 2013 to September 30, 2014 was primarily due to definite-lived intangible assets acquired in connection with the Company’s acquisitions of Entelios, Activation and Entech. In addition, the increase in the gross carrying amount of the definite-lived customer contract intangible assets was due to the acquisition of certain C&I contractual arrangements acquired during the three month period ended March 31, 2014 for a purchase price of $403 to help fulfill the Company’s contractual obligations and overall performance requirements in connection with one of its bilateral demand response arrangements with an utility. The acquisition of this intangible asset did not meet the definition of a business, as defined in ASC 805, due to the fact that neither processes nor the additional inputs required to combine with this intangible asset in order to be capable of producing outputs were acquired. Therefore, the acquisition of this intangible asset was accounted for as an asset acquisition based on the principles described in ASC 805-50, and as there was only a single asset acquired, the entire purchase price was allocated to this single intangible asset. Based on the evaluation of the expected direct cash flows to be received from this acquired intangible asset, the Company determined that the cost exceeded the fair value and as a result, recorded an impairment charge of $323 during the nine month period ended September 30, 2014, respectively. As of September 30, 2014, the carrying value of this asset had been reduced to zero.

Amortization expense related to intangible assets amounted to $2,391 and $1,703 for the three month periods ended September 30, 2014 and 2013, respectively, and $6,753 and $5,260 for the nine month periods ended September 30, 2014 and 2013, respectively. Amortization expense for developed technology, which was $515 and $138 for the three month periods ended September 30, 2014 and 2013, respectively, and $1,482 and $416 for the nine month periods ended September 30, 2014 and 2013, respectively, is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. Amortization expense for all other intangible assets is included as a component of operating expenses in the accompanying unaudited condensed consolidated statements of income. The intangible asset lives range from one to ten years and the weighted average remaining life was 3.1 years at September 30, 2014. Estimated amortization is expected to be $2,281, $7,459, $5,666, $3,952, $1,568 and $3,841for the three month period ending December 31, 2014, and years ending 2015, 2016, 2017, 2018 and thereafter, respectively.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s annual impairment test date is November 30 (Impairment Test Date). During the three month period ended September 30, 2014, there were no potential impairment indicators identified that required an interim impairment test of goodwill. The Company’s market capitalization as of September 30, 2014 exceeded the book value of its consolidated net assets by more than 100%. In addition, as of November 30, 2013 (last Impairment Test Date), the fair value of both the Company’s consolidated Australian reporting unit and the Company’s all other operations reporting unit exceeded each of their respective carrying values by more than 50%.

The following table shows the change of the carrying amount of goodwill from December 31, 2013 to September 30, 2014:

Balance at December 31, 2013	$77,104
Acquisitions	24,815
Foreign currency translation	(1,492)

Balance at September 30, 2014	$100,427

6. Net Income Per Share

ASC 260, Earnings Per Share (ASC 260), provides guidance on the computation, presentation and disclosure guidance for earnings per share. In particular, ASC 260-10-45-40 provides guidance on the earnings-per-share (EPS) ramifications of convertible securities. The Company concluded that it is required to separate the conversion feature embedded in the convertible notes issued in August 2014 (see Note 9 for further discussion) upon issuance, even though its ability to settle conversion requests in shares, cash or a combination of shares and cash is contingent on shareholder approval. The Company has determined the impact of the convertible notes on diluted EPS using the “if-converted” method until when and if the shareholders approve its request to settle other than by physical settlement. Under the “if-converted” method:

•	The Company (1) adds back interest expense recognized on the convertible debt to income available to common shareholders, (2) adjusts income available to common shareholders to the extent nondiscretionary adjustments based on income made during the period would have been computed differently had the interest on convertible debt never been recognized (e.g., expense associated with a profit sharing plan or a royalty agreement), and (3) adjusts income available to common shareholders for the income tax effect, if any, of (1) and (2).

•	The convertible debt is assumed to have been converted at the beginning of the period (or at time of issuance, if later), and the resulting common shares is included in the number of shares outstanding.

In applying the “if-converted” method, conversion is not assumed for purposes of computing diluted EPS if the effect will be anti-dilutive.

When and if shareholder approval is obtained, the Company will subsequently determine the impact of the convertible notes on diluted EPS in a manner consistent with the accounting for Instrument X (i.e., the Treasury Stock Method as described in ASC 260-45-23). Instrument X presumes share settlement for diluted EPS purposes; however, the presumption that the contract will settle in common stock may be overcome if the entity controls the means of settlement and past experience or a stated policy provides a reasonable basis to believe that the contract will be partially or wholly settled in cash.

A reconciliation of net income attributable to EnerNOC, Inc. to the adjusted net income attributable to EnerNOC, Inc. utilized in the calculation of net income per share in accordance with the “if-converted” method outlined above is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income attributable to EnerNOC, Inc.	$96,673	$106,857	$38,875	$41,969
ADD: Interest expense related to convertible notes	980	—	980	—

Adjusted net income attributable to EnerNOC, Inc.	$97,653	$106,857	$39,855	$41,969

A reconciliation of basic and diluted share amounts for the three and nine month periods ended September 30, 2014 and 2013 are as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	27,795	27,920	28,075	27,693
Weighted average common stock equivalents	877	923	1,068	924
Incremental shares from assumed conversion of convertible notes	2,762	—	931	—

Diluted weighted average common shares outstanding	31,434	28,843	30,074	28,617

Weighted average anti-dilutive shares related to:
Stock options	2	—	5	1
Nonvested restricted shares	92	54	384	336
Restricted stock units	7	—	10	9

In reporting periods in which the Company reports net income, anti-dilutive shares consist of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would have been anti-dilutive had the Company had net income. In those reporting periods in which the Company reports net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until such time as those shares vest. In addition, with respect to restricted stock awards and restricted stock units that vest based on achievement of performance conditions, because performance conditions are considered contingencies under ASC 260, the criteria for contingent shares must first be applied before determining the dilutive effect of these types of share-based payments. Prior to the end of the contingency period (i.e., before the performance conditions have been satisfied), the number of contingently issuable common shares to be included in diluted weighted average common shares outstanding should be based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period (e.g., the number of shares that would be issuable based on current performance criteria) assuming the result would be dilutive.

In connection with certain of the Company’s business combinations, the Company issued common shares that were held in escrow upon closing of the applicable business combination. The Company excludes shares held in escrow from the calculation of basic weighted average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time. As of September 30, 2014, the Company had no shares of common stock held in escrow.

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

7. Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, cost method and available-for-sale investments, accounts receivable, accounts payable, and convertible debt obligations. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company has $160,000 of convertible debt outstanding (See Note 9) as of September 30, 2014. The fair value of this convertible debt was approximately $137,907 as of September 30, 2014 based on the trading prices of the underlying convertible notes as of that date. As of December 31, 2013, the Company had no debt obligations outstanding.

8. Fair Value Measurements

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Fair Value Measurement at September 30, 2014 Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable
	Totals	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Money market funds (1)	$220,051	$220,051	$—	$—
Available for sale convertible debt instrument (2)	$1,500	$—	$—	$1,500

Liabilities:
Accrued contingent purchase price consideration (3)	$553	$—	$—	$553
Deferred acquisition consideration (3)	$832	$—	$—	$832

(1)	Total of $219,871 included in cash and cash equivalents and $180 included in restricted cash in the accompanying unaudited condensed consolidated balance sheets and represents the only asset that the Company measures and records at fair value on a recurring basis. These money market funds represent excess operating cash that is invested daily into an overnight investment account. The decrease from December 31, 2013 was primarily due to cash used in operations and cash utilized for the Company’s acquisitions during the nine month period ended September 30, 2014.
(2)	Represents convertible debt investment in privately-held entity (refer to Note 4). Based on assessment of the financial information, including historical and forecasted results, of the privately-held entity, as well as, additional qualitative information, the Company has determined that there have been no changes in fair value of this investment.
(3)	Accrued contingent purchase price consideration, which resulted from the Company’s acquisitions of Entelios and Activation in February 2014, and deferred acquisition consideration, which resulted from the Company’s other immaterial acquisition completed in April 2014 and the Company’s acquisition of M2M in January 2011, the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3). The aggregate increase in fair value of liabilities for the nine month period ended September 30, 2014 was due to the increase in the liabilities as a result of a change in the fair value of the amortization of the applicable discounts related to the time value of money of $89 and changes in exchange rates. In addition, as a result of a change in probability of certain earn-outs related to the Company’s acquisition of Activation and of the Company’s other immaterial acquisition, there was an increase in fair value of these earn-outs of $202 recorded during the nine month period ended September 30, 2014. Refer to Note 2 for further discussion. There were no other changes to the probability or timing of payment during the nine month period ended September 30, 2014.

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

9. Borrowings and Credit Arrangements

Convertible Notes

On August 12, 2014, the Company entered into a purchase agreement with Morgan Stanley & Co. LLC, acting on behalf of itself and the several initial purchasers, relating to the Company’s sale of $160,000 aggregate principal amount of 2.25% convertible senior notes due 2019 (the Notes) in an offering exempt from registration under the Securities Act of 1933, as amended (the Offering).

On August 18, 2014, the Offering closed and the Company issued the Notes. The net proceeds from the offering was approximately $155,278, after deducting the underwriters’ discounts of $4,000 and offering expenses of approximately $722 payable by the Company. The Company used $30,000 of the net proceeds of the offering to repurchase 1,514,552 shares of its common stock from purchasers of the Notes in privately negotiated transactions effected through Morgan Stanley & Co. LLC, as the Company’s agent, at a purchase price of $19.79 per share, which was the closing price of the Common Stock on The NASDAQ Global Select Market on August 12, 2014.

The Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s future senior unsecured debt and prior to all future subordinated debt. The Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Interest on the Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 2.25% per year. The Notes will mature on August 15, 2019 unless earlier converted or repurchased.

The Notes were issued pursuant to an indenture, dated as of August 18, 2014 (the Indenture), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes are convertible at an initial conversion rate of 36.0933 shares of the common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $27.71 per share of Common Stock). Initially, upon conversion, the Company will deliver for each $1,000 principal amount of converted Notes a number of shares of common stock equal to the conversion rate. However, if the Company receives stockholder approval, the Company may settle conversions of Notes by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. Following the occurrence of certain events, the Company will increase the conversion rate for a holder who elects to convert its Notes by a pre-determined factor in connection with those certain events.

Prior to February 15, 2019, holders may convert all or any portion of their Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2019 holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. The Company may not redeem the Notes prior to maturity and no sinking fund is provided for the Notes.

If certain events occur prior to maturity, holders may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes includes customary terms and covenants, including certain events of default after which the Notes may be declared or become due and payable immediately.

ASC 470, Debt, applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting guidance must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. The Company has concluded that this guidance applied to the Notes and accordingly, the Company is required to account for the liability and equity components of its Notes separately to reflect its nonconvertible debt borrowing rate. The Company estimated the fair value of its Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $137,430 was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of August 18, 2014 (the date the Notes were issued), the amount and timing of cash flows, and the expected life of the Notes. The estimated effective interest rate of 6.14% was estimated by comparing debt issuances with similar features of the Company’s debt, excluding the conversion feature, to companies with similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $22,566 has been allocated to the conversion feature (equity component) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a five-year period ending August 15, 2019 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative percentages. The applicable transaction costs allocated to the liability and equity components was $4,056 and $666, respectively. The transaction costs allocated to the liability represent debt issuance costs and are recorded as an asset in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2014, $670 and $3,310 are recorded in prepaid expense and other current assets and deposits and other assets, respectively, in the Company’s unaudited condensed consolidated balance sheet.

Interest expense under the Notes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amortization of debt discount	$474	$—	$474	$—
Amortization of deferred financing costs	76	—	76	—

Non-cash interest expense	550	—	550	—
2.25% accrued interest	430	—	430	—

	$980	$—	$980	$—

Based on the Company’s evaluation of the Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the Notes contain a single embedded derivative, comprising both the contingent interest feature related to timely filing failure, requiring bifurcation as the features is not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of the date of issuance and as of September 30, 2014

Credit Agreement

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

On April 18, 2013, the Company entered into a $70,000 senior secured revolving credit facility with several lenders from time to time party thereto and SVB, as administrative agent, swing line lender, issuing lender, lead arranger and book manager (SVB and together with other lenders, and referred to herein as the lenders), which was subsequently amended in August 2013, December 2013 and January 2014 (2013 credit facility). The 2013 credit facility replaced the 2012 credit facility. On August 11, 2014, the Company terminated the 2013 credit facility. There were no outstanding borrowings under the 2013 credit facility as of the date of termination. The Company did not incur any termination penalties in connection with this termination, however, as a result of this termination the Company expensed to interest expense during the three month period ended September 30, 2014 the remaining unamortized deferred financing costs from its 2013 credit facility totaling $376.

On August 11, 2014, the Company entered into a $30,000 senior secured revolving credit facility pursuant to a loan and security agreement (the 2014 credit facility), between SVB and the Company. Subject to continued covenant compliance and borrowing base requirements, the 2014 credit facility provides for a one-year revolving line of credit in the aggregate amount of $30,000, the full amount of which may be available for issuances of letters of credit. The interest on revolving loans under the 2014 credit facility will accrue, at the Company’s election, at either (i) the LIBOR (determined based on the per annum rate of interest at which deposits in United States Dollars are offered to SVB in the London interbank market) plus 2.00%, or (ii) the “prime rate” as quoted in the Wall Street Journal with respect to the relevant interest period plus 1.00%. The revolving loans also bear a fee of 0.25% applied to the unused portion of the revolving loans and the fee is payable quarterly. The letter of credit fee charged under the 2014 Loan Agreement is 1.50% per annum on the face amount of any letters of credit, plus customary fronting fees. The 2014 credit facility terminates and all amounts outstanding thereunder are due and payable in full on August 11, 2015.

The obligations under the 2014 credit facility and any related bank services provided by SVB will be guaranteed by several of the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and several of its domestic subsidiaries’ domestic assets, other than intellectual property and other customarily excluded collateral.

The 2014 credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on capital stock of the Company (other than certain permitted distributions set forth therein), consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining minimum unrestricted cash and a minimum specified ratio of current assets to current liabilities.

The 2014 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. Upon an event of default under the 2014 credit facility, SVB will have the right to accelerate the Company’s obligations under the 2014 credit facility and require the Company to cash collateralize any outstanding letters of credit. In addition, upon an event of default relating to certain insolvency events involving the Company and its subsidiaries, the obligations under the 2014 credit facility will be automatically accelerated. In the event of a termination or an event of default, the Company may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.

As of September 30, 2014, the Company was in compliance with all of its covenants under the 2014 credit facility. The Company believes that it is reasonably assured that it will comply with the covenants of the 2014 credit facility for the foreseeable future.

As of September 30, 2014, the Company had no borrowings, but had outstanding letters of credit totaling $13,409, under the 2014 credit facility. The decrease in the amount of outstanding letters of credit from December 31, 2013 to September 30, 2014 is primarily the result of a reduction in the collateral requirements for demand response arrangements and obligations. As of September 30, 2014, the Company had $16,591 available under the 2014 credit facility for future borrowings or issuances of additional letters of credit. Subsequent to September 30, 2014, the outstanding letters of credit have increased as a result of the issuance of additional letters of credit related to collateral requirements for new demand response arrangements totaling $5,079.

10. Commitments and Contingencies

In July 2012, the Company entered into a lease for its principal executive offices at One Marina Park Drive, Floors 4-6, Boston, Massachusetts. The lease term is through July 2020 and the lease contains both a rent holiday period and escalating rental payments over the lease term. The lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The Company began occupying the space during the second quarter of fiscal 2013. In accordance with the terms of the lease, the landlord provided certain lease incentives with respect to the leasehold improvements. In accordance with ASC 840, Leases (ASC 840), the Company recorded the incentives as deferred rent and will reflect these amounts as reductions of lease expense over the lease term. Although lease payments under this arrangement did not commence until August 2013, as the Company had the right to use and controlled physical access to the space, it determined that the lease term commenced in July 2012 and, as a result, began recording rent expense on this lease arrangement at that time on a straight-line basis. The lease also contains certain provisions requiring the Company to restore certain aspects of the leased space to its initial condition. The Company has determined that these provisions represent asset retirement obligations and recorded the estimated fair value of these obligations as the related leasehold improvements were incurred. The Company will accrete the liability to fair value over the life of the lease as a component of operating expenses. As of September 30, 2014, the Company recorded an asset retirement obligation of $417.

In March 2014, the Company entered into a lease for its California operations. The lease term runs through September 2019 and the lease contains both a rent holiday period and escalating rental payments over the lease term. The lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The lease commenced on April 1, 2014.

In connection with the Company’s acquisitions completed during the nine month period ended September 30, 2014, the Company acquired certain facility operating lease arrangements which were all considered to contain current market terms and rates. These leases have original lease terms between one and ten years and expire through March 2020. Certain of the leases require payments for additional expenses such as taxes, maintenance, and utilities and contain fair value renewal options. There were no ongoing rent holidays or escalating rent payments over the remaining lease terms as of the dates of acquisition.

On October 9, 2014, the Company entered into an amendment to its lease for its principal executive offices to obtain additional space. (see Note 1 – Subsequent Events for further discussion).

The future minimum lease payments for operating leases with non-cancelable terms of more than one year, including the October 2014 operating lease described above, were as follows:

Operating Leases
Remainder of 2014	$1,714
2015	7,630
2016	7,894
2017	7,458
2018	7,720
Thereafter	10,584

Total minimum lease payments (not reduced by sublease rentals of $161)	$43,000

As of September 30, 2014 and December 31, 2013, the Company had a deferred rent liability representing rent expense recorded on a straight-line basis in excess of contractual lease payments of $7,259 and $7,629, respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2014, the Company was contingently liable under outstanding letters of credit for $13,409. As of September 30, 2014 and December 31, 2013, the Company had restricted cash balances of $1,097 and $1,834, respectively, which primarily related to cash utilized to collateralize certain demand response programs.

The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of September 30, 2014 were $15,463 and included deposits held by certain customers of $1,874 and certain restricted cash utilized to collateralize certain demand response programs of $180 at September 30, 2014. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of September 30, 2014, the Company had $1,027 in deferred fees for these arrangements which were included in deferred revenues as of September 30, 2014. As of September 30, 2014, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $7,341.

As of September 30, 2014 and December 31, 2013, the Company accrued in the accompanying unaudited condensed consolidated balance sheets $373 and $1,720, respectively, of performance adjustments related to fees received for its participation in a certain demand response program. The decrease in the accrual from December 31, 2013 was the result of the Company repaying $1,488 to the electric power grid operator during the nine month period ended September 30, 2014 since the Company did not deliver all of its MW obligations under this demand response program, offset by an increase in additional performance adjustments. The Company believes that it is probable that these performance adjustments will need to be re-paid to the electric power grid operator and since the electric power grid operator has the right to require repayment at any point at its discretion, the amounts have been classified as a current liability.

The Company typically grants customers a limited warranty that guarantees that its hardware will substantially conform to current specifications for one year from the delivery date. Based on the Company’s operating history, the liability associated with product warranties has been determined to be nominal.

In connection with the Company’s agreement for its employee health insurance plan, the Company could be subject to an additional payment if the agreement is terminated. The Company has not elected to terminate this agreement nor does the Company believe that termination is probable for the foreseeable future. As a result, the Company has determined that it is not probable that a loss is likely to occur and no amounts have been accrued related to this potential payment upon termination. As of September 30, 2014, the payment due upon termination would be $928.

On March 15, 2011, the Federal Energy Regulatory Commission (FERC) issued Order 745, Demand Response Compensation in Organized Wholesale Energy Markets, which was effective April 25, 2011. Under Order 745, the FERC amended its regulations under the Federal Power Act to ensure that when a demand response resource participating in an organized wholesale energy market administered by a Regional Transmission Organization (RTO) or Independent System Operator (ISO) has the capability to balance supply and demand as an alternative to a generation resource and when dispatch of that demand response resource is cost-effective as determined by the net benefits test described in this rule, that demand response resource must be compensated for the service it provides to the energy market at the market price for energy, referred to as the locational marginal price (LMP). This approach for compensating demand response resources helped to ensure the competitiveness of organized wholesale energy markets and remove barriers to the participation of demand response resources, thus ensuring just and reasonable wholesale rates. As a result, Order 745 impacted the energy rates that the Company received in two open market economic demand response programs.

On May 23, 2014, the United States Court of Appeals for the District of Columbia Circuit issued two orders (EPSA v. FERC) related to FERC Order 745, a ruling relating to demand response compensation in FERC administered wholesale markets. In a 2-1 decision of a panel of the D.C. Circuit, the Court vacated Order 745 on the grounds that FERC lacked jurisdiction over demand response. The Court further stayed its own order until seven days following disposition of any timely petition for rehearing. Order 745 relates exclusively to compensation in FERC jurisdictional wholesale energy markets, and by its terms does not apply to FERC jurisdictional capacity markets. On June 11, 2014, the FERC and other parties filed motions seeking rehearing en banc of the 2-1 decision vacating Order 745, which motions were denied on September 17, 2014. On September 22, 2014, FERC filed a motion with the Court to stay the implementation of the Court’s mandate in EPSA v. FERC, which motion was granted by the Court on October 20, 2014. At the present time, Order 745 remains in effect, per the Court’s stay, and is likely to remain in effect pending a petition for writ of certiorari to the United States Supreme Court.

Pursuant to the Federal Power Act, Order 745 was implemented “subject to refund”, which means that FERC retained the discretion to order refunds, if appropriate, of revenues associated with implementation of Order 745. The “subject to refund” requirement does not require refund, and given the FERC’s past treatment of its refund cases, the Company believes that the likelihood of refunds actually being required is not significant. The Company notes that with respect to the historical fees received from participation in programs that were impacted by Order 745, that Order 745 was effective and binding and that the Company delivered its service in accordance with the applicable market and program tariffs and manuals. As a result, the Company has concluded that the historical revenue recognition was appropriate and that the potential risk of refund as a result of the May 23, 2014 Court ruling on Order 745 should be evaluated as a potential contingent loss as a result of this event in accordance with ASC 450, Contingencies. Based on the Company’s assessment of this matter, it has determined that a loss is not currently probable. As a result, no loss accrual is currently recorded under ASC 450. Based on the Company’s assessment, it concluded that it is reasonably possible that the Company may incur a loss and the potential range of loss would be the fees received under the program, which is approximately $20,100.

Subsequent to May 23, 2014, the Company has determined that due to the potential risk of refund, all fees received prospectively from continued participation, if any, in wholesale energy market demand response programs implemented pursuant to Order 745 and administered by a RTO or ISO will be deferred until such time as the fees are either refunded or become no longer subject to refund or adjustment. Subsequent to May 23, 2014 through September 30, 2014, the Company has received and deferred $658 of fees related to these programs.

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

If a stock award granted under the 2014 Plan expires or otherwise terminates without all of the shares covered by such stock award having been issued, or is settled in cash, such expiration, termination or settlement will not reduce the number of shares of common stock that may be available for issuance under the 2014 Plan, and the unissued shares subject to such stock award will again become available for issuance under the 2014 Plan. If any shares of common stock issued pursuant to a stock award are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required to vest such shares, then the shares that are forfeited or repurchased will again become available for issuance under the 2014 Plan. In addition, any shares of common stock reacquired or withheld (or not issued) by the Company in satisfaction of tax withholding obligations on a stock award or as consideration for the exercise or purchase price of a stock award will again become available for issuance under the 2014 Plan. During the period of the effective date of the 2014 Plan through September 30, 2014, the Company repurchased 60,729 shares to satisfy employee tax withholdings that became available for future grant under the 2014 Plan.

All of the Company’s and its affiliates’ employees, non-employee directors and consultants are eligible to participate in the 2014 Plan and may receive all types of awards other than incentive stock options. Incentive stock options may be granted under the 2014 Plan only to the Company’s and its affiliates’ employees (including officers).

As of September 30, 2014, 1,624,783 shares were available for future grant under the 2014 Plan.

Share Repurchase Program

On August 6, 2013, the Company’s Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock during the period from August 6, 2013 through August 6, 2014 (the First Repurchase Program), unless earlier terminated by the Board of Directors. During the three and nine month periods ended September 30, 2014, there were no repurchases of the Company’s common stock pursuant to its First Repurchase Program, and the First Repurchase Program expired on August 6, 2014.

On August 11, 2014, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock during the period from August 11, 2014 through August 8, 2015 (the Second Repurchase Program). The Company used $29,973 of the net proceeds from its offering of Notes to repurchase 1,514,552 shares of its common stock at a purchase price of $19.79 per share, which was the closing price of the Common Stock on The NASDAQ Global Select Market on August 12, 2014. Additional repurchases of common stock under the Second Repurchase Program may be executed periodically on the open market as market and business conditions warrant. During the three month period ended September 30, 2014, except as noted above, the Company did not make any additional repurchases of its common stock.

The Company repurchased 43,821 and 278,621 shares of its common stock during the three and nine month periods ended September 30, 2014, respectively, to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under its equity incentive plans, which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All shares were retired upon repurchase.

Stock-Based Compensation

During the nine month periods ended September 30, 2014 and 2013, the Company issued 6,632 and 8,920 shares of its common stock, respectively, to certain executives to satisfy a portion of the Company’s bonus obligation to these individuals.

The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	2.49%	1.80%
Vesting term, in years	2.22	2.22
Expected annual volatility	70%	75%
Expected dividend yield	—%	—%
Exit rate pre-vesting	7.7%	7.7%
Exit rate post-vesting	14.06%	14.06%

The risk-free interest rate is the rate available as of the option date on zero-coupon United States government issues with a term equal to the expected life of the option. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company calculates volatility using a component of implied volatility and historical volatility to determine the value of share-based payments. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends for the foreseeable future. In addition, the terms of the 2014 credit facility preclude the Company from paying dividends. During the three and nine month periods ended September 30, 2014, the Company updated its estimated pre-vesting and post-vesting exit rates applied to options, restricted stock and restricted stock units based on an evaluation of demographics of its employee groups and historical forfeitures for these groups in order to determine its option valuations as well as its stock-based compensation expense noting no change in the exit-rate post vesting and no material changes in the expected annual volatility or exit rate pre-vesting. The changes in estimates of the volatility and exit rate pre-vesting did not have a material impact on the Company’s stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2014.

The components of stock based compensation expense are disclosed below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
Stock options	$44		$333	$301		$1,081
Restricted stock and restricted stock units	4,091	(1)	3,488	11,860	(1)	10,751

Total	$4,135		$3,821	$12,161		$11,832

(1)	Due to the fact that the Company’s chief executive officer is required to receive his 2014 performance based bonus, if achieved, in shares of common stock of the Company determined based on the cash value of such bonus divided by the fair market value of the Company’s common stock on the date that the Company’s Compensation Committee validates the achievement of the performance bonus metrics, in accordance with the Company’s policy, the Company is recording this amount as stock-based compensation expense ratably over the applicable performance and service period in accordance with ASC 718, Stock Compensation (ASC 718). During the three and nine month periods ended September 30, 2014, the Company recorded $129 and $382, respectively, of stock-based compensation expense.

Stock based compensation is recorded in the accompanying unaudited condensed consolidated statements of income, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling and marketing expenses	$1,512	$1,426	$4,077	$4,272
General and administrative expenses	2,262	2,049	7,066	6,521
Research and development expenses	361	346	1,018	1,039

Total	$4,135	$3,821	$12,161	$11,832

The Company recognized an income tax benefit from share-based compensation arrangements of $219 during the three and nine month periods ended September 30, 2014. The Company recognized an income tax benefit from share-based compensation arrangements of $999 during the three and nine month periods ended September 30, 2013. In addition, no material compensation cost was capitalized during the three and nine month periods ended September 30, 2014 and 2013.

The following is a summary of the Company’s stock option activity during the nine month period ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Number of		Weighted-
	Shares	Exercise	Average	Aggregate
	Underlying	Price Per	Exercise Price	Intrinsic
	Options	Share	Per Share	Value
Outstanding at December 31, 2013	960,742	$0.17 - $48.06	$17.87	$4,691	(2)
Granted	8,559		19.77
Exercised	(141,019)		10.32	1,418	(3)
Cancelled	(86,890)		29.21

Outstanding at September 30, 2014	741,392	$0.35 - $48.06	$18.00	$3,564	(4)

Weighted average remaining contractual life in years: 2.7
Exercisable at end of period	724,702	$0.35 - $48.06	$18.02	$3,534	(4)

Weighted average remaining contractual life in years: 2.6
Vested or expected to vest at September 30, 2014 (1)	740,024	$0.35 - $48.06	$18.00	$3,562	(4)

(1)	This represents the number of vested options as of September 30, 2014 plus the number of unvested options expected to vest as of September 30, 2014 based on the unvested options outstanding at September 30, 2014, adjusted for the estimated forfeiture rate of 7.7%.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $17.21 and the exercise price of the underlying options.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on the applicable exercise dates and the exercise price of the underlying options.
(4)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2014 of $16.96 and the exercise price of the underlying options.

Additional Information About Stock Options

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	In thousands, except share and		In thousands, except share and
	per share amounts		per share amounts
Total number of options granted during the period	5,750	500	8,559	4,000
Weighted-average fair value per share of options granted	$11.12	$8.68	$11.20	$10.15
Total intrinsic value of options exercised (1)	$752	$239	$1,418	$1,290

(1)	Represents the difference between the market price at exercise and the price paid to exercise the options.

Of the stock options outstanding as of September 30, 2014, 732,899 options were held by employees and directors of the Company and 8,493 options were held by non-employees. For outstanding unvested stock options related to employees and directors of the Company as of September 30, 2014, the Company had $133 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years. There were no unvested non-employee stock options as of September 30, 2014.

Restricted Stock and Restricted Stock Units

For non-vested restricted stock subject to service-based vesting conditions outstanding as of September 30, 2014, the Company had $21,254 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of September 30, 2014, which represents all of the outstanding non-vested restricted stock subject to performance-based vesting conditions, the Company had $7,061 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2014, the Company had $216 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.3 years. For non-vested restricted stock units subject to outstanding performance-based vesting conditions that were not probable of vesting at September 30, 2014, the Company had $4,909 of unrecognized stock-based compensation expense. If and when any additional portion of these non-vested restricted stock units are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Restricted Stock

The following table summarizes the Company’s restricted stock activity during the nine month period ended September 30, 2014:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at December 31, 2013	2,395,322	$13.48
Granted	1,125,749	19.96
Vested	(1,061,369)	15.49
Cancelled	(206,000)	12.89

Nonvested at September 30, 2014	2,253,702	$17.09

All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock typically vests ratably over a four-year period from the date of issuance, with 25% cliff vesting after one year and the remaining 75% vesting ratably quarterly thereafter, with certain exceptions. Included in the above table are 10,500 shares of restricted stock granted to certain non-executive employees and 31,365 shares of restricted stock granted to members of the Company’s board of directors during the nine month period ended September 30, 2014 that immediately vested. Also included in the table above are shares of restricted stock granted to non-employee advisory board members. In fiscal 2013, the Company granted 33,000 shares of restricted stock to non-employee advisory board members. Of the 33,000 shares of restricted stock granted, 22,000 shares vest ratably on a quarterly basis over four years and 11,000 shares of restricted stock vest in equal annual tranches on July 1, 2014 and July 1, 2015, as long as the individuals continue to serve as advisory board members through the date of the applicable vesting. The Company will account for these share-based awards in accordance with ASC 505-50, Equity Based Payments to Non-Employees (ASC 505-50), which will result in the Company continuing to re-measure the fair value of the share-based awards until such time as the awards vest. During the three and nine month periods ended September 30, 2014, the Company recorded stock-based compensation expense related to these awards of $35 and $150, respectively. As of September 30, 2014, 20,625 shares were unvested and had a fair value of $406.

The fair value of restricted stock upon which vesting is solely service-based is expensed ratably over the vesting period. With respect to restricted stock where vesting contains certain performance-based vesting conditions, the fair value is expensed based on the accelerated attribution method as prescribed by ASC 718, over the vesting period. With the exception of certain executives whose employment agreements provide for continued vesting in certain circumstances upon departure, if the employee who received the restricted stock leaves the Company prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to the Company. During the nine month period ended September 30, 2014, the Company granted 388,034 shares of non-vested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2015 if the performance criteria related to certain 2014 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2014 operating results are not achieved, 100% of the shares are forfeited.

During the three and nine month periods ended September 30, 2014, there were no changes to probabilities of vesting of performance-based stock awards which had a material impact on stock-based compensation expense or amounts expected to be recognized.

In July 2014, the Company’s board of directors approved a modification to certain non-executive employee’s share-based awards to provide for acceleration of vesting upon a change in control accompanied by certain other actions. This modification effected 436,415 shares of non-vested restricted stock and 1,890 unvested stock options to purchase the Company’s common stock. This modification resulted in a new measurement date which increased the fair value of these awards by $590. This incremental fair value will be recorded only if these individuals vest as a result of this modification. If these individuals vest in accordance with the original vesting terms, no incremental stock based compensation expense will be recorded.

Additional Information about Restricted Stock

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	in thousands, except share and per
	share amounts
Total number of shares of restricted stock granted during the period	157,600	80,703	1,125,749	1,491,269
Weighted average fair value per share of restricted stock granted	$19.54	$13.53	$19.96	$16.47
Total number of shares of restricted stock vested during the period	158,450	138,282	1,061,369	833,521
Total fair value of shares of restricted stock vested during the period	$2,996	$2,024	$22,357	$13,359

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	34,250	$28.59
Granted	262,882	20.08
Vested	(34,250)	28.59
Cancelled	(6,260)	20.11

Nonvested at September 30, 2014	256,622	$20.08

During the nine month period ended September 30, 2014, the Company granted 250,382 shares of non-vested restricted stock units that contain performance-based vesting conditions to certain non-executive German employees. Of these shares, up to 10% vest in 2015 if the performance criteria related to certain 2014 operating results are achieved and the employee is still employed as of the vesting date, up to 20% vest in 2016 if the performance criteria related to certain 2015 operating results are achieved and the employee is still employed as of the vesting date, and up to the remaining 70% of the shares vest in 2017 if the performance criteria related to certain 2016 operating results are achieved and the employee is still employed as of the vesting date. If the performance criteria related to certain 2014, 2015 and 2016 operating results are not achieved, 100% of the shares are forfeited. As of September 30, 2014, the awards have not been deemed probable of vesting.

Additional Information about Restricted Stock Units

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	in thousands, except share and per
	share amounts
Total number of shares of restricted stock units vested during the period	—	—	34,250	56,603
Total fair value of shares of restricted stock units vested during the period	$—	$—	$772	$948

12. Income Taxes

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the nine month period ended September 30, 2014, the Company determined that it was able to reliably estimate its annual effective tax rate in all jurisdictions in which it operates.

The Company has provided a $12,111 and $11,950 worldwide tax provision for the three month and nine month periods ended September 30, 2014, respectively, which represents an approximate effective tax rate of 24%. The tax provision consists of a tax expense on its foreign income, a U.S. tax expense related to state income taxes where no net operation losses are available, and a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized. The provision for income taxes for the nine month period ended September 30, 2014 includes a $1,069 benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Entech acquisition during the three month period ended June 30, 2014 and a $1,120 provision for deferred income taxes in connection with the sale of Utility Solution Consulting (Note 15) during the three month period ended June 30, 2014. During the nine month period ended September 30, 2014, due to limitations on the use of net operating losses in certain states, the Company utilized income tax deductions related to the exercise of stock options and vesting of shares of restricted stock and recorded a benefit of $219 directly to additional paid-in capital.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three and nine month periods ended September 30, 2014, there were no material changes in the Company’s uncertain tax positions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of September 30, 2014, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

13. Concentrations of Credit Risk

The following table presents the Company’s significant customers. PJM Interconnection (PJM) is a regional electric power grid operator customer in the mid-Atlantic region that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. Independent Market Operator (IMO) is an entity that was established to administer and operate the Western Australia (WA) wholesale electricity market. The main objectives of the IMO are to coordinate the supply of electricity, encourage competition in the market, establish fair and efficient markets, and ensure economic supply of electricity to customers in WA. No other customers comprised more than 10% of consolidated revenues during the three or nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$225,155	68%	$171,377	62%
IMO	$42,983	13%	$45,708	16%

	Nine Months Ended September 30,
	2014		2013
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$246,367	58%	$173,252	50%
IMO	$47,380	11%	$45,708	13%

PJM, IMO and Pacific Gas and Electric (PG&E) were the only customers that comprised 10% or more of the Company’s accounts receivable balance at September 30, 2014, representing 14%, 14% and 12%, respectively, of such balance. PJM and Southern California Edison Company were the only customers that each comprised 10% or more of the Company’s accounts receivable balance at December 31, 2013, representing 39% and 18%, respectively, of such balance.

Unbilled revenue related to PJM was $155,102 and $64,643 at September 30, 2014 and December 31, 2013, respectively. There was also no significant unbilled revenue for any other customers at September 30, 2014 and December 31, 2013.

Deposits and restricted cash include funds to secure performance under certain contracts and open market bidding programs with electric power grid operator and utility customers. Deposits held by these customers were $1,874 and $128 at September 30, 2014 and December 31, 2013, respectively.

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

On June 27, 2014, the parties engaged in mediation and reached agreement in principle on the terms of a potential settlement. Pursuant to the settlement, defendant members of the Company’s Board of Directors would cause their insurer to make a cash payment of $500 to the Company, and cause the Company to undertake certain reforms in connection with equity granting practices. However, the settlement remains subject to numerous contingencies, including court approval. The Court has scheduled a fairness hearing for December 15, 2014. Additionally, the Company’s management believes that the defendants have substantial legal and factual defenses to the claims in the complaint, and intends to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful. However, as a result of this agreement in principle on the terms of a potential settlement, the Company has determined that it is probable that it will incur a loss related to this matter principally related to the remaining amount of its insurance deductible, which was not material and has been accrued for as of September 30, 2014. With respect to the $500 payment to the Company that would result under the terms of this settlement, this amount represents a contingent gain and will be recorded as other income, if and when, the amount is realized. In addition, regardless of the outcome of this matter, the matter may divert financial and management resources and result in general business disruption, including that the Company may suffer from adverse publicity that could harm its reputation and negatively impact its stock price.

On November 6, 2014, a class action lawsuit was filed in the Delaware Court of Chancery against the Company, World Energy Solutions, Inc. (World Energy), Wolf Merger Sub Corporation, and members of the board of directors of World Energy arising out of the merger between the Company and World Energy. The lawsuit generally alleges that the members of the board of directors of World Energy breached their fiduciary duties to World Energy’s stockholders by entering into the merger agreement because they, among other things, failed to maximize stockholder value and agreed to preclusive deal-protection terms. The lawsuit also alleges that the Company and World Energy aided and abetted the board of directors of World Energy in breaching their fiduciary duties. The plaintiff seeks to stop or delay the acquisition of World Energy by the Company, or rescission of the merger in the event it is consummated, and seeks monetary damages in an unspecified amount to be determined at trial. The Company believes the allegations in this lawsuit are without merit and it intends to defend against them vigorously.

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

15. Gain on Sale of Service Line

During the three month period ended December 31, 2013, the Company committed to a plan to sell a component of the business that the Company acquired in connection with its acquisition of Global Energy Partners, Inc. (Global Energy) in January 2011 related to consulting and engineering support services to the global electric utility industry, with a particular focus on providing consulting services to utilities (Utility Solutions Consulting). The Company engaged a third party consultant to assist the Company in actively marketing this service line for sale and identify a buyer. Based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, Impairment and Disposal of Long-Lived Assets, it concluded all of the criteria were met and that the assets and liabilities of Utility Solutions Consulting that should be classified as held for sale. The assets held for sale relate to separately identifiable intangible assets, including customer relationships and certain non-compete agreements that were acquired in connection with the Global Energy acquisition and specifically relate to Utility Solutions Consulting. Due to the fact that the Company concluded that Utility Solutions Consulting met the definition of a business in accordance with ASC 805, it included in assets held for sale the goodwill of the Company’s All Other reporting unit which was allocated to Utility Solutions Consulting, which is a component of this reporting unit. The amount of goodwill allocated to Utility Solutions Consulting was based on the relative fair values of this business and the portion of the reporting unit that will be retained. On April 16, 2014, the Company entered into an agreement with a third party to sell the Utility Solutions Consulting services line for up to $4,750 subject to satisfaction of certain conditions and representations. The transaction closed on May 30, 2014.

The following table summarizes the assets sold in connection with this transaction:

Customer relationship intangible assets, net	$153
Other definite-lived intangible assets, net	39
Goodwill	489

Total Assets Sold	$681

In accordance with the agreement, the Company received $4,275 at closing and $475 is being held in escrow to cover general representations and warranties, as well as, potential purchase price adjustment, if any, for fees that could have been earned related to contracts that were not assigned. The potential remaining purchase price adjustment for fees that could have been earned for contracts that were not assigned was $103 as of September 30, 2014 and the Company had deferred recognition of this portion of the purchase price as the Company has deemed this amount to be contingent upon the assignment of these contracts. As a result, the Company recognized a gain from the sale of Utility Solutions Consulting totaling $3,378, net of direct transaction costs and other expenses totaling $327 during the three month period ended June 30, 2014. During the three month period ended September 30, 2014, the remaining applicable contracts were assigned and the Company recognized $359 of the previously deferred gain resulting in a total gain recognized during the nine month period ended September 30, 2014 of $3,737. The Company concluded that the Utility Solutions Consulting disposal group meets the criteria of discontinued operations under ASC 205-20, Discontinued Operations (ASC 205-20). However, the Company has determined that the operations of Utility Solutions Consulting are neither quantitatively or qualitatively material to the Company’s current or historical consolidated operations and therefore, the results of operations of Utility Solutions Consulting have not been presented as discontinued operations in the Company’s accompanying consolidated statements of income for the three and nine month periods ended September 30, 2014 and 2013. As a result, the gain has been reflected as a separate component within income from operations with the corresponding discrete tax charge of $1,120 related to the increase in deferred tax liability as a result of the increased book and tax basis difference in goodwill being recorded as a component of the Company’s provision for income taxes during the nine month period ended September 30, 2014.

16. Gain on Sale of Assets

On April 22, 2014, the Company entered into an agreement with a third party who is a C&I customer of the Company to sell its remaining two contractual demand response capacity resources related to an open market demand response program to that third party allowing that third party the ability to enroll directly with the applicable grid operator. Under the terms of the agreement, the Company agreed to sell each of these two demand response capacity resources with such sale and transfer being effective as of the date that each resource has been paid in full. The aggregate payment of $5,740 was allocated between each demand response capacity resource with $2,171 being allocated to the first demand response capacity resource and $3,569 being allocated to the second demand response capacity resource based on each resource’s relative fair value as determined by the potential future cash flows from each resource. As a mechanism to pay the consideration due for the purchase of these demand response capacity resources, the third party has agreed to allow the Company to withhold all payments that would be due and payable to this third party under its C&I contractual arrangements and in the event that the payments withheld through March 31, 2015 are not sufficient to cover the purchase price of these demand response capacity resources then the third party is required to pay the remaining amount in cash or otherwise would be in default under the agreement. Upon an event of default, the Company would retain ownership of any resource where the full purchase price had not been paid, as well as, retain $517 of fees received toward the purchase of that unpaid demand response capacity resource. The third party fully paid the purchase price for the first demand response capacity resource during the three month period ended June 30, 2014 and as a result, the sale of this resource was completed. As a result of the sale, the Company recognized a gain on the sale of this asset equal to the purchase price of $2,171 during the nine month period ended September 30, 2014. In addition, the Company is recognizing the guaranteed fees of $517 ratably through the end of the potential contractual period of March 31, 2015 to the extent that sufficient cash has been received. During the three and nine month period ended September 30, 2014, the Company has recognized $155 and $207, respectively, of these fees which is recorded in other (expense) income, net in the accompanying consolidated statements of income. As of September 30, 2014, the third party had not made sufficient payments related to the second demand capacity resource and therefore, the sale of this resource has not yet been completed and is not expected to be completed until 2015.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and the standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. Therefore, ASU No 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2017, and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not yet determined the method of adoption and is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission, or the SEC, on March 7, 2014, or our 2013 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A - “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2013 Form 10-K and Quarterly Reports for the quarterly periods ended March 31, 2014 and June 30, 2014, as filed with the SEC on May 9, 2014, and August 7, 2014, respectively, or our 2014 First and Second Quarter 10-Qs. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

We are a leading provider of energy intelligence software, or EIS, and related solutions. We unlock the full value of energy management for commercial, institutional and industrial end-users of energy, which we refer to as our C&I or enterprise customers, as well as electric power grid operators and utilities by delivering a comprehensive suite of demand-side management solutions. Our EIS and related solutions help our customers buy energy better, use less energy and be more strategic about when they consume energy in order to reduce overall energy spend and maximize productivity of that spend.

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

During the third quarter of our year ending December 31, 2014, or fiscal 2014, we began to offer our EIS and related solutions at three subscription levels: basic, standard, and professional. We deliver our SaaS solutions on all of the major Internet browsers and on leading mobile device operating systems. In addition to our EIS packages, we sell a data-driven energy efficiency suite of premium consulting and custom training services, including technology integration services, supply consulting, energy efficiency planning, audits, assessments, commissioning and retro-commissioning services, which are available for an hourly or fixed fee. Our target customers for our EIS and related solutions are enterprises that spend approximately $100,000/year per site or more on energy, and we sell to these customers primarily through our direct salesforce.

Since inception, our business has grown substantially. We began by providing our demand response solutions in one state in the United States in 2003 and have expanded to providing our EIS and related services in several regions throughout the United States, as well as internationally in Australia, Brazil, China, Germany, India, Ireland, Japan, New Zealand, South Korea and the United Kingdom.

Significant Recent Developments

On August 11, 2014, we terminated our $70.0 million senior secured revolving credit facility with the several lenders from time to time party thereto and Silicon Valley Bank, or SVB, as administrative agent, swingline lender, issuing lender, lead arranger and book manager, dated April 8, 2013, which we refer to as the 2013 credit facility, and entered into a $30.0 million senior secured revolving credit facility with SVB, which we refer to as the 2014 credit facility. The 2014 credit facility superseded and replaced the 2013 credit facility.

On August 12, 2014, we entered into a purchase agreement with Morgan Stanley & Co. LLC, acting on behalf of itself and the several initial purchasers, relating to our sale of $160.0 million aggregate principal amount of 2.25% convertible senior notes due 2019, or the Notes, in an offering exempt from registration under the Securities Act. On August 18, 2014, the Offering closed and we issued the Notes. The net proceeds from the offering of the Notes were approximately $155.3 million after deducting the discount of the initial purchasers and offering expenses payable by us. We used approximately $30.0 million of the net proceeds of the offering to repurchase 1,514,552 shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through Morgan Stanley & Co. LLC, as our agent, at a purchase price of $19.79 per share, which was the closing price of our common stock on The NASDAQ Global Select Market on August 12, 2014. We intend to use the remaining net proceeds from the Notes for working capital, additional repurchases of our common stock, and other general corporate purposes, which may include the expansion of our current business through acquisitions of, or investments in, other businesses, products, product rights or technologies.

On October 9, 2014, we entered into an amendment to the lease for our principal executive offices, or the July 5, 2012 Lease, to lease additional space. Our lease for this additional space will commence on or about January 1, 2015, which is the date on which we have the right to control access and physical use of the leased space, and will be subject to the terms and conditions of the July 5, 2012 Lease. The lease term for the additional space shall coincide with the term for the July 5, 2012 Lease and expire on July 31, 2020 unless earlier terminated or further extended as provided in the July 5, 2012 Lease. The lease amendment contains both a rent holiday, under which lease payments do not commence until June 2015, and escalating rental payments.

On November 4, 2014, we and one of our wholly-subsidiaries, or Purchaser, entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, to acquire World Energy Solutions, Inc., a Delaware corporation, or the Target. Pursuant to the Merger Agreement, Purchaser will commence an offer, or the Offer, to acquire all of the outstanding shares of the Target’s common stock, par value $0.0001 per share, or the Shares, for $5.50 per share net to the seller in cash, without interest, subject to any required withholding of taxes. In addition to purchasing the Shares, we will assume the Target’s outstanding debt for a total transaction value of approximately $76.0 million in cash. Completion of the Offer is subject to several conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the absence of a material adverse effect on the Target; and (iii) certain other customary conditions. The Offer is not subject to a financing condition.

The Offer will commence within 10 business days from the date of the Merger Agreement and will remain open until January 2, 2015, subject to possible extension on the terms set forth in the Merger Agreement. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Target, with the Target surviving as an indirect wholly owned subsidiary of ours, pursuant to the procedure provided for under Section 251(h) of the General Corporation Law of the State of Delaware without any stockholder approvals.

During the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. on December 29, 2014, or the Go-Shop End Date, the Target and its representatives and subsidiaries, on the terms and subject to the conditions set forth in the Merger Agreement, will have the right to solicit, initiate, encourage and facilitate any inquiry, discussion, offer or request that constitutes, or could lead to, a Takeover Proposal (as defined in the Merger Agreement) and (ii) engage in discussions and negotiations with, and furnish non-public information relating to the Target to any third party in connection with a Takeover Proposal or any inquiry, discussion, offer or request that could lead to a Takeover Proposal. In addition, at any time after the Go-Shop End Date until the closing of the Offer, we may engage in discussions or negotiations with any third party that submits an unsolicited bona fide Takeover Proposal following the Go-Shop End Date, if the Target’s board of directors determines in good faith, after consultation with outside legal counsel, that such Takeover Proposal constitutes or could reasonably lead to a Superior Proposal (as defined in the Merger Agreement) and that failure to take such action could reasonably constitute a breach of its fiduciary obligations to the Target’s stockholders under applicable law.

At any time prior to the closing of the Offer, the Target’s board of directors may make a Target Adverse Recommendation Change (as defined in the Merger Agreement) if it determines in good faith that a Takeover Proposal constitutes a Superior Proposal and, after consultation with its outside legal counsel, that failure to make a Target Adverse Recommendation Change could reasonably constitute a breach of their fiduciary obligations to the Target’s stockholders under applicable law. The Target can terminate the Merger Agreement based on a Superior Proposal by (i) providing four (4) business days’ written notice, or the Notice Period, to Purchaser and us with respect to such Superior Proposal, (ii) negotiating in good faith with Purchaser and us during the Notice Period to make such adjustments in the Merger Agreement so that the Superior Proposal ceases to constitute a Superior Proposal, and (iii) determining in good faith after the Notice Period, after consultation with outside legal counsel and financial advisors, that the Superior Proposal continues to constitute a Superior Proposal.

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

The following table outlines certain non-financial business and operational data utilized as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Utility Customers (1)	46	36

Grid Operator Customers (2)	14	8

C&I Customers Participating in Demand Response (3) (5)	6,300	5,800

C&I Customer Sites Participating in Demand Response (3) (5)	15,300	13,900

C&I Customers Under Enterprise Revenue Contracts (4) (5)	1,200	600

C&I Sites Under Enterprise Revenue Contracts (4) (5)	35,300	2,800

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
(2)	The term “Grid Operator Customers” describes the number of our grid operator customers that actively rely on our demand response programs to manage load on their grid. We enter into contractual commitments with these grid operator customers through participation in open market auctions, as well as, bilateral contractual arrangements for the express purpose of optimizing load on their grid when called upon, or dispatched, to do so. This measure does not have any direct correlation to our financial performance but may provide observations as to the progress of our sales and marketing efforts aimed at grid operator customers and our ability to recruit and maintain such customers with a need to curtail demand for electricity.
(3)	The term “C&I Customers Participating in Demand Response” describes the number of our C&I customers under contract to actively participate in our demand response programs. By extension, the term “C&I Sites Participating in Demand Response” describes the number of sites across our C&I customer base under contract to actively participate in our demand response programs. Certain of these customers and sites may additionally use our EIS and related solutions to gain control of how and when they consume electricity. These two measures do not have any direct correlation to our financial performance but may provide observations as to the progress of our sales and marketing efforts and our ability to recruit and maintain customers with curtailable demand for electricity.
(4)	The term “C&I Customers Under Enterprise Revenue Contracts” describes the number of our C&I customers that separately purchase our EIS and related solutions to gain control of how and when they consume or procure electricity. By extension, the term “C&I Sites Under Enterprise Revenue Contracts” describes the number of sites across our C&I customer base that separately purchase our EIS and solutions. These two measures do not have any direct correlation to our financial performance but may provide observations as to the progress of our sales and marketing efforts and our ability to recruit and maintain enterprise customers.
(5)	Amounts rounded to nearest hundred.

The number of utility customers that have contracts with us and actively rely on our demand response solutions or energy services at September 30, 2014 was 46 compared to 36 at December 31, 2013. We generally receive recurring cash payments from each utility customer actively relying on our demand response solutions in exchange for the capacity we commit to reduce for them. In addition, we receive additional cash payments in the form of energy payments from utility customers actively relying on our demand response solutions when we are actually called upon to reduce load and subsequently deliver on that commitment. The increase in the number of utility customers that have contracts with us and actively rely on our demand response solutions or energy services at September 30, 2014 as compared to December 31, 2013 primarily reflects the addition of new customers from our recent acquisitions of Entelios AG, or Entelios, and Activation Energy DSU Ltd, or Activation, as well as the addition of new customers that have contracts for our energy services. In general, we expect that the number of utility customers that actively rely on our demand response solutions or energy services will increase over time.

The number of grid operator customers that actively rely on our demand response solutions to reduce the load on their grid at September 30, 2014 was 14 compared to eight at December 31, 2013. We generally receive recurring cash payments from each grid operator customer in exchange for the capacity we commit to reduce for them. In addition, we receive additional cash payments in the form of energy payments from grid operator customers when we are actually called upon to reduce load and subsequently deliver on that commitment. The increase in the number of grid operator customers that actively rely on our demand response solutions to reduce the load on their grid at September 30, 2014 as compared to December 31, 2013 primarily reflects the addition of new customers from our recent acquisitions of Entelios and Activation. In general, we expect that the number of grid operator customers that have contracts with us and actively rely on our demand response solutions to reduce the load on their grid will increase over time.

The number of C&I customers participating in demand response was approximately 6,300 at September 30, 2014 compared to 5,800 at December 31, 2013. The number of C&I customer sites participating in demand response at September 30, 2014 was approximately 15,300 as compared to approximately 13,900 at December 31, 2013. In general, we expect that the number of C&I customers participating in demand response to increase or decrease in tandem with the number of C&I sites participating in demand response. Exceptions to this expected trend may occur if we are successful in further penetrating existing C&I customers so as to add additional sites without adding additional customers. The number of C&I customers participating in demand response programs and the number of C&I customer sites participating in demand response programs are not necessarily correlated and may increase or decrease in future periods if we choose to participate in additional or different markets in the future.

The number of C&I customers with enterprise revenue that have deployed our EIS and related solutions at September 30, 2014 was approximately 1,200 compared to approximately 600 at December 31, 2013. This increase of approximately 600 reflects our acquisition of EnTech Utility Service Bureau, Inc., or Entech US, EnTech Utility Service Bureau Ltd., or Entech UK and EnTech USB Private Limited, or Entech India, which we collectively refer to as Entech. The increase is also due to our increased efforts to develop our enterprise sales team, the relative success that our enterprise sales team has had in penetrating the market for our EIS and related solutions, and the growing need for our solutions with enterprise customers who are increasingly turning to our EIS and related solutions to make strategic decisions about the how and when they use energy. The number of C&I sites with enterprise revenue that are under the management of our enterprise EIS and related solutions at September 30, 2014 was approximately 35,300 compared to approximately 2,800 at December 31, 2013. The number of C&I sites with enterprise revenue that are under the management of our EIS and related solutions has increased in tandem with the increase in C&I customers with enterprise revenue, with most of the increase coming from our acquisition of Entech. We expect that the number of C&I customers with enterprise revenue and C&I sites with enterprise revenue that use or are managed by our EIS and related solutions will continue to increase in the future as the market for these solutions continues to grow.

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

Our grid operator revenues and utility revenues primarily reflect the sale of our demand response solutions. The revenues primarily consist of capacity and energy payments, including ancillary services payments, as well as payments derived from the effective management of our portfolio, including our participation in capacity auctions and bilateral contracts and ongoing fixed fees for the overall management of utility-sponsored demand response programs. We derive revenues from our EnerNOC Demand Resource solution by making demand response capacity available in open market programs and pursuant to contracts that we enter into with electric power grid operators and utilities. In certain markets, we enter into contracts with electric power utilities, generally ranging from three to ten years in duration, to deploy our EnerNOC Demand Resource solution. We refer to these contracts as utility contracts.

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

In the PJM open market program in which we participate, the program year operates on a June to May basis and performance for PJM’s “Limited” demand response product is measured based on the aggregate performance during the months of June through September. As a result, fees received for the month of June could potentially be subject to adjustment or refund based on performance during the months of July through September. Based on changes to certain PJM program rules during the year ended December 31, 2012, we concluded that we no longer had the ability to reliably estimate the amount of fees potentially subject to adjustment or refund until the performance period ends on September 30th of each year. Therefore, commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program for its Limited demand response product are being recognized at the end of the performance period, or during the three month period ended September 30th of each year. As a result of the fact that the period during which we are required to perform (June through September) is shorter than the period over which we receive payments under the program (June through May), a portion of the revenues that have been earned will be recorded and accrued as unbilled revenue.

The introduction in the PJM market of the Extended-Limited and Annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in the PJM open market program and could negatively impact our results of operations and financial condition. For the 2014/2015 delivery year, we have no material capacity revenue related to the PJM Extended-Limited and Annual demand response products.

Our revenues have historically been higher in the second and third quarters of our fiscal year due to seasonality in the demand response market. We expect, based on the fact that we generally recognize substantially all of our demand response capacity revenue related to our participation in the PJM open market program for its Limited demand response product, and the Western Australia, or WA, demand response program governed by the Independent Market Organization, or IMO, which we refer to as the WA demand response program, during the three month period ended September 30th of each year, that our revenues will typically be higher in the third quarter as compared to any other quarter in our fiscal year.

Demand response capacity revenues related to our participation in the WA demand response program are potentially subject to refund and therefore, are deferred until a portion of such capacity revenues are reliably estimable which currently, occurs upon an emergency event dispatch or until the end of the program period on September 30th. Historically all capacity revenues have been recognized during the three month period ended September 30th as there have previously been no emergency event dispatches. During the three month period ended June 30, 2014, there was an emergency event dispatch in this open market program and as a result, a portion of the capacity revenues were fixed and no longer subject to adjustment resulting in the recognition of $4.3 million of capacity revenues and $2.0 million of related cost of revenues. As of September 30, 2014, we determined that the amount of fees potentially subject to adjustment or refund was reliably estimable beginning with the new program year in Western Australia commencing on October 1, 2014. Therefore, future revenues will be recognized ratably over the delivery period from October 1 to September 30.

Fees received from the reallocation or realignment of our capacity supply and obligation through auctions or other similar capacity arrangements and bilateral contracts are recognized as revenues as they become due and payable and are recorded as a component of demand response revenues.

Under certain utility contracts and open market programs, such as PJM’s Emergency Load Response Program, the period during which we are required to perform may be shorter than the period over which we receive payments under that contract or program. In these cases, we record revenue, net of reserves for estimated penalties related to potential delivered capacity shortfalls, over the mandatory performance obligation period, and a portion of the revenues that have been earned is recorded and accrued as unbilled revenue. Revenues related to the current PJM open market program year were recognized during the three month period ended September 30, 2014, and we had $155.1 million in unbilled revenues from PJM at September 30, 2014.

Revenues generated from PJM and IMO accounted for 68% and 13%, respectively, of our total revenues for the three month period ended September 30, 2014, and 58% and 11%, respectively, of our total revenues for the nine month period ended September 30, 2014. Revenues generated from PJM and IMO accounted for 62% and 16%, respectively, of our total revenues for the three month period ended September 30, 2013 and 50% and 13% of our total revenues for the nine month period ended September 30, 2013. Other than PJM and IMO, no individual electric power grid operator or utility customer accounted for more than 10% of our total revenues for the three or nine month periods ended September 30, 2014 and 2013.

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

Our enterprise revenues reflect the sales of our EIS and related solutions to large C&I customers that seek to gain control of how and when they consume or procure electricity. Enterprise revenue primarily reflects the sale of EIS and related solutions, and generally represents ongoing arrangements where the revenues are recognized ratably over the service period commencing upon delivery of the contracted solutions to the C&I customer. Under certain of our arrangements, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain of our other arrangements, in particular those arrangements entered into by our wholly-owned subsidiary, M2M Communications, or M2M, we sell proprietary equipment to customers that is utilized to provide the ongoing solutions that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer the fees associated with the equipment and begin recognizing those fees ratably over the expected customer relationship period (generally three years), once the customer is receiving from us the ongoing services. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected customer relationship period.

Cost of Revenues

Cost of revenues for our demand response services primarily consists of amounts owed to our C&I customers for their participation in our demand response network and are generally recognized over the same performance period as the corresponding revenue. We enter into contracts with our C&I customers under which we deliver recurring cash payments to them for the capacity they commit to make available on demand. We also generally make an energy payment when a C&I customer reduces consumption of energy from the electric power grid during a demand response event. The equipment and installation costs for our devices located at our C&I customer sites, which monitor energy usage, communicate with C&I customer sites and, in certain instances, remotely control energy usage to achieve committed capacity, are capitalized and depreciated over the lesser of the remaining estimated customer relationship period or the estimated useful life of the equipment, and this depreciation is reflected in cost of revenues. We also include in cost of revenues our amortization of acquired developed technology, amortization of capitalized internal-use software costs related to our EIS and related solutions, the monthly telecommunications and data costs we incur as a result of being connected to C&I customer sites, services and products, third-party services, equipment costs, equipment depreciation, our internal payroll and related costs allocated to a C&I customer site and our internal payroll, the wages and associated benefits that we pay to our project managers for the performance of their services, and related costs of revenue related to the delivery of services of our utility bill management solution, which we acquired in our acquisition of Entech. Certain costs, such as equipment depreciation and telecommunications and data costs, are fixed and do not vary based on revenues recognized. These fixed costs could impact our gross margin trends during interim periods as described elsewhere in this Quarterly Report on Form 10-Q.

We defer incremental direct costs related to the acquisition or origination of a utility contract or open market program in a transaction that results in the deferral or delay of revenue recognition. As of September 30, 2014 and December 31, 2013, we had no deferred incremental direct costs related to the acquisition or origination of a utility contract or open market program and during the three and nine month periods ended September 30, 2014 and 2013, no contract origination costs were deferred.

In addition, we capitalize incremental direct payments incurred related to customer contracts where the associated revenues have been deferred as long as the capitalized incremental direct payments are deemed realizable. During the three month periods ended September 30, 2014 and 2013, we capitalized $1.0 million and $1.2 million, respectively, of incremental direct payments associated with customer contracts. During the nine month periods ended September 30, 2014 and 2013, we capitalized $37.5 million and $18.4 million, respectively, of incremental direct payments associated with customer contracts. These capitalized payments will be amortized in proportion to the related revenue being recognized. Certain of these incremental direct payments are recorded as a reduction of revenues when the associated revenues are recognized as they relate to bilateral demand response arrangements where the other bilateral party has become the primary obligor of the demand response obligation. During the three month periods ended September 30, 2014 and 2013, we expensed $26.9 million and $22.7 million, respectively, of capitalized incremental direct payments to cost of revenues and recorded $11.1 million and $0.4 million, respectively, as a reduction to revenues. During the nine month periods ended September 30, 2014 and 2013, we expensed $29.1 million and $25.2 million, respectively, of capitalized incremental direct payments to cost of revenues and recorded $11.1 million and $0.4 million, respectively, as a reduction to revenues. As of September 30, 2014, there were no material realizability issues related to capitalized incremental direct payments.

We also capitalize the costs of our production and generation equipment utilized in the delivery of our demand response services and expense this equipment over the lesser of its estimated useful life or the term of the contractual arrangement. During the three month periods ended September 30, 2014 and 2013, we capitalized $2.6 million and $1.3 million, respectively, of production and generation equipment costs. During the nine month periods ended September 30, 2014 and 2013, we capitalized $7.9 million and $8.9 million, respectively, of production and generation equipment costs. We believe that the above accounting treatments appropriately match expenses with the associated revenues.

Gross Profit and Gross Margin

Gross profit consists of our total revenues less our cost of revenues. Our gross profit has been, and will continue to be, affected by many factors, including (a) the demand for our EIS and related solutions, (b) the selling price of our EIS and related solutions, (c) our cost of revenues, (d) the way in which we manage, or are permitted to manage by the relevant electric power grid operator or utility, our portfolio of demand response capacity, (e) the introduction of new EIS and related solutions, services and products, (f) our demand response event performance and (g) our ability to open and enter new markets and regions and expand deeper into markets we already serve. The effective management of our portfolio of demand response capacity, including our outcomes in negotiating favorable contracts with our customers and our participation in capacity auctions and bilateral contracts, and our demand response event performance, are the primary determinants of our gross profit and gross margin.

Operating Expenses

Operating expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 738 full-time employees at September 30, 2013 to 1,031 full-time employees expenses at September 30, 2014 primarily as a result of our fiscal 2014 acquisitions to drive overall growth and expansion into new markets over the past year. As noted above under “Cost of Revenues”, a portion of our headcount and associated payroll and related expenses are included within cost of revenues. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, we incur significant up-front costs associated with the expansion of the number of contractual MW, which we expect to continue for the foreseeable future. We expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we continue to enable new C&I customer sites and expand the development of our EIS and related solutions, services and products. In addition, possible future acquisitions and associated amortization expense of intangible assets acquired could potentially increase our operating expenses in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our sales and marketing organization, (b) commissions, (c) travel and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect an increase in selling and marketing expenses in absolute dollar terms through at least the end of fiscal 2014 as we invest in infrastructure to support our continued growth and we expect that selling and marketing expenses as a percentage of revenues will be consistent with the year ended December, 31, 2013, or fiscal 2013, primarily due to the additional expenses that result from our recently completed acquisitions and ongoing market expansion.

General and Administrative

General and administrative expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards and bonuses, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, (d) depreciation and amortization and (e) other related overhead. We expect an increase in general and administrative expenses in absolute dollar terms through at least the end of fiscal 2014 as we invest in infrastructure to support our continued growth and we expect that general and administrative expenses as a percentage of revenues will be consistent with fiscal 2013 primarily due to the additional expenses that result from our recently completed acquisitions and ongoing market expansion.

Research and Development

Research and development expenses consist primarily of (a) salaries and related personnel costs, including costs associated with share-based payment awards, related to our research and development organization, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new energy management applications, solutions and products and enhancement of existing energy management applications, solutions and products, (d) quality assurance and testing and (e) other related overhead. During the three and nine month periods ended September 30, 2014, we capitalized software development costs, including software license fees and external consulting costs, of $1.5 million and $4.6 million, respectively. During the three and nine month periods ended September 30, 2013, we capitalized software development costs, including software license fees and external consulting costs, of $1.5 million and $5.8 million, respectively, which are included as software in property and equipment at September 30, 2014. We expect an increase in research and development expenses in absolute dollar terms for the foreseeable future as we develop new technologies and enhance our existing technologies to support our continued growth; and, we expect that research and development expenses as a percentage of revenues will be consistent with fiscal 2013 primarily due to the additional expenses that result from our recently completed acquisitions and ongoing market expansion.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, 718 Stock Compensation. As such, all share-based payments to employees, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of income based on their fair values as of the date of grant.

During the nine month period ended September 30, 2014, we granted 388,034 shares of non-vested restricted stock to certain executives that contain performance-based vesting conditions. Of these shares, 25% vest in 2015 if the performance criteria related to certain 2014 operating results are achieved and the executive is still employed as of the vesting date and the remaining 75% of the shares vest quarterly over a three year period thereafter as long as the executive is still employed as of the vesting date. If the performance criteria related to certain 2014 operating results are not achieved, 100% of the shares are forfeited.

During the nine month periods ended September 30, 2014, we granted 250,382 shares of non-vested restricted stock units that contain performance-based vesting conditions to certain non-executive German employees in connection with our acquisition of Entelios. Of these shares, up to 10% vest in 2015 if the performance criteria related to certain 2014 operating results are achieved and the employee is still employed as of the vesting date, up to 20% vest in 2016 if the performance criteria related to certain 2015 operating results are achieved and the employee is still employed as of the vesting date, and up to the remaining 70% of the shares vest in 2017 if the performance criteria related to certain 2016 operating results are achieved and the employee is still employed as of the vesting date. If the performance criteria related to certain 2014, 2015 and 2016 operating results are not achieved, 100% of the shares are forfeited. As of September 30, the awards have not been deemed probable of vesting.

As a result of these grants of non-vested restricted stock and restricted stock units, additional stock grants related to our expanding employee base and the overall increase in our stock price, we anticipate that, on a per employee basis, stock-based compensation expense will increase for the year ending December 31, 2014 as compared to the year ended December 31, 2013.

For the three month periods ended September 30, 2014 and 2013, we recorded expenses of approximately $4.1 million and $3.8 million, respectively, in connection with share-based payment awards to employees and non-employees. For the nine month periods ended September 30, 2014 and 2013, we recorded expenses of approximately $12.2 million and $11.8 million, respectively, in connection with share-based payment awards to employees and non-employees. With respect to stock option grants through September 30, 2014, a future expense of non-vested stock options of approximately $0.1 million is expected to be recognized over a weighted average period of 2.3 years. For non-vested restricted stock subject to service-based vesting conditions outstanding as of September 30, 2014, we had $21.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were probable of vesting as of September 30, 2014, which represents all of the outstanding non-vested restricted stock subject to performance-based vesting conditions, we had $7.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years. For non-vested restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2014, the Company had $0.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.3 years. For non-vested restricted stock units subject to outstanding performance-based vesting conditions that were not probable of vesting at September 30, 2014, we had $4.9 million of unrecognized stock-based compensation expense. If and when any additional portion of these non-vested restricted stock units are deemed probable to vest, we will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

Interest Expense and Other (Expense) Income, Net

Interest expense primarily consists of interest expense related to our Notes, as well as fees associated with the 2012, 2013 and 2014 credit facilities. Interest expense also consists of fees associated with issuing letters of credit and other financial assurances. Other income and expense consist primarily of gains or losses on transactions denominated in currencies other than our or our subsidiaries’ functional currency, interest income earned on cash balances, and other non-operating income and expense.

Consolidated Results of Operations

Three and Nine Month Periods Ended September 30, 2014 Compared to the Three and Nine Month Periods Ended September 30, 2013

Revenues

The following table summarizes our revenues for the three and nine month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues:
Grid operator	$291,848	$236,300	$55,548	23.5%
Utility	27,741	32,673	(4,932)	(15.1)%
Enterprise	9,833	9,500	333	3.5%

Total	$329,422	$278,473	$50,949	18.3%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues:
Grid operator	$350,592	$266,443	$84,149	31.6%
Utility	50,011	57,839	(7,828)	(13.5)%
Enterprise	25,382	23,194	2,188	9.4%

Total	$425,985	$347,476	$78,509	22.6%

For the three month period ended September 30, 2014, our revenues from grid operators increased by $55.5 million, or 23.5%, as compared to the three month period ended September 30, 2013. For the nine month period ended September 30, 2014, our revenues from grid operators increased by $84.1 million, or 31.6%, as compared to the nine month period ended September 30, 2013. The increase in our revenues from grid operators was primarily attributable to changes in the following operating areas (dollars in thousands):

	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2013 to	September 30, 2013 to
	September 30, 2014	September 30, 2014
PJM	$53,778	$73,114
Alberta, Canada	2,795	5,721
SEMO (Ireland)	1,166	2,632
Other (1)	(2,191)	2,682

Total increased grid operator revenues	$55,548	$84,149

(1)	The amounts included in this category relate to various demand response programs, none of which are individually material.

The increase in revenues from grid operators during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to an increase in pricing and enrolled MW in our PJM demand response program. The increase in revenues during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was also due to revenues recognized from our SEMO demand response program in Ireland, for which revenues were recognized for the first time during the nine month period ended September 30, 2014 as a result of our acquisition of Activation. The increase in revenues from grid operators during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was also a result of revenues recognized from our participation in certain demand response programs in Alberta, Canada, including ancillary demand responses programs that we did not start participating in until the three month period ended September 30, 2013 and an increase in enrolled MW in these programs. The increases in revenues from grid operators for the three month period ended September 30, 2014 as compared to the same periods in 2013 were partially offset by a decrease in revenues from IMO, for which a portion of revenues were recognized in the three month period ended June 30, 2014, as a result of certain fees becoming fixed upon an emergency event. In 2013, all IMO revenues were recognized in the three month period ended September 30, 2013.

For the three month period ended September 30, 2014, our revenues from utilities decreased by $4.9 million, or 15.1%, as compared to the three month period ended September 30, 2013. For the nine month period ended September 30, 2014, our revenues from utilities decreased by $7.8 million, or 13.5% as compared to the nine month period ended September 30, 2013. The decrease in our revenues from utilities was primarily attributable to changes in the following operating areas (dollars in thousands):

	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2013 to	September 30, 2013 to
	September 30, 2014	September 30, 2014
Southern California Edison (SCE)	$(5,190)	$(6,502)
Tennessee Valley Authority (TVA)	(617)	(1,657)
Pacific Gas and Electric (PG&E)	1,154	2,221
Other (1)	(279)	(1,890)

Total decreased utility revenues	$(4,932)	$(7,828)

(1)	The amounts included in this category relate to various demand response programs, none of which are individually material.

The decrease in revenues from utilities during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to a decrease in revenues from SCE, the divestiture of our utility consulting business, and a decrease in revenues from TVA. The decrease in revenues from SCE and TVA was a result of underperformance penalties and a decrease in enrolled MW.

The decrease in revenues from utilities for the three and nine month periods ended September 30, 2014 as compared to the same period in 2013 was partially offset by an increase in revenues from PG&E, as demand response revenues related to this program were partially deferred in the comparable periods in 2013.

For the three and nine month periods ended September 30, 2014, our revenues from enterprise customers increased by $0.3 million and $2.2 million, respectively, or 3.5% and 9.4%, respectively, as compared to the same periods in 2013. The increase in revenues from enterprise customers was primarily due to revenues recognized during the nine month period ended September 30, 2014 related to our utility bill management services, which were acquired as part of our acquisition of Entech, as well as, an increase in both the number of enterprise customers and overall consulting engagements. The increase in revenues for the three and nine month periods ended September 30, 2014 were partially offset by the end of certain energy efficiency incentive based programs, from which we derived revenues in 2013, and the completion of our 2010 agreement with the Massachusetts Department of Energy Resources in August 2014.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for our EIS and related solutions for the three and nine month periods ended September 30, 2014 and 2013 (dollars in thousands):

Three Months Ended September 30,
2014		2013
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$160,858	48.8%	$152,401	54.7%

Nine Months Ended September 30,
2014		2013
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$193,480	45.4%	$175,334	50.5%

The increase in gross profit during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to an increase in revenues related to an increase in pricing and enrolled MW in our PJM demand response program, as well as the recognition of certain revenues in our PG&E demand response program that were deferred in the comparable periods in 2013. In addition, the increase in gross profits for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was due to revenues recognized from SEMO for which revenues were recognized for the first time during the nine month period ended September 30, 2014 as a result of our acquisition of Activation. The increase in gross profit was also due to an increase in revenues resulting from increased participation in our international demand response programs in Alberta, Canada. These increases in gross profit were partially offset by a decrease in revenues from utilities due to a decrease in revenues from our SCE and TVA demand response programs due to a decrease in event performance in these programs as compared to the same periods in 2013 without associated decreases in costs.

Our gross margin decreased during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 primarily due to an increase in PJM revenues from delivering demand response which historically yield a lower gross margin than our other programs and solutions, as well as changes to our overall C&I customer composition. In addition, gross margin declined during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 due to a decrease in revenues from our SCE demand response program as a result of a decrease in event performance without associated decreases in costs. The decrease in our gross margin for the three and nine month periods ended September 30, 2014 was partially offset by an increase in gross margin in our PG&E demand response program, as revenues related to this program were deferred in the comparable periods in 2013 with the associated program costs being expensed.

We continue to expect that our gross margins for fiscal 2014 will remain consistent with more historic levels in the mid 40% range. This anticipated decrease in gross margin compared to fiscal 2013 is expected to result primarily due to an increase in PJM revenues from delivering demand response which historically yield a lower gross margin than our other programs and solutions, as well as continued changes in our management of our portfolio of demand response capacity in the PJM demand response program in fiscal 2014. This decrease will be partially offset by an expected increase in gross margins associated with an increase in revenues from enterprise customers.

Operating Expenses and Income

The following table summarizes our operating expenses and income for the three and nine month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2014	2013	Change

Selling and marketing	$18,972	$15,761	20.4%
General and administrative	24,472	19,746	23.9%
Research and development	5,260	4,535	16.0%
Gain on sale of service line	(359)	—	n/a

Total	$48,345	$40,042	20.7%

	Nine Months Ended September 30,		Percentage
	2014	2013	Change

Selling and marketing	$56,997	$50,444	13.0%
General and administrative	72,340	60,872	18.8%
Research and development	15,432	14,125	9.3%
Gain on sale of service line	(3,737)	—	n/a
Gain on sale of assets	(2,171)	—	n/a

Total	$138,861	$125,441	10.7%

Selling and Marketing Expenses

	Three Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$11,914	$9,348	27.5%
Stock-based compensation	1,512	1,426	6.0%
Other	5,546	4,987	11.2%

Total	$18,972	$15,761	20.4%

	Nine Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$36,332	$30,947	17.4%
Stock-based compensation	4,077	4,272	(4.6)%
Other	16,588	15,225	9.0%

Total	$56,997	$50,444	13.0%

The increase in payroll and related costs for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to an increase in the number of selling and marketing full-time employees from 240 at September 30, 2013 to 274 at September 30, 2014, most of which were employees that were hired as part of the acquisitions that we completed during the second quarter of 2014. Payroll and other employee related costs were also impacted by higher bonus expense for the three and nine month periods ended September 30, 2014, as a portion of the fiscal 2013 bonuses were settled in shares of our common stock and recorded in stock-based compensation expense during fiscal 2013. In addition, the increase in payroll and other employee related costs for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 was partially due to an increase in commission expense that correlates with our increase in revenues and customers.

Stock-based compensation increased marginally for the three month period ended September 30, 2014 compared to the same periods in 2013 primarily due to an increase in the grant date fair value of stock-based awards granted subsequent to September 30, 2013, as well as additional share-based payment awards granted to employees acquired in connection with fiscal 2014 acquisitions. The decrease in stock-based compensation for the nine month period ended September 30, 2014 compared to the same period in 2013 primarily resulted from the settlement of a portion of the fiscal 2013 bonuses in shares of our common stock and recorded in stock-based compensation expenses during fiscal 2013. This decrease was partially offset by an increase in the grant date fair value of stock-based awards granted during the nine month period ended September 30, 2014.

The increase in other selling and marketing expenses for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 was primarily due to higher amortization expense of $0.3 million and $0.5 million, respectively, associated with acquired trade name and customer relationship intangible assets from the fiscal 2014 acquisitions, and higher costs incurred for conferences of $0.3 million and $0.9 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$13,795	$11,525	19.7%
Stock-based compensation	2,262	2,049	10.4%
Other	8,416	6,172	36.4%

Total	$24,472	$19,746	23.9%

	Nine Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$40,880	$34,513	18.4%
Stock-based compensation	7,066	6,521	8.4%
Other	24,394	19,838	23.0%

Total	$72,340	$60,872	18.8%

The increase in payroll and related costs for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 was primarily attributable to an increase in the number of general and administrative full-time employees from 397 at September 30, 2013 to 438 at September 30, 2014, most of which were employees that were hired as part of the acquisitions that we completed during the second quarter of 2014. The increase also resulted from higher overall salary rates and higher expected bonuses per full-time employee in addition to higher bonus expense due to a portion of the fiscal 2013 bonuses that were settled in shares of our common stock and recorded in stock-based compensation expense.

The increase in stock-based compensation expense for the three month period ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in the number of stock based awards granted, as well as, an increase in the grant date fair value of stock-based awards granted subsequent to September 30, 2013 as a result of the increase in our stock price. This increase was partially offset by a greater percentage of stock-based compensation expense being recognized in fiscal 2013 as compared to 2014 related to fiscal 2013 bonuses, as a portion of these bonuses were settled in shares of our common stock and therefore recorded in stock-based compensation expense.

The increase in stock-based compensation expense for the nine month period ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in the number of stock based awards granted, as well as, an increase in the grant date fair value of stock-based awards granted subsequent to September 30, 2013 as a result of the increase in our stock price, which includes fully-vested awards that were granted to our board of directors during the first quarter of 2014. This increase was partially offset by a greater percentage of stock-based compensation expense being recognized in fiscal 2013 as compared to 2014 related to fiscal 2013 bonuses, as a portion of these bonuses were settled in shares of our common stock and therefore recorded in stock-based compensation expense.

The increase in other general and administrative expenses for the three month period ended September 30, 2014 compared to the same period in 2013 was primarily attributable to an increase in professional fees of $1.4 million related to accounting, consulting and legal fees related to our recent acquisitions and other matters, including the ongoing derivative and class action complaint, rent expense of $0.4 million as a result of new lease arrangements acquired in our fiscal 2014 acquisitions, depreciation expense of $0.2 million as a result of the capital expenditures we incurred to build-out the new lease for our principal executive offices, software license fees of $0.1 million primarily driven by our increase in headcount, and telephone and related costs of $0.1 million.

The increase in other general and administrative expenses for the nine month period ended September 30, 2014 compared to the same period in 2013 was primarily attributable to higher professional fees of $3.5 million due to the increased accounting, consulting and legal fees incurred related to our recent acquisitions and other matters, including the ongoing derivative and class action complaint, and our international tax planning. The increase was also attributable to $0.8 million of higher depreciation costs mainly due to both the capital expenditures we incurred to build-out the new lease for our principal executive offices in addition to our acquisitions, $0.7 million of higher software license fees which was partially the result of our increase in headcount, and higher conference costs of approximately $0.2 million. The increase in other general and administrative expenses for the nine month period ended September 30, 2014 compared to the same period in 2013 was partially offset by a $0.6 million decrease in rent expense, as during the first half of 2013 we incurred rent expense for both our prior and current principal executive offices.

Research and Development Expenses

	Three Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$2,977	$2,590	14.9%
Stock-based compensation	361	346	4.3%
Other	1,922	1,599	20.2%

Total	$5,260	$4,535	16.0%

	Nine Months Ended September 30,		Percentage
	2014	2013	Change

Payroll and related costs	$9,182	$7,664	19.8%
Stock-based compensation	1,018	1,039	(2.0)%
Other	5,232	5,422	(3.5)%

Total	$15,432	$14,125	9.3%

The increase in payroll and other employee related costs for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 was primarily driven by an increase in the number of research and development full-time employees from 101 at September 30, 2013 to 140 at September 30, 2014, and an increase in salary rates per full-time employee. The increase in payroll and other employee related costs for the nine month period ended September 30, 2014 compared to the same period in 2013 was also attributable to a portion of the fiscal 2013 bonuses that were settled in shares of our common stock and recorded in stock-based compensation expense. Although the amount of capitalized application development costs were consistent for the three month period ended September 30, 2014 compared to the same period in 2013 and decreased for the nine month period ended September 30, 2014 compared to the same period in 2013, overall capitalized development internal labor costs increased as we conducted more development activities by leveraging our employee base instead of utilization of third parties. This increase in capitalized internal labor development costs partially offset the increase in payroll and payroll related costs for both the three and nine month periods ended September 30, 2014.

Stock-based compensation expense for the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 were essentially unchanged. Stock-based compensation was impacted by a greater percentage of stock-based compensation expense being recognized in fiscal 2013 as compared to 2014 as a result of a portion of the fiscal 2013 bonuses being settled in shares of our common stock and therefore recorded in stock-based compensation expense. This decrease in stock-based compensation expense for the three and nine month periods ended September 30, 2014 was offset by an increase in the grant date fair value of stock-based awards granted subsequent to September 30, 2013 due to the increase in our stock price.

The increase in other research and development expenses for the three month period ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase of $0.2 million in software license and data storage fees used in the development of our EIS and related solutions, as well as an increase in the allocation of company-wide overhead costs of $0.1 million.

The decrease in other research and development expenses for the nine month period ended September 30, 2014 compared to the same period in 2013 was primarily attributable to decreases of $0.3 million and $0.1 million in professional fees and temporary labor, respectively. This decrease was partially offset by a $0.1 million increase in conference costs, as well as an increase in the allocation of company-wide overhead costs of $0.1 million

Gain on Sale of Service Line

During the three month period ended June 30, 2014, we completed the sale of our consulting services to utilities line of business, Utility Solutions Consulting, which we acquired in connection with our acquisition of Global Energy Partners, Inc. in January 2011. The total sales price was $4.8 million and we sold net assets with a carrying value of $0.7 million in connection with this sale.

In accordance with the agreement, we received $4.3 million at closing and $0.5 million is being held in escrow to cover general representations and warranties, as well as potential purchase price adjustment for fees that could have been earned related to contracts that were not assigned. The potential remaining purchase price adjustment for fees that could have been earned for contracts that were not assigned was $0.1 million as of September 30, 2014. We deferred recognition of this portion of the purchase price as we had deemed this amount to be contingent upon the assignment of these contracts. As a result, we recognized a gain from the sale of Utility Solutions Consulting totaling $3.4 million, net of direct transaction costs and other expenses totaling $0.3 million during the three month period ended June 30, 2014. During the three month period ended September 30, 2014, the remaining applicable contracts were assigned and we recognized $0.4 of the previously deferred gain resulting in a total recognized gain of $3.7 during the nine month period ended September 30, 2014. There are no further amounts that are expected to be earned or recognized under this transaction. The gain has been reflected as a separate component within income from operations. The corresponding discrete tax charge of $1.1 million, related to the increase in deferred tax liability that resulted from the increased book and tax basis difference in goodwill, was recorded as a component of our provision for income taxes during the nine month period ended September 30, 2014.

Gain on Sale of Assets

During the three month period ended June 30, 2014, we entered into an agreement with a third party C&I customer to sell our remaining two contractual demand response capacity resources related to an open market demand response program to that third party allowing the third party the ability to enroll directly with the applicable grid operator. Under the terms of the agreement, we agreed to sell each of these two demand response capacity resources with such sale and transfer being effective as of the date that each resource has been paid in full. The aggregate payment of $5.7 million was allocated between each demand response capacity resource based on each resource’s relative fair value as determined by the potential future cash flows from each resource with $2.2 million being allocated to the first demand response capacity resource and $3.5 million being allocated to the second demand response capacity resource. As a mechanism to pay the consideration due for the purchase of these demand response capacity resources, the third party agreed to allow us to withhold all payments that would be due and payable to this third party under its C&I contractual arrangements and in the event that the payments withheld through March 31, 2015 are not sufficient to cover the purchase price of these demand response capacity resources then the third party is required to pay the remaining amount in cash or otherwise would be in default under the agreement. Upon an event of default, we would retain ownership of any resource for which the full purchase price had not been paid, as well as, retain $0.5 million of fees received toward the purchase of that unpaid demand response capacity resource. The third party fully paid the purchase price for the first demand response capacity resource during the three month period ended June 30, 2014 and as a result, the sale of this resource was completed resulting in the recognition of a gain on the sale of this asset equal to the purchase price of $2.2 million. During the three and nine month periods ended September 30, 2014, we recognized $0.1 million and $0.2 million, respectively, of these fees which are recorded in other (expense) income, net in the accompanying consolidated statements of income. As of September 30, 2014, the third party had not made sufficient payments related to the second demand capacity resource and therefore, the sale of this resource has not yet been completed and is not expected to be completed until 2015.

Interest Expense and Other (Expense) Income, Net

Interest expense for the three month period ended September 30, 2014 increased by $1.0 million or 237.7%, as compared to the same period in 2013 and interest expense for the nine month period ended September 30, 2014 increased by $1.4 million or 112.5% as compared to the same period in 2013. The increase in interest expense for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 was principally due to interest expense recorded on our Notes, which represented $1.0 million and $1.0 million of total interest expense for the three and nine month periods ended September 30, 2014, respectively. During the three month period ended September 30, 2014, the cash and non-cash portion of interest expense was $0.9 million and $0.6 million, respectively. During the nine month period ended September 30, 2014, the cash and non-cash portion of interest expense was $1.7 million and $0.9 million, respectively. During the three month period ended September 30, 2013, the cash and non-cash portion of interest expense were $0.4 million and $0.1 million, respectively. During the nine month period ended September 30, 2013, the cash and non-cash portion of interest expense were $1.0 million and $0.2 million, respectively.

Other (expense) income, net for the three month period ended September 30, 2014 was ($2.2) million compared to $0.2 million for the three month period ended September 30, 2013. Other (expense) income, net for the nine month period ended September 30, 2014 was ($1.3) million compared to ($0.9) million for the nine month period ended September 30, 2013. Other (expense) income, net was comprised primarily of net foreign currency (losses) gains due to fluctuations in the Australian dollar, British Pound and Euro and a nominal amount of other income. Foreign currency exchange (losses) gains resulted primarily from foreign denominated intercompany receivables that we hold from one of our Australian subsidiaries which mainly resulted from funding provided to complete the acquisition of Energy Response Holdings Pty Ltd (Energy Response) and fluctuations in the Australian dollar exchange rate, in addition to U.S. dollar denominated intercompany payables to us from one of our German subsidiaries and one of our UK subsidiaries which mainly resulted from funding provided to complete the acquisitions of Entelios and Entech, respectively. During the three and nine month periods ended September 30, 2014, $0.1 million ($0.2 Australian) and $6.4 million ($6.9 Australian), respectively, of the intercompany receivable from our Australian subsidiary was settled resulting in a realized loss of $0.7 million during the nine month period ended September 30, 2014. There were no other material realized losses during the three and month periods ended September 30, 2014. During the three and nine month periods ended September 30, 2013, $0.3 million ($0.4 Australian) and $12.1 million ($11.8 Australian), respectively, of the intercompany receivable from our Australian subsidiary was settled resulting in a realized loss of $0.1 million and $0.4 million, respectively. During the three and nine month periods ended September 30, 2014 and 2013, there were no other material realized gains (losses) incurred related to transactions denominated in foreign currencies. We currently do not hedge any of our foreign currency transactions.

Income Taxes

For the three and nine month periods ended September 30, 2014, we recorded a $12.1 million and $12.0 million provision for income taxes, respectively. The tax provision consists of a tax expense on our foreign income, a U.S. tax expense related to state income taxes where no net operation losses are available, and a U.S. tax expense related to tax deductible goodwill that generates a deferred tax liability that cannot be used as a source of income against which deferred tax assets may be realized. The provision for income taxes for the nine month period ended September 30, 2014 includes a $1.1 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Entech acquisition during the three month period ended June 30, 2014 and a $1.1 million provision for deferred income taxes in connection with the sale of Utility Solutions Consulting during the three month period ended June 30, 2014. During the nine month period ended September 30, 2014, due to limitations on the use of net operating losses in certain states, we utilized income tax deductions related to the exercise of stock options and vesting of shares of restricted stock and recorded a benefit of $0.2 million directly to additional paid-in capital.

We expect to record a benefit from income taxes during the three month period ending December 31, 2014, resulting in a fiscal year income tax provision of approximately $5.8 million.

Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. We are able to reliably estimate the annual effective tax rate in all jurisdictions in which we operate. As a result, we have provided a $12.0 million worldwide tax expense for the nine month period ended September 30, 2014.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of September 30, 2014, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have provided a valuation allowance on certain of our deferred tax assets.

For the three and nine month periods ended September 30, 2013, we recorded an income tax provision of $5.3 million and $5.8 million, respectively, based on the estimated foreign taxes resulting from guaranteed profits allocable to our foreign subsidiaries, which were determined to be limited-risk service providers acting on behalf of the U.S. parent for tax purposes, for which there were no tax net operating loss carryforwards, and amortization of tax deductible goodwill, which generated a deferred tax liability that could not be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

Liquidity and Capital Resources

Overview

We have generated significant cumulative losses since inception. As of September 30, 2014, we had an accumulated deficit of $42.5 million. As of September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $246.2 million, an increase of $97.0 million from our December 31, 2013 balance of $149.2 million principally driven by the $155.3 million net proceeds from our Notes offering, and amounts available under the 2014 credit facility. At September 30, 2014 and December 31, 2013, our excess cash was primarily invested in money market funds.

We believe our existing cash and cash equivalents at September 30, 2014, amounts available under the 2014 credit facility and our anticipated net cash flows from operating activities will be sufficient to meet our anticipated cash needs, including investing activities, for at least the next 12 months. Our future working capital requirements will depend on many factors, including, without limitation, the rate at which we sell our EIS and related solutions to customers and the increasing rate at which letters of credit or security deposits are required by electric power grid operators and utilities, the introduction and market acceptance of new EIS and related solutions, the expansion of our sales and marketing and research and development activities, and the geographic expansion of our business operations. To the extent that our cash and cash equivalents, amounts available under the 2014 credit facility and our anticipated cash flows from operating activities are insufficient to fund our future activities or planned future acquisitions, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing stockholders. In the event we require additional cash resources we may not be able to obtain bank credit arrangements or complete any equity or debt financing on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$29,712	$33,459
Cash flows used in investing activities	(53,460)	(33,803)
Cash flows provided by (used in) financing activities	121,105	(2,632)
Effects of exchange rate changes on cash	(331)	(835)

Net change in cash and cash equivalents	$97,026	$(3,811)

Cash Flows Provided by Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the nine month period ended September 30, 2014 was $29.7 million and consisted of net income of $38.8 million and $45.5 million of non-cash items, offset by gains of $5.9 million on the sales of service line and assets, which are included as a component of net income but represent investing activities and $48.7 million of net cash used in working capital and other activities. The non-cash items consisted primarily of depreciation and amortization, stock-based compensation charges, equipment charges, unrealized foreign exchange transaction losses, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted of an increase of $20.0 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, an increase of $89.8 million in unbilled revenues, most of which related to the PJM demand response market, an increase in prepaid expenses and other assets of $1.3 million, a decrease in other noncurrent liabilities of $0.5 million and a decrease of $6.7 million in deferred revenue primarily related to the Western Australia demand response program. These amounts were offset by cash provided by working capital and other activities consisting of a decrease in capitalized incremental direct customer contract costs of $2.9 million, an increase of $49.7 million in accrued capacity payments, an increase of $1.5 million in accrued payroll and related expenses, and an increase of $15.5 million in accounts payable, accrued performance adjustments and accrued expenses primarily due to the timing of payments.

Cash provided by operating activities for the nine month period ended September 30, 2013 was $33.5 million and consisted of net income of $42.0 million and $36.6 million of non-cash items, offset by $45.1 million of net cash used in working capital and other activities. The noncash items consisted primarily of depreciation and amortization, stock-based compensation charges, impairment charges of property and equipment, unrealized foreign exchange transaction losses due to the strengthening of the U.S. dollar and deferred taxes. Cash used in working capital and other activities consisted of an increase of $26.6 million in accounts receivable due to the timing of cash receipts under the demand response programs in which we participate, an increase of $73.3 million in unbilled revenues, most of which related to the PJM demand response market, an increase of $2.9 million in prepaid expenses and other assets, a decrease of $6.7 million in deferred revenue and a decrease in accrued payroll and related expenses of $1.1 million. These amounts were offset by cash provided by working capital and other activities consisting of a decrease in capitalized incremental direct customer contract costs of $8.4 million, an increase of $6.9 million in other noncurrent liabilities primarily due to deferred rent associated with our new corporate headquarters, an increase in accrued capacity payments of $47.9 million and an increase in accounts payable, accrued performance adjustments and accrued expenses of $2.3 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was $53.5 million for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2014, we made payments, net of cash acquired, of $3.9 million, $20.2 million, $12.0 million and $0.3 million for the acquisitions of Activation, Entelios, Entech, and another immaterial acquisition of a foreign entity, respectively. In addition, during the nine month period ended September 30, 2014, we made payments of $2.5 million to acquire investments and a payment of $0.4 million for the acquisition of a customer contract. Also, during the nine month period ended September 30, 2014, our restricted cash and deposits increased by $1.4 million due to an increase in deposits principally related to the financial assurance requirements for the demand response programs in which we participate. We made $19.3 million of capital expenditures, primarily related to software additions, including capitalized software development costs, to further expand the functionality of our software and solutions, as well as, demand response equipment expenditures due to an increase in our installed customer base. We have also made capital expenditures for office equipment, furniture and fixtures, and leasehold improvements associated with leasing new office space. Cash used in investing activities for the nine month period ended September 30, 2014 was partially offset by cash provided from investing activities of $4.3 million and $2.2 million related to our sale of a service line and our sale of assets, respectively.

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

Cash Flows Provided by (Used In) Financing Activities

Cash provided by financing activities was $121.1 million for the nine month period ended September 30, 2014 and consisted primarily of the net proceeds from the sale and issuance of our Notes in August 2014 totaling $155.3 million, less $30.0 million of the net proceeds which was used to repurchase shares of our common stock. We realized $1.5 million of cash from the exercise of stock options, recognized an excess tax benefit related to exercise of options, restricted stock and restricted stock units of $0.2 million and made payments of approximately $5.9 million for employee restricted stock minimum tax withholdings.

Cash used in financing activities was $2.6 million for the nine month period ended September 30, 2013 and consisted primarily of payments made totaling $5.0 million to repurchase shares of our common stock on the open market, partially offset by proceeds of $1.4 million that we received from exercises of options to purchase shares of our common stock.

Borrowings and Credit Arrangements

Convertible Notes

On August 12, 2014, we entered into a Purchase Agreement with Morgan Stanley & Co. LLC, acting on behalf of itself and the several initial purchasers named in Schedule I thereto, relating to the sale of $160.0 million aggregate principal amount of 2.25% convertible senior notes due 2019, or the Notes, in an offering exempt from registration under the Securities Act of 1933, as amended, or the Offering.

On August 18, 2014, the Offering closed and we issued the Notes. The net proceeds from the Offering were $155.3 million after deducting the initial purchasers’ discounts of $4.0 million and estimated offering expenses of approximately $0.7 million payable by us. We used $30.0 million of the net proceeds of the offering to repurchase 1,514,552 shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through Morgan Stanley & Co. LLC, as our agent, at a purchase price of $19.79 per share, which was the closing price of the common stock on The NASDAQ Global Select Market on August 12, 2014. We intend to use the remaining net proceeds from the Offering for working capital, additional repurchases of our common stock, and other general corporate purposes, which may include the expansion of our current business through acquisitions of, or investments in, other businesses, products, product rights or technologies.

The Notes are senior unsecured obligations and rank equally with all of our future senior unsecured debt and prior to all future subordinated debt. The Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries. Interest on the Notes will be payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 2.25% per year. The Notes will mature on August 15, 2019 unless earlier converted or repurchased.

The Notes were issued pursuant to an indenture, dated as of August 18, 2014, or the Indenture, between us and Wells Fargo Bank, National Association, as trustee. The Notes are convertible at an initial conversion rate of 36.0933 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $27.71 per share of common stock). Initially, upon conversion, we will deliver for each $1,000 principal amount of converted Notes a number of shares of common stock equal to the conversion rate. However, if we receive stockholder approval, we will settle conversions of Notes by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election. The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. Following the occurrence of certain events, we will increase the conversion rate for a holder who elects to convert their Notes in connection with such certain events.

Prior to February 15, 2019, holders may convert all or any portion of their Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2019 holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. We may not redeem the Notes prior to maturity and no sinking fund is provided for the Notes.

If certain events occur prior to maturity, holders may require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The Notes include customary terms and covenants, including certain events of default after which the Notes may be declared or become due and payable immediately.

ASC 470, Debt, applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting guidance must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature recorded within additional paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. We have concluded that this guidance applies to the Notes and accordingly, we are required to account for the liability and equity components of our Notes separately to reflect its nonconvertible debt borrowing rate. We estimate the fair value of our Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $137.4 million was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included our estimated nonconvertible debt borrowing rate as of August 18, 2014 (the date the Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 6.14% was estimated by comparing debt issuances with similar features of our debt excluding the conversion feature from companies with similar credit ratings during the same annual period as us.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $22.6 million has been allocated to the conversion feature (“equity component”) and recorded as an increase to additional paid-in capital with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a five-year period ending August 15, 2019 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative percentages. The applicable transaction costs allocated to the liability and equity components were $4.1 million and $0.7 million, respectively. The transaction costs allocated to the liability represent debt issuance costs and are recorded as an asset in the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2014, $0.7 million and $3.3 million are recorded in prepaid expense and other current assets and deposits and other assets, respectively, in the Company’s unaudited condensed consolidated balance sheet.

Interest expense under the Notes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amortization of debt discount	$0.5	—	$0.5	—
Amortization of deferred financing costs	0.1	—	0.1	—

Non-cash interest expense	0.6	—	0.6	—
2.25% accrued interest	0.4	—	0.4	—

	$1.0	—	$1.0	—

Based on our evaluation of the Notes in accordance with ASC 815, Derivatives and Hedging, Subsection 40, Contracts in Entity’s Own Equity, we determined that the Notes contain a single embedded derivative, comprising both the contingent interest feature related to timely filing failure, requiring bifurcation as the features are not clearly and closely related to the host instrument. We have determined that the value of this embedded derivative was nominal as of the date of issuance and as of September 30, 2014

Credit Agreement

On August 11, 2014, we terminated the 2013 credit facility. There were no outstanding borrowings under the 2013 credit facility as of the date of termination. We did not incur any termination penalties in connection with this termination, however, as a result of this termination we expensed to interest expense the remaining unamortized deferred financing costs from our 2013 credit facility during the three month period ended September 30, 2014 totaling $0.4 million.

On August 11, 2014, we entered into the 2014 credit facility. Subject to continued covenant compliance and borrowing base requirements, the 2014 credit facility provides for an one-year revolving line of credit in the aggregate amount of $30.0 million, the full amount of which may be available for issuances of letters of credit. The interest on revolving loans under the 2014 credit facility will accrue, at our election, at either (i) the LIBOR (determined based on the per annum rate of interest at which deposits in United States Dollars are offered to SVB in the London interbank market) plus 2.00%, or (ii) the “prime rate” as quoted in the Wall Street Journal with respect to the relevant interest period plus 1.00%. The revolving loans also bear a fee of 0.25% applied to the unused portion of the revolving loans and the fee is payable quarterly. The letter of credit fee charged under the 2014 Loan Agreement is 1.50% per annum on the face amount of any letters of credit, plus customary fronting fees. The 2014 credit facility terminates and all amounts outstanding thereunder are due and payable in full on August 11, 2015.

The obligations under the 2014 credit facility and any related bank services provided by SVB will be guaranteed by several of our domestic subsidiaries and are secured by substantially all of our and several of our domestic subsidiaries’ domestic assets, other than intellectual property and other customarily excluded collateral.

The 2014 credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our and our subsidiaries ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on our capital stock (other than certain permitted distributions set forth therein), consolidate or merge with other entities, or suffer a change in control. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining minimum unrestricted cash and a minimum specified ratio of current assets to current liabilities.

The 2014 credit facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. Upon an event of default under the 2014 credit facility, SVB will have the right to accelerate our obligations under the 2014 credit facility and require us to cash collateralize any outstanding letters of credit. In addition, upon an event of default relating to certain insolvency events involving us and our subsidiaries, the obligations under the 2014 credit facility will be automatically accelerated. In the event of a termination or an event of default, we may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.

As of September 30, 2014, we were in compliance with all of our covenants under the 2014 credit facility. We believe that it is reasonably assured that we will comply with the covenants of the 2014 credit facility for the foreseeable future.

As of September 30, 2014, we had no borrowings, but had outstanding letters of credit totaling $13.4 million under the 2014 credit facility, compared to outstanding letters of credit totaling $49.2 million under the 2013 credit facility as of December 31, 2013. The decrease in the amount of outstanding letters of credit from December 31, 2013 to September 30, 2014 is primarily the result of a reduction in the collateral requirements for demand response arrangements and obligations. As of September 30, 2014, we had $16.6 million available under the 2014 credit facility for future borrowings or issuances of additional letters of credit. Subsequent to September 30, 2014, the outstanding letters of credit have increased as a result of the issuance of additional letters of credit related to collateral requirements for new demand response arrangements totaling $5.1 million.

Contingent Earn-Out Payments

As discussed in Note 2 to our unaudited condensed consolidated financial statements contained herein, in connection with our acquisitions of Entelios, Activation and another immaterial acquisition, we may be obligated to pay additional contingent purchase price consideration related to earn-out payments.

The earn-out payment for Entelios, if any, will be based on the achievement of certain minimum defined profit metrics for the years ending December 31, 2014 and 2015, respectively. Of the $2.0 million (1.5 million Euros) maximum earn-out payment, up to $0.8 million (0.6 million Euros) and $1.2 million (0.9 million Euros) relate to the achievement of the defined profit metrics for the years ending December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. We determined that the initial fair value of the earn-out payment as of the acquisition date was $0.1 million. We recorded our estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was determined utilizing a Monte Carlo simulation and was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. Any changes in fair value will be recorded in our consolidated statements of income. As of September 30, 2014, there were no changes in the probability of the earn-out payment. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value is recorded to cost of revenues in our accompanying unaudited condensed consolidated statements of income. During the three month and nine month periods ended September 30, 2014, the change in fair value that resulted from the accretion of the time value of money discount was not material. At September 30, 2014, the liability was recorded at $0.1 million after adjusting for changes in exchange rates.

The earn-out payment for Activation, if any, will be based on the achievement of certain minimum defined MW enrollment, as well as, profit metrics for the years ending December 31, 2014 and 2015, respectively. Of the $1.4 million (1.0 million Euros) maximum earn-out payment, up to $0.4 million (0.3 million Euros) and $1.0 million (0.7 million Euros) relate to the achievement of the defined profit metrics for the years ending December 31, 2014 and 2015, respectively. If the minimum defined profit metrics are not achieved, there will be no partial payment, however, the amount of the earn-out payment can vary based on the amount that profits exceed the minimum defined profit metrics. We determined that the initial fair value of the earn-out payment as of the acquisition date was $0.3 million. We recorded our estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. This fair value measurement was determined utilizing a Monte Carlo simulation and was based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820. Any changes in fair value will be recorded in our consolidated statements of income. During the three month period ended September 30, 2014, we concluded based on the operating results through September 30, 2014 that there was an increase in the probability of achievement of the earn-out payment related to the year ending December 31, 2014. As a result, we determined that the fair value of this earn-out payment had increased utilizing a Monte Carlo simulation and based on significant inputs not observable in the market and therefore, represented a Level 3 measurement as defined in ASC 820, resulting an additional expense to cost of revenues in our unaudited condensed consolidated statements of income during the three month period ended September 30, 2014 of $0.1 million (0.1 million Euros). This amount represents the cumulative catch up of accretion expense for the portion of the earn-out period that had lapsed through September 30, 2014. This liability has been discounted to reflect the time value of money and therefore, as the milestone date approaches, the fair value of this liability will increase. During the three and nine month periods ended September 30, 2014, the change in fair value due to the accretion of the time value of money discount was not material. At September 30, 2014, the liability was recorded at $0.5 million after adjusting for changes in exchange rates.

In connection with our acquisition of a foreign entity in April 2014, we may be obligated to pay additional contingent purchase price consideration related to certain earn-out amounts up to a maximum of $1.8 million. The earn-out payments, if any, will be based on the achievement of certain defined market legislation and certain operational metrics. Up to $1.5 million of the earn-out payments are also only payable to those stockholders of the acquired entity who are employees as of the time of achievement. Therefore, we have concluded that these earn-out payments should be accounted for as compensation arrangements and not a component of purchase price and we will evaluate the probability of achievement and record expense ratably over the applicable estimated service period as compensation expense for the amount, if any, deemed probable of achievement. The remaining earn-out payment of $0.3 million was achieved and paid during the three month period ended June 30, 2014.

Capital Spending

We have made capital expenditures of approximately $6.6 million related to software additions during the nine month period ended September 30, 2014, including capitalized software development costs, to further expand the functionality of our software and solutions, as well as, increased demand response equipment related to an increased installed base. We have also made capital expenditures for office equipment, furniture and fixtures, and leasehold improvements associated with leasing new office space during the nine month period ended September 30, 2014. Our capital expenditures totaled $19.2 million and $32.9 million during the nine month periods ended September 30, 2014 and 2013, respectively. We expect capital expenditures to decrease for fiscal 2014 as compared to fiscal 2013 due to the capital expenditures we incurred in 2013 to build-out and furnish our new corporate headquarters.

Contractual Obligations

As of the date of this filing, the contractual obligations disclosure contained in our 2013 Form 10-K has not materially changed except as disclosed above related to contingent earn-out payments and as disclosed below:

In March 2014, we entered into a lease for our California operations. The lease term is through September 2019 and the lease contains both a rent holiday period and escalating rental payments over the lease term. The lease requires payments for additional expenses such as taxes, maintenance, and utilities and contains a fair value renewal option. The lease commenced on April 1, 2014. In addition, in connection with the acquisitions we completed during the nine month period ended September 30, 2014, we acquired certain facility operating lease arrangements which were all considered to contain current market terms and rates. These leases have terms that range from one to ten years and expire through March 2020. Certain of the leases require payments for additional expenses such as taxes, maintenance, and utilities and contain fair value renewal options. There were no ongoing rent holidays or escalating rent payments over the remaining lease terms as of the dates of acquisition.

On October 9, 2014, we entered into an amendment to the lease for our principal executive offices, or the July 5, 2012 Lease, to lease additional space. Our lease for this additional space will commence on or about January 1, 2015, which is the date on which we have the right to control access and physical use of the leased space, and will be subject to the terms and conditions of the July 5, 2012 Lease. The lease term for the additional space shall coincide with the term for the July 5, 2012 Lease and expire on July 31, 2020 unless earlier terminated or further extended as provided in the July 5, 2012 Lease. The lease amendment contains both a rent holiday, under which lease payments do not commence until June 2015, and escalating rental payments.

Information regarding our significant contractual obligations is set forth in the following table and includes the operating lease arrangement described above. Payments due by period have been presented based on payments due subsequent to September 30, 2014, including payments due under the October 2014 operating lease arrangement discussed above. For example, the payments due in less than one year represent contractual obligations that will be settled by September 30, 2015.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year		1 - 3 Years		3 - 5 Years	More than 5 Years
Convertible debt obligations	$160,000	$		$		$160,000	$
Interest on convertible debt obligations	17,890		3,560		7,320	7,010

Operating lease obligations (not reduced by sublease rentals of $161)	43,000		7,286		15,505	15,420		4,789

Total	$220,890		$10,846		$22,825	$182,430		$4,789

In connection with our acquisition of a foreign entity in April 2014, $0.3 million has been retained by us as deferred purchase price consideration to cover general business representations and warranties. This amount will be paid in October 2015.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2014, we had outstanding letters of credit totaling $13.4 million under the 2014 credit facility. For information on these commitments and contingent obligations, see “Liquidity and Capital Resources – Credit Facility Borrowings” above and Notes 9 and 10 to our unaudited condensed consolidated financial statements contained herein.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in our 2013 Form 10-K. Except as disclosed herein, there have been no material changes to our critical accounting policies or estimates during the three and nine month periods ended September 30, 2014.

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

We maintain a reserve for customer adjustments and allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with company policy, we rely on historical data and known performance adjustments. These factors, and unanticipated changes in the economic and industry environment, could cause our reserve estimates to differ from actual results. We record a provision for estimated customer adjustments and allowances in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular program, analysis of credit memo data, historical customer adjustments, and other known factors. If the data we use to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. As of both September 30, 2014 and December 31, 2013, our revenue reserves were $0.5 million.

Revenues from grid operators and revenues from utilities principally represent demand response revenues. During the three month period ended September 30, 2014, revenues from grid operators and utilities were comprised of $318.6 million of demand response revenues and $1.0 million of EIS and related solutions revenues. During the three month period ended September 30, 2013, revenues from grid operators and utilities were comprised of $267.4 million of demand response revenues and $1.6 million of EIS and related solutions revenues. During the nine month period ended September 30, 2014, revenues from grid operators and utilities were comprised of $396.1 million of demand response revenues and $4.5 million of EIS and related solutions revenues. During the nine month period ended September 30, 2013, revenues from grid operators and utilities were comprised of $318.4 million of demand response revenues and $5.9 million of EIS and related solutions revenues.

All revenues from enterprise customers for the three and nine month periods ended September 30, 2014 and 2013 were derived from EIS and related solutions.

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

Commencing in fiscal 2012, all demand response capacity revenues related to our participation in the PJM open market program for its Limited demand response product are being recognized at the end of the four-month delivery period of June through September, or during the three month period ended September 30th of each year. Because the period during which we are required to perform (June through September) is shorter than the period over which payments are received under the program (June through May), a portion of the revenues that have been earned are recorded and accrued as unbilled revenue. Substantially all revenues related to the PJM open market program year ended September 30, 2013 were recognized during the three month period ended September 30, 2013 and as a result of the billing period not coinciding with the revenue recognition period, we had $64.6 million in unbilled revenues from PJM at December 31, 2013. Revenues related to the current PJM open market program year were recognized during the three month period ended September 30, 2014 and we had $155.1 million in unbilled revenues from PJM at September 30, 2014.

With respect to the PJM open market program, we commenced participation in a new service offering within this program on June 1, 2014. Under this new service delivery offering, which we refer to as the PJM Extended demand response program, the delivery period is from June through October and then May in the subsequent calendar year. The revenues and any associated penalties, if any, for underperformance related to participation in the PJM Extended demand response program are separate and distinct from our participation in other offerings within the PJM open market program. Under the PJM Extended demand response program, penalties incurred as a result of underperformance for a demand response event dispatched during the months of June through September and for a demand response test event are the same as the historical service offering in which we have participated, which we refer to as the PJM Limited demand response program. However, penalties incurred as a result of underperformance for an event dispatched during the month of October or the month of May are 1/52 multiplied by the number of the shortfall amount (committed capacity less actual delivered capacity) times the applicable capacity rate. Consistent with the PJM Limited demand response program, the fees could potentially be subject to adjustment or refund based on performance during the applicable performance period. The revenue will be recognized ratably over the delivery period if we can reliably estimate the amount of fees potentially subject to adjustment or refund as of the end of September, otherwise the revenues related to our participation in this program would be recognized at the end of the delivery period. For the PJM Extended demand response delivery period that commenced on June 1, 2014 and ends on May 31, 2015, the potential fees that could be earned are not material, however, for subsequent years beyond the delivery period ending on May 31, 2015, the potential fees from participation in the PJM Extended demand response program could be material.

Demand response capacity revenues related to our participation in the WA demand response program are potentially subject to refund and therefore, are deferred until a portion of such capacity revenues are reliably estimable which currently, occurs upon an emergency event dispatch or until the end of the program period on September 30th. Historically all capacity revenues have been recognized during the three month period ended September 30th as there have previously been no emergency event dispatches. During the three month period ended June 30, 2014, there was an emergency event dispatch in this open market program and as a result, a portion of the capacity revenues were fixed and no longer subject to adjustment resulting in the recognition of $4.3 million of capacity revenues and $2.0 million of related cost of revenues. As of September 30, 2014, we determined that the amount of fees potentially subject to adjustment or refund was reliably estimable beginning with the new program year in Western Australia commencing on October 1, 2014. Therefore, future revenues will be recognized ratably over the delivery period from October 1 to September 30.

Energy event revenues are recognized when earned. Energy event revenue is deemed to be substantive and represents the culmination of a separate earnings process and is recognized when the energy event is initiated by the electric power grid operator or utility customer and we have responded under the terms of the contract or open market program. During the three month periods ended September 30, 2014 and 2013, we recognized $1.4 million and $19.3 million, respectively, of energy event revenues. During the nine month periods ended September 30, 2014 and 2013, we recognized $26.1 million and $23.4 million, respectively, of energy event revenues.

In 2012, we decided to net settle a portion of our future contractual delivery obligations in a certain open market bidding program. As of September 30, 2014, we entered into transactions to net settle a significant portion of our future delivery obligations and these transactions have been approved by the customer. As a result, as long as the other criteria for revenue recognition are met, we recognize these fees from the net settlement transactions as revenues as they become due and payable with such fees being recorded as a component of our grid operator revenues. During the three and nine month periods ended September 30, 2014, we recognized revenues of $3.5 million and $11.3 million, respectively, related to these net settlement transactions.

We have evaluated the forward capacity programs in which we participate and have determined that our contractual obligations in these programs do not currently meet the definition of derivative contracts under ASC 815, Derivatives and Hedging.

EnerNOC Demand Manager Solution

Under our EnerNOC Demand Manager solution, we generally receive an ongoing fee for overall management of the utility demand response program based on enrolled capacity or enrolled C&I customers, which is not subject to adjustment based on performance during a demand response dispatch. We recognize revenues from these fees ratably over the applicable service delivery period commencing upon when the C&I customers have been enrolled and the contracted services have been delivered. In addition, under this offering, we may receive additional fees for program start-up, as well as, for C&I customer installations. We have determined that these fees do not have stand-alone value as such services do not have value without the ongoing services related to the overall management of the utility demand response program and therefore, we recognize these fees over the estimated customer relationship period, which is generally the greater of three years or the contract period, commencing upon the enrollment of the C&I customers and delivery of the contracted services. Through September 30, 2014, revenues from EnerNOC Demand Manager have not been material to our consolidated results of operations.

Enterprise EIS and Related Solutions

Our enterprise EIS and related solutions revenues generally represent ongoing software or service arrangements under which the revenues are recognized ratably over the service period commencing upon delivery of the contracted service with the customer. Under certain of our arrangements, a portion of the fees received may be subject to adjustment or refund based on the validation of the energy savings delivered after the implementation is complete. As a result, we defer the portion of the fees that are subject to adjustment or refund until such time as the right of adjustment or refund lapses, which is generally upon completion and validation of the implementation. In addition, under certain other of our arrangements, we sell proprietary equipment to C&I customers that is utilized to provide the ongoing services that we deliver. Currently, this equipment has been determined to not have stand-alone value. As a result, we defer revenues associated with the equipment and we begin recognizing such revenue ratably over the expected C&I customer relationship period (generally three years), once the C&I customer is receiving the ongoing services from us. In addition, we capitalize the associated direct and incremental costs, which primarily represent the equipment and third-party installation costs, and recognize such costs over the expected C&I customer relationship period.

We follow the provisions of ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements. We typically determine the selling price of our services based on vendor specific objective evidence, or VSOE. Consistent with our methodology under previous accounting guidance, we determine VSOE based on our normal pricing and discounting practices for the specific service when sold on a stand-alone basis. In determining VSOE, our policy is to require a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. We typically have had VSOE for our products and services.

In certain circumstances, we are not able to establish VSOE for all deliverables in a multiple element arrangement. This may be due to the infrequent occurrence of stand-alone sales for an element, a limited sales history for new services or pricing within a broader range than permissible by our policy to establish VSOE. In those circumstances, we proceed to the alternative levels in the hierarchy of determining selling price. Third Party Evidence, or TPE, of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers. We are typically not able to determine TPE and have not used this measure since we have been unable to reliably verify standalone prices of competitive solutions. Our best estimate of selling price, or ESP, is established in those instances where neither VSOE nor TPE are available, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. Use of ESP is limited to a very small portion of our services, principally certain other EIS software and related solutions.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 amends the definition of discontinued operations under ASC 205-20 to only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have early adopted this guidance as of January 1, 2014. The adoption of this guidance had no impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 provides guidance for revenue recognition and the standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. Therefore, ASU No 2015-09 will be effective for us beginning in the first quarter of fiscal year 2017, and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The method of adoption has not been determined yet by us. We are currently in the process of evaluating the impact of adoption of this ASU on our financial position and results of operations.

Additional Information

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures that exclude certain amounts, including non-GAAP net income attributable to EnerNOC, Inc., non-GAAP net income per share attributable to EnerNOC, Inc., adjusted EBITDA and free cash flow. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.

The GAAP measure most comparable to non-GAAP net income attributable to EnerNOC, Inc. is GAAP net income attributable to EnerNOC, Inc.; the GAAP measure most comparable to non-GAAP net income per share attributable to EnerNOC, Inc. is GAAP net income per share attributable to EnerNOC, Inc.; the GAAP measure most comparable to adjusted EBITDA is GAAP net income attributable to EnerNOC, Inc.; and the GAAP measure most comparable to free cash flow is cash flows provided by (used in) operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

Use and Economic Substance of Non-GAAP Financial Measures

Management uses these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. Management believes that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, management considers non-GAAP net income attributable to EnerNOC, Inc. to be an important indicator of the overall performance because it eliminates the material effects of events that are either not part of our core operations or are non-cash compensation expenses. In addition, management considers adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Moreover, management considers free cash flow to be an indicator of our operating trend and performance of our business.

The following is an explanation of the non-GAAP measures that we utilize, including the adjustments that management excluded as part of the non-GAAP measures for the three and nine month periods ended September 30, 2014 and 2013, respectively, as well as reasons for excluding these individual items:

•

Management defines non-GAAP net income attributable to EnerNOC, Inc. as net income attributable to EnerNOC, Inc. before expenses related to stock-based compensation and amortization expenses related to acquisition-related intangible assets, net of related tax effects. Non-GAAP net income attributable to EnerNOC, Inc. includes gains or losses resulting from either the sale of certain assets or disposals of components of an entity that do not represent a strategic shift that has (or would be expected to have) a major effect on an entity’s operations and financial results, net of any related tax effects, or that represents potential ongoing operational trends or are not material. When evaluating the materiality of a gain (or loss) on the sale of assets, management evaluates such gain (or loss) in the context of the Company’s estimated full year financial results, and considers the judgment of a reasonable person relying on the evaluation and whether or not such judgment would have been changed or influenced by the inclusion or exclusion of the gain (or loss).

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

Material Limitations Associated with the Use of Non-GAAP Financial Measures

Non-GAAP net income attributable to EnerNOC, Inc., non-GAAP net income per share attributable to EnerNOC, Inc., adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to the financial information presented in accordance with GAAP and should not be considered measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies.

Non-GAAP Net Income attributable to EnerNOC, Inc. and Non-GAAP Net Income per Share attributable to EnerNOC, Inc.

Net income attributable to EnerNOC, Inc. for the three month period ended September 30, 2014 was $96.7 million, or $3.48 per basic share and $3.11 per diluted share, compared to a net income attributable to EnerNOC, Inc. of $106.9 million, or $3.83 per basic share and $3.70 per diluted share, for the three month period ended September 30, 2013. Net income attributable to EnerNOC, Inc. for the nine month period ended September 30, 2014 was $38.9 million, or $1.38 per basic share and $1.33 per diluted share, compared to a net income attributable to EnerNOC, Inc. of $42.0 million, or $1.52 per basic share and $1.47 per diluted share, for the nine month period ended September 30, 2013. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net income attributable to EnerNOC, Inc. for the three month period ended September 30, 2014 was $103.2 million, or $3.72 per basic share and $3.32 per diluted share, compared to a non-GAAP net income attributable to EnerNOC, Inc. of $112.4 million, or $4.03 per basic share and $3.90 per diluted share, for the three month period ended September 30, 2013. Excluding stock-based compensation charges and amortization expense related to acquisition-related assets, net of tax effects, non-GAAP net income attributable to EnerNOC, Inc. for the nine month period ended September 30, 2014 was $57.8 million, or $2.05 per basic share and $1.95 per diluted share, compared to a non-GAAP net income attributable to EnerNOC, Inc. of $59.1 million, or $2.13 per basic share and $2.06 per diluted share, for the nine month period ended September 30, 2013. The reconciliation of GAAP net income attributable to EnerNOC, Inc. to non-GAAP net income attributable to EnerNOC, Inc. is set forth below:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except share and per share data)

GAAP net income attributable to EnerNOC, Inc.	$96,673	$106,857
ADD: Stock-based compensation (1)	4,135	3,821
ADD: Amortization expense of acquired intangible assets (1)	2,391	1,703

Non-GAAP net income attributable to EnerNOC, Inc.	$103,199	$112,381

GAAP net income per basic share attributable to EnerNOC, Inc.	$3.48	$3.83
ADD: Stock-based compensation (1)	0.14	0.14
ADD: Amortization expense of acquired intangible assets (1)	0.09	0.06

Non-GAAP net income per basic share attributable to EnerNOC, Inc.	$3.71	$4.03

GAAP net income per diluted share attributable to EnerNOC, Inc. (2)	$3.11	$3.70
ADD: Stock-based compensation (1)	0.12	0.14
ADD: Amortization expense of acquired intangible assets (1)	0.08	0.06

Non-GAAP net income per diluted share attributable to EnerNOC, Inc.	$3.31	$3.90

Weighted average number of common shares outstanding
Basic	27,795,154	27,920,409

Diluted	31,434,164	28,843,010

	Nine Months Ended September 30,
	2014	2013
	(In thousands, except share and per share data)

GAAP net income attributable to EnerNOC, Inc.	$38,875	$41,969
ADD: Stock-based compensation (1)	12,161	11,832
ADD: Amortization expense of acquired intangible assets (1)	6,753	5,260

Non-GAAP net income attributable to EnerNOC, Inc.	$57,789	$59,061

GAAP net income per basic share attributable to EnerNOC, Inc.	$1.38	$1.52
ADD: Stock-based compensation (1)	0.44	0.42
ADD: Amortization expense of acquired intangible assets (1)	0.24	0.19

Non-GAAP net income per basic share attributable to EnerNOC, Inc.	$2.06	$2.13

GAAP net income per diluted share attributable to EnerNOC, Inc. (2)	$1.33	$1.47
ADD: Stock-based compensation (1)	0.40	0.41
ADD: Amortization expense of acquired intangible assets (1)	0.22	0.18

Non-GAAP net income per diluted share attributable to EnerNOC, Inc.	$1.95	$2.06

Weighted average number of common shares outstanding
Basic	28,075,291	27,693,054

Diluted	30,074,187	28,616,552

(1)	The non-GAAP adjustments would have no impact on the provision for income taxes recorded for the three or nine month periods ended September 30, 2014 or 2013, respectively.
(2)	The numerator for this computation includes GAAP net income attributable to EnerNOC, Inc. plus interest expense related to convertible notes of $980 for the three month and nine month periods ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA was $125.2 million and $123.2 million for the three month periods ended September 30, 2014 and 2013, respectively. Adjusted EBITDA was $90.4 million and $82.3 million for the nine month periods ended September 30, 2014 and 2013, respectively.

The reconciliation of net income to adjusted EBITDA is set forth below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013
Net income attributable to EnerNOC, Inc.	$96,673		$106,857	$38,875		$41,969
Add back:
Depreciation and amortization	7,960		7,055	23,167		20,616
Stock-based compensation expense	4,135		3,821	12,161		11,832
Direct and incremental expenses related to acquisitions or divestitures	197		—	1,556		—
Other (income) expense	2,224		(233)	1,276		884
Interest expense	1,523		451	2,576		1,212
Provision from income tax	12,441	(1)	5,284	10,830	(2)	5,828

Adjusted EBITDA	$125,153		$123,235	$90,441		$82,341

(1)	Excludes discrete tax benefit of ($330) recorded during the three month period ended September 30, 2014 related to the sale of the USC business component.
(2)	Excludes discrete tax provision of $1,120 recorded during the nine month period ended September 30, 2014 related to the sale of the USC business component.

Free Cash Flow

Cash flows provided by operating activities were $24.0 million and $29.7 million for the three and nine month periods ended September 30, 2014, respectively. Cash flows provided by operating activities were $21.3 million and $33.5 million for the three and nine month periods ended September 30, 2013, respectively. We had positive free cash flow of $17.3 million for the three month period ended September 30, 2014 compared to $15.6 million for the three month period ended September 30, 2013. We had positive free cash flow of $10.5 million and $0.5 million for the nine month periods ended September 30, 2014 and 2013, respectively. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$23,986	$21,295	$29,712	$33,459
Subtract:
Purchases of property and equipment	(6,662)	(5,739)	(19,248)	(32,925)

Free cash flow	$17,324	$15,556	$10,464	$534

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed herein, there have been no material changes during the three or nine month periods ended September 30, 2014 in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Foreign Currency Exchange Risk

Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

A substantial majority of our foreign expense and sales activities are transacted in local currencies, including Australian dollars, Brazilian real, British pounds, Canadian dollars, Euros, Indian rupee, Japanese yen and New Zealand dollars. In addition, our foreign sales are denominated in local currencies. Fluctuations in the foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits in a foreign currency. During the three and nine month periods ended September 30, 2014, approximately 17% and 19%, respectively, of our consolidated sales were generated outside the United States, and we anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales for fiscal 2014 and will continue to grow in subsequent fiscal years.

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

During the three month periods ended September 30, 2014 and 2013, we incurred net foreign exchange (losses) gains totaling ($2.5) million and $0.2 million, respectively. During the nine month periods ended September 30, 2014 and 2013, we incurred net foreign exchange gains (losses) totaling ($1.8) million and ($1.2) million, respectively. During the three month periods ended September 30, 2014 and 2013, we realized losses of ($0.1) million and ($0.1) million, respectively, related to transactions denominated in foreign currencies. During the nine month periods ended September 30, 2014 and 2013, we realized losses of ($0.7) million and ($0.4) million, respectively, related to transactions denominated in foreign currencies. As of September 30, 2014, we had an intercompany receivable from our Australian subsidiary that is denominated in Australian dollars and not deemed to be of a “long-term investment” nature totaling $9.5 million at September 30, 2014 exchange rates ($10.8 million Australian). In addition, two of our German subsidiaries each have an intercompany payable to us that are denominated in U.S. dollars and not deemed to be of a “long-term investment” nature totaling $21.1 million at September 30, 2014; and two of our UK subsidiaries each have an intercompany payable to us that are denominated in U.S. dollars and not deemed to be of a “long-term investment” nature totaling $4.5 million at September 30, 2014.

A hypothetical 10% increase or decrease in foreign currencies in which we transact would not have a material adverse effect on our financial condition or results of operations with the exception of the impact on the unrealized gain (loss) on our intercompany receivables and payables discussed above. A hypothetical 10% increase or decrease in the foreign currencies related to these intercompany payables and receivables would result in an incremental $4.0 million gain or loss.

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

Interest Rate Risk

We incur interest expense on borrowings outstanding under our Notes and 2014 credit facility. The Notes have fixed interest rates. Borrowings under our 2014 credit facility bear interest at a rate per annum, at our option, initially. The interest on revolving loans under the 2014 credit facility will accrue, at our election, at either (i) the LIBOR (determined based on the per annum rate of interest at which deposits in United States Dollars are offered to SVB in the London interbank market) plus 2.00%, or (ii) the “prime rate” as quoted in the Wall Street Journal with respect to the relevant interest period plus 1.00%.

As of September 30, 2014, there was no aggregate principal amount outstanding under the 2014 credit facility.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

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

On June 27, 2014, the parties engaged in mediation and reached agreement in principle on the terms of a potential settlement. Pursuant to the settlement, defendant members of our Board of Directors would cause the Company’s insurer to make a cash payment of $0.5 million to the Company, and cause the Company to undertake certain reforms in connection with equity granting practices. However, the settlement remains subject to numerous contingencies, including court approval. The Court has scheduled a fairness hearing for December 15, 2014. Additionally, we believe that the Defendants have substantial legal and factual defenses to the claims in the complaint, and intend to pursue these defenses vigorously. There can be no assurance, however, that such efforts will be successful. However, as a result of this agreement in principle on the terms of a potential settlement, we have determined that it is probable that we will incur a loss related to this matter principally related to the remaining amount of our insurance deductible, which was not material and has been accrued for as of September 30, 2014. With respect to the $0.5 million payment to EnerNOC that would result under the terms of this settlement, this amount represents a contingent gain and will be recorded as other income, if and when, the amount is realized. In addition, regardless of the outcome of this matter, the matter may divert financial and management resources and result in general business disruption, including that we may suffer from adverse publicity that could harm our reputation and negatively impact our stock price.

On November 6, 2014, a class action lawsuit was filed in the Delaware Court of Chancery against us, World Energy Solutions, Inc., or World Energy, Wolf Merger Sub Corporation, and members of the board of directors of World Energy arising out of the merger between us and World Energy. The lawsuit generally alleges that the members of the board of directors of World Energy breached their fiduciary duties to World Energy’s stockholders by entering into the merger agreement because they, among other things, failed to maximize stockholder value and agreed to preclusive deal-protection terms. The lawsuit also alleges that we and World Energy aided and abetted the board of directors of World Energy in breaching their fiduciary duties. The plaintiff seeks to stop or delay the acquisition of World Energy by us, or rescission of the merger in the event it is consummated, and seeks monetary damages in an unspecified amount to be determined at trial. We believe the allegations in this lawsuit are without merit and we intend to defend against them vigorously.

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

During the years ended December 31, 2013, 2012 and 2011, revenues generated from open market sales to PJM, an electric power grid operator customer, accounted for 45%, 40% and 53%, respectively, of our total revenues. During the nine month period ended September 30, 2014, revenues generated from open market sales to PJM accounted for 58% of our total revenues. The modification or termination of our sales relationship with PJM, or the modification or termination of any of PJM’s open market programs in which we participate, including increases to the operational requirements related to the provision of demand response, modifications to the cost, quantity and clearing mechanics related to our participation in capacity auctions or other limitations on our ability to effectively manage our portfolio of demand response capacity, could significantly reduce our future revenues and profit margins and have a material adverse effect on our results of operations and financial condition. For example, the introduction in the PJM market of the limited, extended and annual demand response products beginning in the 2014/2015 delivery year could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program and have a material adverse effect on our results of operations and financial condition.

If we fail to obtain favorable prices in the open market programs in which we currently participate or choose to participate in the future, specifically in the PJM market, our revenues, gross profits and profit margins will be negatively impacted.

In open market programs, electric power grid operators and utilities generally seek bids from companies such as ours to provide demand response capacity based on prices offered in competitive bidding. These prices may be subject to volatility due to certain market conditions or other events, and, as a result, the prices offered to us for this demand response capacity may be significantly lower than historical prices. To the extent we are subject to price reductions in certain of the markets in which we currently participate or choose to participate in the future, our revenues, gross profits and profit margins could be negatively impacted. In addition, we may alter our participation in both new markets and in markets in which we currently offer our EIS and related solutions, including by determining not to participate in open market bids to provide demand response capacity. We also may be subject to reduced capacity prices or be unable to participate in certain open market programs for a period of time to the extent that our bidding strategy fails to produce favorable results. In addition, adverse changes in the general economic and market conditions in the regions in which we provide demand response capacity may result in a reduced demand for electricity, resulting in lower prices for capacity, both demand-side and supply-side, for the foreseeable future, which could materially and adversely affect our results of operations and financial condition.

Unfavorable regulatory decisions, changes to the market rules applicable to the programs in which we currently participate or may participate in the future, and varying regulatory structures in certain regional electric power markets could negatively affect our business and results of operations.

Unfavorable regulatory decisions in markets where we currently operate or choose to operate in the future could significantly and negatively affect our business. For example, in a May 23, 2014 decision by the United States Court of Appeals for the D.C. Circuit, the court held that the Federal Energy Regulatory Commission, or FERC, did not have jurisdiction under the Federal Power Act to issue FERC Order 745, an order that required, among other things, that economic demand response resources participating in the wholesale energy markets administered by electric power grid operators, such as PJM, be paid the locational marginal price of energy. If the decision is implemented and FERC Order 745 is invalidated, certain revenues earned in connection with our participation in price-based/economic demand response programs, which we have estimated to be approximately $20.1 million, may become subject to refund, which could negatively impact our business and results of operations. In addition, in the event the court’s decision is broadened to include capacity or ancillary services markets in which we currently operate or choose to operate in the future, our future revenues and profit margins may be significantly reduced and our results of operations and financial condition could be negatively impacted. Program or market rules could also be modified to change the design of or pricing related to a particular demand response program, which may adversely affect our participation in that program or cause us to cease participation in that program altogether, or a demand response program in which we currently participate could be eliminated in its entirety and/or replaced with a new program that is more expensive for us to operate. Any elimination or change in the design of any demand response program, including the retroactive application of market rule changes, could adversely impact our ability to successfully manage our portfolio of demand response capacity in that program, especially in the PJM market where we continue to have substantial operations, and could have a material adverse effect on our results of operations and financial condition.

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

The electric power industry is highly regulated. The regulatory structures in regional electricity markets are varied and some regulatory requirements make it more difficult for us to provide some or all of our EIS and related solutions in those regions. For instance, in some markets, regulated quantity or payment levels for demand response capacity or energy make it more difficult for us to cost-effectively enroll and manage many C&I customers in demand response programs. Further, some markets have regulatory structures that do not yet include demand response as a qualifying resource for purposes of short-term reserve requirements known as ancillary services. As part of our business strategy, we intend to expand into additional regional electricity markets. However, unfavorable regulatory structures could limit the number of regional electricity markets available to us for expansion.

In addition, a buildup of new electric generation facilities or reduced demand for electric capacity could result in excess electric generation capacity in certain regional electric power markets. Excess electric generation capacity and unfavorable regulatory structures could lower the value of demand response services and limit the number of economically attractive regional electricity markets that are available to us, which could negatively impact our business and results of operations.

The success of our business depends in part on our ability to develop new EIS and related solutions and increase the functionality of our current EIS and related solutions.

The market for our EIS and related solutions is characterized by rapid technological changes, frequent new software introductions, Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards and regulations. We may not be able to successfully develop and market new EIS and related solutions that comply with present or emerging industry regulations and technology standards. Also, any new or modified regulation or technology standard could increase our cost of doing business.

From time to time, our customers have expressed a need for increased functionality in our EIS and related solutions. In response, and as part of our strategy to enhance our EIS and related solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and sell new, competitive EIS and related solutions and enhance our existing EIS and related solutions. Initiatives to develop new EIS and related solutions will require continued investment, and we may experience unforeseen problems in the performance of our technologies and operational processes, including new technologies and operational processes that we develop and deploy, to implement our EIS and related solutions. In addition, software addressing our EIS and related solutions is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new EIS and related solutions or enhancements to our existing EIS and related solutions on a timely basis, or if the market does not accept our new or enhanced EIS and related solutions we will lose opportunities to realize revenues and obtain customers, and our business and results of operations will be adversely affected.

If we fail to successfully educate existing and potential electric power grid operator and utility customers regarding the benefits of our EIS and related solutions or a market otherwise fails to develop for those applications, services and products, our ability to sell our EIS and related solutions and grow our business could be limited.

Our future success depends on commercial acceptance of our EIS and related solutions and our ability to enter into additional utility contracts and new open market bidding programs. We anticipate that revenues related to our demand response application and services will constitute a substantial majority of our revenues for the foreseeable future. The market for EIS and related solutions in general is relatively new. If we are unable to educate our potential customers about the advantages of our EIS and related solutions over competing products and services, or our existing customers no longer rely on our EIS and related solutions our ability to sell our EIS and related solutions will be limited. In addition, because the EIS and related solutions sector is rapidly evolving, we cannot accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing EIS and related solutions that address those needs. Further, we are subject to the risk that the current global economic and market conditions will result in lower overall demand for electricity in the United States and other markets that we are seeking to penetrate over the next few years. Such a reduction in the demand for electricity could create a corresponding reduction in both supply-and demand-side resources being implemented by electric power grid operators and utilities. If the market for our EIS and related solutions does not continue to develop, our ability to grow our business could be limited and we may not be able to operate profitably.

We face risks related to our expansion into international markets.

We intend to expand our addressable market by continuing to pursue opportunities to provide our EIS and related solutions in international markets. For example, in the fourth quarter of 2013 we entered into a joint venture in Japan, in the first and second quarter of 2014 we consummated three separate acquisitions of demand response companies in Germany, Ireland and South Korea to complement our international operations in Australia, Canada, the United Kingdom and New Zealand and in the second quarter of 2014 we consummated an acquisition of a utility bill management company with a global reach, including in China, India and Brazil. Accordingly, new international markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges, including with respect to compliance with anti-corruption laws, including the FCPA and the U.K. Bribery Act 2010. These compliance efforts may be time-consuming and costly, and there can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

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

In addition to organic growth, we intend to continue to pursue growth through the acquisition of companies or assets that may enable us to enhance our technology and capabilities, expand our geographic market, add experienced management personnel and increase our service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, successfully integrate personnel or assets that we acquire or for other reasons. Our acquisition efforts may involve certain risks, including:

•	unexpected acquisition costs or liabilities that may cause us to fail to meet our previously stated financial guidance, or the effects of purchase accounting may be different from our expectations;

•	problems that may arise with our ability to successfully integrate the acquired businesses, which may result in us not operating as effectively and efficiently as expected, and may include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for integration activity and oversight;

•	failure to retain and motivate key employees;

•	failure to successfully manage relationships with customers and suppliers;

•	failure of customers to accept our new EIS and related solutions;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine service offerings quickly and effectively;

•	failure to effectively enhance acquired technology, applications, services and products or develop new applications, services and products relating to the acquired businesses;

•	difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience;

•	difficulties integrating financial reporting systems;

•	difficulties in the timely filing of required reports with the SEC; and

•	difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to their acquisition, lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting;

•	difficulties in achieving the expected synergies from an acquisition including taking longer than expected to achieve those synergies;

•	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them;

•	restructuring operations or reductions in workforce, which may result in substantial charges to our operations; and

•	issuance of potentially dilutive equity securities, the incurrence of debt—or contingent liabilities, which could harm our financial condition.

Our future profitability is uncertain and we may incur net losses in the future.

As of September 30, 2014, we had an accumulated deficit of $42.5 million. For the nine month period ended September 30, 2014, we realized net income of $38.9 million. Although we achieved profitability for the years ended December 31, 2013 and 2010, with net income of $22.1 million and $9.6 million, respectively, we incurred net losses for all other fiscal years since our inception. Our operating losses have historically been driven by start-up costs, costs of developing our technology including new product and service offerings, and operating expenses related to increased headcount as a result of our overall growth and expansion into new markets. As we seek to grow our revenues and customer base, we plan to continue to invest in our business and employee base in order to capitalize on emerging opportunities and expand our EIS and related solutions, which will require increased operating expenses. Although we believe we will be able to grow our revenues at rates that will allow us to achieve profitability again in the future, these increased operating expenses, as well as other factors, may cause us to incur net losses in the near term.

We depend on the electric power industry for revenues and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric power industry spending and other factors affecting the electric utility industry, such as seasonality of peak demand and overall demand for electricity.

We derive recurring revenues from the sale of our EIS and related solutions directly or indirectly, to the electric power industry. Purchases of our demand response application and services by electric power grid operators or utilities may be deferred, cancelled or otherwise negatively impacted as a result of many factors, including challenging economic conditions, mergers and acquisitions involving these entities, fluctuations in interest rates and increased electric utility capital spending on traditional supply-side resources. In addition, sales of our EIS and related solutions to electric power grid operator and utility customers may be negatively impacted by changing regulations and program rules, which could have a material adverse effect on our results of operations and financial condition.

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

Our electric power grid operator and utility customers may switch to other EIS and related solutions providers based on price, particularly if they perceive the quality of our competitors’ products or services to be equal or superior to ours. Continued decreases in the price of demand response capacity by our competitors could result in a loss of electric power grid operator and utility customers or a decrease in the growth of our business, or it may require us to lower our prices for capacity to remain competitive, which would result in reduced revenues and lower profit margins and would adversely affect our results of operations and financial condition. Continued increases in the percentage or fixed amount paid to C&I customers by our competitors for making capacity available could result in a loss of C&I customers or a decrease in the growth of our business. It also may require us to increase the percentage or fixed amount we pay to our C&I customers to remain competitive, which would result in increases in the cost of revenues and lower profit margins and would adversely affect our results of operations and financial condition.

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

Our business is subject to government regulation and may become subject to modified or new government regulation, which may negatively impact our ability to sell and market our EIS and related solutions.

While the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity, with the exception of Celerity, which exports power to the electric power grid and is thus subject to direct regulation by FERC and its regulations related to the sale of wholesale power at market based rates. However, we may become directly subject to the regulation of FERC to the extent we are deemed to own, operate, or control generation used to make wholesale sales of power or provide ancillary services that involve a sale of electric energy or capacity for resale, or the export of power to the electric power grid. In addition, FERC has specified that when a demand response resource makes sales of energy for resale, the resource may become subject to direct regulation by FERC. Additional regulation by FERC or other new or modified government regulations related to the sale, marketing or operation of our EIS and related solutions that could have a material adverse effect on our results of operations and financial condition.

The installation of devices or the activation of electric generators used in providing our EIS and related solutions may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections, security protocols, environmental protection and local and state licensing requirements. In a relatively few instances, we have agreed to own and operate a back-up generator at a C&I customer site for a period of time and to activate the generator when capacity is called for dispatch so that the C&I customer can reduce its consumption of electricity from the electric power grid. These generators are ineligible to participate in demand response programs in certain regions, and in others they may become partly or wholly ineligible to participate in the future or may be compensated less for such participation, thereby reducing our revenues and adversely affecting our financial condition.

In addition, certain of our utility contracts and expansion of existing utility contracts are subject to approval by federal, state, provincial, local, or foreign regulatory agencies. There can be no assurance that such approvals will be obtained or be issued on a timely basis, if at all. Additionally, federal, state, provincial, local or foreign governmental entities may seek to change existing regulations, impose additional regulations or change their interpretation of the applicability of existing regulations. Any modified or new government regulation applicable to our current or future EIS and related solutions, whether at the federal, state, provincial or local level, may negatively impact the installation, servicing and marketing of, and increase our costs and the price related to, our EIS and related solutions. In addition, despite our efforts to manage compliance with any other regulations to which we are subject, we may be found to be in non-compliance with such regulations and therefore subject to sanctions, including penalties or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, and the rules and regulations thereunder, or the FCPA, the U.S. Travel Act, the U.K. Bribery Act 2010 and possibly other anti-bribery laws, including those that comply with the OECD

Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and generally prohibit our company from authorizing, offering, or providing directly or indirectly, anything of value to foreign government officials (defined broadly) for an improper or corrupt purpose. Certain anti-corruption laws, such as the U.K. Bribery Act 2010, also prohibit private sector or commercial bribery. Certain laws could prohibit us from soliciting or accepting bribes or kickbacks. Our company has direct government interactions and in several cases uses third party representatives, for regulatory compliance, sales and other purposes in a variety of countries. These factors increase our anti-corruption risk profile. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners, agents, acquired entities, and anyone else who interacts with others on our behalf even if we did not authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, agents and acquired entities will comply with these laws and policies.

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

We may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to repay the principal amount of the Notes at maturity, to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and instruments governing our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

At maturity, the entire outstanding principal amount of the Notes will become due and payable by us. Holders of the Notes will also have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes following our receipt of stockholder approval, if applicable, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amount of the Notes, make repurchases of Notes surrendered therefor or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repay the principal amount of the Notes, repurchase Notes at a time when the repurchase is required or to pay any cash payable on future conversions of the Notes as required by the applicable indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness including the 2014 credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The 2014 credit facility contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants contained in the 2014 credit facility, we may be required to repay our indebtedness thereunder. In addition, if we fail to extend, renew or replace the 2014 credit facility and we still have letters of credit issued and outstanding when it matures on August 11, 2015, we will be required to post up to 105% of the value of the letters of credit in cash with the bank to collateralize those letters of credit. Either of these conditions may have a material adverse effect on our liquidity.

Provisions in the 2014 credit facility impose restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	transfer assets; make certain acquisitions;

•	pay dividends or make distributions on, or repurchase, EnerNOC stock;

•	merge or consolidate;

•	or undergo a change of control.

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining minimum unrestricted cash and a minimum specified ratio of current assets to current liabilities. The 2014 credit facility also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the 2014 credit facility. In addition to preventing additional borrowings under the 2014 credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the 2014 credit facility, which would require us to pay all amounts outstanding. In addition, in the event that we default under the 2014 credit facility while we have letters of credit outstanding, we will be required to post up to 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit. Furthermore, the 2014 credit facility matures on August 11, 2015. If we fail to extend, renew or replace the 2014 credit facility when it matures, and we still have letters of credit issued and outstanding, we will be required to post up to 105% of the value of the letters of credit in cash with SVB to collateralize those letters of credit.

While we were in compliance with all of the financial covenants under the 2014 credit facility as of September 30, 2014, if an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or collateralization of our letters of credit. In addition, we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

Failure of third parties to manufacture or install quality products or provide reliable services in a timely manner or at all could cause delays in the delivery of our EIS and related solutions, or could result in a failure to provide accurate data to our electric power grid operator and utility customers, which could damage our reputation, cause us to lose customers and have a material adverse effect on our business results of operations and financial condition.

Our success depends on our ability to provide quality, reliable, and secure EIS and related solutions in a timely manner, which in part requires the proper functioning of facilities and equipment owned, operated, installed or manufactured by third parties upon which we depend. For example, our reliance on third parties includes:

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

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our EIS and related solutions, which could cause us to experience difficulty monitoring or retaining current customers and attracting new customers. Any errors in metering information provided to us by third parties, including electric power grid operators and utilities, could also adversely affect the customer data that we provide to our electric power grid operator and utility customers. Such delays and errors could result in an overpayment or underpayment to us and our C&I customers from our electric power grid operator and utility customers, which in some instances may cause us to violate certain market rules and require us to make refunds to our electric power grid operator and utility customers and pay associated penalties or fines. In addition, in such instances our brand, reputation and growth could be negatively impacted.

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

The market for EIS and related solutions is fragmented. Some traditional providers of advanced metering infrastructure services have added, or may add, demand response or other EIS and related solutions to their existing business. We face strong competition from other energy management service providers, both larger and smaller than we are. We also compete against traditional supply-side resources such as natural gas-fired peaking power plants. In addition, utilities and competitive electricity suppliers offer their own EIS and related solutions, which could decrease our base of potential customers and revenues and have a material adverse effect on our results of operations and financial condition.

Many of our competitors and potential competitors have greater financial resources than we do. Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some advanced metering infrastructure service providers, for example, are substantially larger and better capitalized than we are and have the ability to combine advanced metering and demand response services into an integrated offering to a large, existing customer base. Our competitors may offer services and products at prices below cost or even for free in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may also face competition based on technological developments that reduce peak demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our EIS and related solutions.

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

Under some of our utility contracts and in certain open market bidding programs, any difference between our demonstrated capacity and the committed capacity on which capacity payments were previously made will result in either a refund payment from us to our electric power grid operator or utility customer or an additional payment to us by such customer. Any refund payable by us would reduce our deferred revenues, but would not impact our previously recognized revenues. If there is a refund payment due to an electric power grid operator or utility customer, we generally make a corresponding adjustment in our payments to the C&I customer or customers who failed to make the appropriate level of capacity available, however we are sometimes unable to do so. In addition, some of our utility contracts with, and open market programs established by, our electric power grid operator and utility customers provide for penalty payments, which could be substantial, in certain circumstances in which we do not meet our capacity commitments, either in measurement and verification tests or in demand response events. Further, because measurement and verification test results for some utility contracts and in certain open market bidding programs establish capacity levels on which payments will be made until the next measurement and verification test or demand response event, the payments to be made to us under these utility contracts and open market bidding programs could be reduced until the level of capacity is established at the next measurement and verification test or demand response event. We could experience significant period-to-period fluctuations in our financial results in future periods due to any refund or penalty payments, capacity payment adjustments, replacement costs or other payments made to our electric power grid operator or utility customers, which could be substantial. We incurred aggregate net penalty payments of $0.8 million, $1.9 million, and $0.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. We incurred aggregate net penalty payments of $0.1 million during the nine month period ended September 30, 2014.

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

We allocate our operations, sales and marketing, research and development, general and administrative, and financial resources based on our business plan, which includes assumptions about current and future utility contracts and open market programs with electric power grid operator and utility customers, current and future contracts with C&I customers, variable prices in open market programs for demand response capacity, the development of ancillary services markets which enable demand response as a revenue generating resource and a variety of other factors relating to electricity markets, and the resulting demand for our EIS and related solutions. However, these factors are uncertain. If our assumptions regarding these factors prove to be incorrect or if alternatives to those offered by our EIS and related solutions gain further acceptance, then actual demand for our EIS and related solutions could be significantly less than the demand we anticipate and we may not be able to sustain our revenue growth or return to profitability in future periods.

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for posting financial assurances in order to enter into utility contracts and open market bidding programs with electric power grid operators and utilities, and marketing and product development of our EIS and related solutions. Our capital requirements will depend on many factors, including the rate of our revenue and sales growth, our introduction of new EIS and related solutions and enhancements to our existing EIS and related solutions and our expansion of sales and marketing and product development activities. In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. Because of our historical losses, we do not fit traditional credit lending criteria. Moreover, the financial turmoil affecting the banking system and financial markets in recent years has resulted in a reduction in the availability of credit in the credit markets, which could adversely affect our ability to obtain additional funding. We may not be able to obtain loans or additional capital on acceptable terms or at all.

If we lose key personnel upon whom we are dependent, or if we fail to attract and retain qualified personnel, we may not be able to manage our operations and meet our strategic objectives.

Our continued success depends upon the continued availability, contributions, vision, skills, experience and effort of our senior management, sales and marketing, research and development, and operations teams. We do not maintain “key person” insurance on any of our employees. We have entered into employment agreements with certain members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. All of the employment arrangements with our key personnel, including the members of our senior management team, provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of our key personnel might impede our operations or the achievement of our strategic and financial objectives. We rely on our research and development team to research, design and develop new and enhanced EIS and related solutions. We rely on our operations team to install, test, deliver and manage our EIS and related solutions. We rely on our sales and marketing team to sell our EIS and related solutions to our customers, build our brand and promote our company. The loss or interruption of the service of members of our senior management, sales and marketing, research and development, or operations teams, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

An inability to protect our intellectual property could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our EIS and related solutions. We hold a few patents and numerous trademarks and copyrights. Patent protection is unavailable for certain aspects of the technology and operational processes that are important to our business. Any patent held by us or to be issued to us, or any of our pending patent applications, could be challenged, invalidated, unenforceable or circumvented. Moreover, some of our trademarks which are not in use may become available to others. To date, we have relied principally on patent, copyright, trademark and trade secrecy laws, as well as confidentiality and proprietary information agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality and proprietary information agreements from all of our customers and vendors, and although we have entered into confidentiality and proprietary information agreements with all of our employees, we cannot be certain that these agreements will be honored. Some of our confidentiality and proprietary information agreements may not be in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Policing unauthorized use of our intellectual property is difficult and expensive, as is enforcing our rights against unauthorized use. The steps that we have taken or may take may not prevent misappropriation of the intellectual property on which we rely. In addition, effective protection may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. From time to time, third parties may infringe our intellectual property rights. Litigation may be necessary to enforce or protect our rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources away from our daily operations and result in the impairment of our intellectual property. Failure to adequately enforce our rights could cause us to lose rights in our intellectual property and may negatively affect our business.

We may be subject to damaging and disruptive intellectual property litigation related to allegations that our EIS and related solutions infringe on intellectual property held by others, which could result in the loss of use of those applications, services and products.

Third-party patent applications, patents and other intellectual property rights may relate to our EIS and related solutions. As a result, third-parties may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our EIS and related solutions which litigation could be time-consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our EIS and related solutions and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our EIS and related solutions and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available on reasonable terms, or at all.

The use of open source software in our systems and technology may expose us to additional risks and harm our intellectual property.

Our information technology and other systems include software that is subject to open source licenses. While we monitor the use of all open source software in our EIS and related solutions and take certain measures to ensure that no open source software is used or distributed in such a way as to subject our EIS or related solutions to any unanticipated conditions or restrictions, such use or distribution could inadvertently occur. In the event that any of our EIS or related solutions were determined to be subject to an open source license, whether through our own incorporation of software or through licensed software from a third-party provider, we could be required to release the affected portions of our source code publicly, make portions of such applications available under open source licenses, re-engineer all, or a portion of, such applications or otherwise be limited in the licensing of our EIS or related solutions, each of which could reduce or eliminate the value of our EIS and related solutions. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business, results of operations and financial condition.

If our information technology systems fail to adequately gather, assess and protect data used in providing our EIS and related solutions, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively control the devices which enable our EIS and related solutions gather and assess data used in providing our EIS and related solutions manage relationships with our customers, and maintain our research and development data. The failure of our information technology systems to perform as we anticipate could disrupt our business and product development and make us unable, or severely limit our ability, to respond to demand response events. In addition, our information technology systems are vulnerable to damage or interruption from:

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

Any internal or external security breaches involving our EIS and related solutions and even the perception of security risks involving our EIS and related solutions or the transmission of data over the Internet, whether or not valid, could harm our reputation and inhibit market acceptance of our EIS and related solutions and cause us to lose customers.

We use our EIS and related solutions to compile and analyze sensitive or confidential information related to our customers. In addition, some of our EIS and related solutions allow us to remotely control equipment at C&I customer sites. Our EIS and related solutions rely on the secure transmission of proprietary data over the Internet for some of this functionality. Well-publicized compromises of Internet security, or cyber-attacks, could have the effect of substantially reducing confidence in the Internet as a medium of data transmission. The occurrence or perception of security breaches in our EIS and related solutions or our customers’ concerns about Internet security or the security of our EIS and related solutions whether or not they are warranted, could have a material adverse effect on our business, harm our reputation, inhibit market acceptance of our EIS and related solutions and cause us to lose customers, any of which could have a material adverse effect on our financial condition and results of operations.

We may come into contact with sensitive consumer information or data when we perform operational, installation or maintenance functions for our customers. Even the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. In addition, third parties may attempt to breach our security or inappropriately use our EIS and related solutions particularly as we grow our business, through computer viruses, electronic break-ins and other disruptions. We may also face a security breach or electronic break-in by one of our employees or former employees. If a breach is successful, confidential information may be improperly obtained, and we may be subject to lawsuits and other liabilities.

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

Volatility and disruption in the global capital and credit markets in recent years have led to a significant reduction in the availability of business credit, decreased liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, numerous economic and financial factors could have a material adverse effect on our business, operating results, and financial condition, including:

•	decreased spending by electric power grid operators or utilities, or by end-users of electricity, may result in reduced demand for our EIS and related solutions;

•	consumer demand for electricity may be reduced, which could result in lower prices for both demand-side and supply-side capacity pursuant to utility contracts and in open market programs with electric power grid operators and utilities;

•	if C&I customers in our demand response network experience financial difficulty, some may cease or reduce business operations, or reduce their electricity usage, all of which could reduce the number of MW of demand response capacity under our management;

•	we may be unable to find suitable investments that are safe, liquid, and provide a reasonable return, which could result in lower interest income or longer investment horizons, and disruptions to capital markets or the banking system may also impair the value of investments or bank deposits we currently consider safe or liquid;

•	if our C&I customers to whom we provide our EIS applications and services experience financial difficulty, it could result in their inability to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and an increase in charges for uncollectable receivables; and

•	due to stricter lending standards, C&I customers to whom we offer our supply consulting services may be unable to obtain adequate credit ratings acceptable to electricity suppliers, resulting in increased costs, which might make our supply consulting services less attractive or result in their inability to contract with us for supply consulting services.

Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Enterprise customer and electric power industry customer sales cycles can be lengthy and unpredictable and require significant employee time and financial resources with no assurances that we will realize revenues.

Sales cycles with enterprise customers, electric power grid operator customers and utility customers are generally long and unpredictable. The enterprises, electric power grid operators and utilities that are our potential customers generally have extended budgeting, procurement and regulatory approval processes. They also tend to be risk averse and tend to follow industry trends rather than be the first to purchase new products or services, which can extend the lead time for or prevent acceptance of new products or services such as our EIS and related solutions. Accordingly, our potential enterprise, electric power grid operator and utility customers may take longer to reach a decision to purchase our software and services. This extended sales process requires the dedication of significant time by our personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. It is not unusual for an enterprise, electric power grid operator or utility customer to go through the entire sales process and not accept any proposal or quote. Long and unpredictable sales cycles with enterprise, electric power grid operator and utility customers could have a material adverse effect on our business, financial condition and results of operations.

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

We are increasingly required to provide security deposits in the form of cash to secure our performance under utility contracts or open market bidding programs with our electric power grid operator and utility customers. In addition, some of our electric power grid operator or utility customers require collateral in the form of letters of credit to secure our performance or to fund possible damages or penalty payments resulting from our failure to make available capacity at agreed upon levels or any other event of default by us. Our ability to obtain such letters of credit primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the credit market. Events that affect credit markets generally may result in letters of credit becoming more difficult to obtain in the future, or being available only at a significantly greater cost. As of September 30, 2014, we had $13.4 million outstanding letters of credit under the 2014 credit facility, leaving $16.6 million available under this facility for additional letters of credit. Furthermore, if it is determined that we are in default of our covenants under the 2014 credit facility, then any amounts outstanding under the 2014 credit facility would become immediately due and payable and we would be required to collateralize with cash any outstanding letters of credit up to 105% of the amounts outstanding.

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

If the software systems we use in providing our EIS and related solutions or the manual implementation of such systems produce inaccurate information or is incompatible with the systems used by our customers, it could preclude us from providing our EIS and related solutions, which could lead to a loss of revenues and trigger penalty payments.

Our software is complex and, accordingly, may contain undetected errors or failures when introduced or subsequently modified. Software defects or inaccurate data may cause incorrect recording, reporting or display of information about the level of demand reduction at a C&I customer site, which could cause us to fail to meet our commitments to have capacity available or could result in an overpayment or underpayment to us and our C&I customers by our electric power grid operator and utility customer. Any such failures could also cause us to be subject to penalty payments to our electric power grid operator and utility customers, cause a reduction in our revenue in the period that any adjustment is identified and result in reductions in capacity payments under utility contracts and open market bidding programs in subsequent periods. In addition, such defects and inaccurate data may prevent us from successfully providing our portfolio of additional EIS and related solutions which would result in lost revenues. Software defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation could be harmed and our financial condition and results of operations could be materially adversely affected.

We currently serve a C&I customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. Building control, process control and metering systems frequently reside on non-standard operating systems. Our EIS and related solutions need to interface with these non-standard systems in order to gather and assess data and to implement changes in electricity consumption. Our business depends on the following factors, among others:

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

We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that would indicate impairment and necessitate a revaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. If the carrying value of an asset is determined to be impaired we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. As of September 30, 2014, we had approximately $125.2 million of goodwill and definite-lived intangible assets, including $36.1 million of goodwill and definite-lived intangible assets from our acquisitions completed to date in fiscal 2014. As of November 30, 2013, which is our annual impairment test date, the fair value of our reporting units exceeded the book value of their corresponding net assets and as such, there was no indication of goodwill impairment. In addition, as of December 31, 2013, we had no indefinite-lived intangible assets. Our market capitalization was greater than the book value of our net assets as of December 31, 2013. We will continue to monitor our market capitalization compared to the book value of our net assets. It is possible that the continuation of the current global financial and economic turmoil could negatively affect our anticipated cash flows, or the discount rate that is applied to valuing those cash flows, which could require an interim impairment test of goodwill or our definite-lived intangible assets. Any impairment test could result in a material impairment charge that would have an adverse impact on our financial condition and results of operations.

Risks Related to Our Common Stock

We expect our quarterly revenues and operating results to fluctuate. If we fail in future periods to meet our publicly announced financial guidance or the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Our quarterly revenues and operating results have fluctuated in the past and may vary from quarter to quarter in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be misleading. The results of one quarter should not be used as an indication of future performance. We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2014 and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our revenues and operating results may fail to meet our previously stated financial guidance or the expectations of securities analysts or investors in some quarter or quarters. Our failure to meet such expectations or our financial guidance could cause the market price of our common stock to decline substantially.

Our quarterly revenues and operating results may vary depending on a number of factors, including:

•	demand for and acceptance of our EIS and related solutions;

•	the seasonality of our demand response business in certain of the markets in which we operate, where revenues recognized under certain utility contracts and pursuant to certain open market bidding programs can be higher or concentrated in particular seasons and months;

•	changes in open market bidding program rules and reductions in pricing for demand response capacity;

•	delays in the implementation and delivery of our EIS and related solutions which may impact the timing of our recognition of revenues;

•	delays or reductions in spending for EIS and related solutions by our electric power grid operator or utility customers and potential customers;

•	the long lead time associated with securing new customer contracts;

•	the structure of any forward capacity market in which we participate, which may impact the timing of our recognition of revenues related to that market;

•	the mix of our revenues during any period, particularly on a regional basis, since local fees recognized as revenues for demand response capacity tend to vary according to the level of available capacity in given regions;

•	the termination or expiration of existing contracts with electric power grid operator, utility and C&I customers;

•	the potential interruptions of our customers’ operations;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	temporary capacity programs that could be implemented by electric power grid operators and utilities to address short-term capacity deficiencies;

•	the imposition of penalties or the reversal of deferred revenue due to our failure to meet a capacity commitment;

•	the elimination, modification or flawed design of, or our decision not to participate or to reduce our participation in, any demand response program in which we currently participate;

•	global economic and credit market conditions; and

•	increased expenditures for sales and marketing, software development and other corporate activities.

Our stock price has been and is likely to continue to be volatile and the market price of our common stock may fluctuate substantially.

Prior to our IPO, there was not a public market for our common stock. Since our common stock began trading on The NASDAQ Global Market, or NASDAQ, on May 18, 2007 through December 31, 2013, our stock price has fluctuated from a low of $4.80 to a high of $50.50. For the period of January 1, 2014, through November 5, 2014, our stock price fluctuated from a high of $24.35 on May 5, 2014 and a low of $12.29 on October 15, 2014. Furthermore, the stock market has continued to experience significant volatility.

The volatility of stocks for companies in the energy and technology industry often does not relate to the operating performance of the companies represented by the stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

•	demand for and acceptance of our management applications, services and products;

•	our ability to develop new relationships and maintain and enhance existing relationships with customers and strategic partners;

•	changes in open market bidding program rules and reductions in pricing for demand response capacity;

•	the termination or expiration of existing contracts with electric power grid operator, utility and C&I customers;

•	general market conditions and overall fluctuations in equity markets in the United States;

•	the elimination, modification or flawed design of, or our decision not to participate or to reduce our participation in, any demand response program in which we currently participate;

•	introduction of technological innovations or new EIS and related solutions services or products by us or our competitors;

•	actual or anticipated variations in quarterly revenues and operating results;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	changes in estimates or recommendations by securities analysts that cover our common stock;

•	delays in the implementation and delivery of our EIS and related solutions which may impact the timing of our recognition of revenues;

•	litigation or regulatory enforcement actions;

•	changes in the regulations affecting our industry in the United States and internationally;

•	the way in which we recognize revenues and the timing associated with our recognition of revenues;

•	developments with respect to recent acquisitions, including with respect to expected synergies, and any unforeseen integration costs or impairment charges;

•	developments or disputes concerning patents or other proprietary rights;

•	period-to-period fluctuations in our financial results;

•	the potential interruptions of our customers’ operations;

•	the seasonality of our demand response business in certain of the markets in which we operate;

•	failure to secure adequate capital to fund our operations, or the future sale or issuance of equity securities at prices below fair market price or in general;

•	economic and other external factors or other disasters or crises; and

•	announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2014, we had outstanding 29,229,284 shares of our common stock and options to purchase 741,392 shares of our common stock (of which 724,702 were exercisable as of that date). We also had outstanding 256,622 unvested restricted stock units as of September 30, 2014.

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

We have not declared or paid any cash dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the development, operation and growth of our business. In addition, the 2014 credit facility prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

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

In addition, a buildup of new electric generation facilities or reduced demand for electric capacity could result in excess electric generation capacity in certain regional electric power markets. Excess electric generation capacity and unfavorable regulatory structures could lower the value of demand response services and limit the number of economically attractive regional electricity markets that are available to us, which could negatively impact our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2014:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

Through June 30, 2014	—	$—	—	$20,545,298
July 1, 2014 - July 31, 2014	21,169	18.77	—	20,545,298
August 1, 2014 - August 31, 2014	1,524,522	19.78	1,514,552	20,027,016
September 1, 2014 - September 30, 2014	12,682	19.63	—	20,027,016

Total for the third quarter of 2014	1,558,373	$19.64	1,514,552	$20,027,016

(1)	We repurchased a total of 43,821 shares of our common stock in the third quarter of fiscal 2014, consisting of 21,169, 9,970 and 12,682 shares, respectively in July, August and September 2014, to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Additionally, on August 12, 2014, we used $30.0 million of the net proceeds from our Notes offering to repurchase 1,514,552 shares of our common stock at a purchase price of $19.79 per share.
(2)	Average price paid per share is calculated based on the average price per share paid for the repurchase of shares under our publicly announced share repurchase program and the average price per share related to shares repurchases of our common stock to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans which we pay in cash to the appropriate taxing authorities on behalf of our employees. Amounts disclosed are rounded to the nearest two decimal places.
(3)	On August 6, 2013, our board of directors authorized and we publicly announced the repurchase of up to $30.0 million of our common stock during the twelve month period ended August 6, 2014, unless earlier terminated by the board of directors. We refer to this as the First Repurchase Program. In the fourth quarter of 2013, we repurchased 274,663 shares of our common stock at an average price of $16.25 under the $30.0 million share repurchase plan. There were no repurchases of our common stock in the first, second or third quarters of fiscal 2014 pursuant to the First Repurchase Program. The First Repurchase Program expired on August 6, 2014. On August 11, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock during the period from August 11, 2014 through August 8, 2015. We refer to this as the Second Repurchase Program. We used $30.0 million of the net proceeds from our Notes offering to repurchase 1,514,552 shares of our common stock at a purchase price of $19.79 per share, which was the closing price of the common stock on The NASDAQ Global Select Market on August 12, 2014 under the Second Repurchase Program. Additional repurchases of common stock under the Second Repurchase Program will be executed periodically on the open market as market and business conditions warrant. During the three month period ended September 30, 2014, other than as set forth above, we did not make any additional repurchases of our common stock.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of November 4, 2014, by and among World Energy Solutions, Inc., EnerNOC, Inc. and Wolf Merger Sub Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-33471) and incorporated herein by reference).

4.1	Indenture (including the form of Notes) dated August 18, 2014, between EnerNOC, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-33471) and incorporated herein by reference).

4.2	Form of 2.25% Convertible Senior Notes due 2019 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-33471) and incorporated herein by reference).

10.1

Loan and Security Agreement, dated as of August 11, 2014, between Silicon Valley Bank and EnerNOC, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2014 (File No. 001-33471) and incorporated herein by reference).

10.2

First Amendment to Office Lease, dated October 9, 2014, between EnerNOC, Inc. and Fallon Cornerstone One MPD (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2014 (File No. 001-33471) and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Operating Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: November 7, 2014	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer

Date: November 7, 2014	By:	/s/ Neil Moses
Neil Moses
Chief Operating Officer and Chief Financial Officer (principal financial officer)