Form 10-K/A
period 2014-12-31
ENERNOC INC
filed 2015-03-13
CIK 1244937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33471

EnerNOC, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0698303 (IRS Employer Identification No.)

One Marina Park Drive Suite 400 Boston, Massachusetts (Address of Principal Executive Offices)	02210 (Zip Code)

Registrant’s telephone number, including area code: (617) 224-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 13, 2015. The sole purpose of this Amendment No. 1 is to add the conformed signature of Ernst & Young LLP on the Report of Independent Registered Public Accounting Firm (the “Report”) in Item 9A. Controls and Procedures. The Report had been physically signed by Ernst & Young LLP prior to the Original Filing, but the conformed signature was unintentionally omitted from the Original Filing.

No other modifications or changes have been made to the Original Filing or our financial statements included therein. This Amendment No. 1 does not reflect the effect of any events subsequent to the filing of the Original Form 10-K except for the inclusion of the aforementioned conformed signature.

Part II

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

EnerNOC, Inc.

Date: March 13, 2015	By:	/s/ Timothy G. Healy
Name: Timothy G. Healy
Title: Chairman of the Board and Chief Executive Officer

Exhibit Index

Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of January 21, 2011, by and among EnerNOC, Inc., M2M Communications Corporation, M2M Merger Sub, Inc., Steven L. Hodges, in his capacity as stockholder representative, and certain individuals named therein, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed May 5, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.1.

2.2	Agreement and Plan of Merger, dated as of November 4, 2014, by and among World Energy Solutions, Inc., EnerNOC, Inc. and Wolf Merger Sub Corporation filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.2.

2.3	Form of Tender and Support Agreement filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 2.3.

3.1	Amended and Restated Certificate of Incorporation of EnerNOC, Inc., filed as Exhibit 3.2 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws of EnerNOC, Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2014 (File 001-33471), is hereby incorporated by reference as Exhibit 3.2.

4.1	Form of Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Form S-1/A filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 4.1.

4.2	Indenture (including the form of Notes) dated August 18, 2014, between EnerNOC, Inc. and Wells Fargo Bank, National Association filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 4.2.

4.3	Form of 2.25% Convertible Senior Note due 2019 filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 4.3.

10.1	Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of April 18, 2013 filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1.

10.2	Guarantee and Collateral Agreement made by EnerNOC, Inc. and Other Grantors in favor of Silicon Valley Bank, dated as of April 18, 2013 filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.2.

10.3	First Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of August 2, 2013, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.3.

10.4#	Second Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of December 3, 2013, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 23, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.4.

10.5	Third Amendment to Credit Agreement by and among EnerNOC, Inc., several lenders from time to time party thereto and Silicon Valley Bank, dated as of January 16, 2014, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 7, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.5.

10.6	Loan and Security Agreement, dated as of August 11, 2014, between Silicon Valley Bank and EnerNOC, Inc. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.6.

10.7	Purchase Agreement, among EnerNOC, Inc., and Morgan Stanley & Co. LLC, acting on behalf of itself and the several initial purchasers named in Schedule I thereto, dated August 12, 2014 filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.7.

10.8@	Letter Agreement, dated as of January 10, 2013, between EnerNOC, Inc. and Gregg Dixon, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K file January 11, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.8.

10.9@	Offer Letter, dated April 18, 2013 by and between EnerNOC, Inc. and Neil Moses, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.9.

10.10@	Severance Agreement, dated as of April 22, 2013, by and between EnerNOC, Inc. and Neil Moses, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.10.

10.11	EnerNOC, Inc. Fourth Amended and Restated Non-Employee Director Compensation Policy, as amended, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 7, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.11.

10.12@	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between Timothy G. Healy and EnerNOC, Inc., as amended by the First Amendment to the Second Amended and Restated Employment Agreement, dated as of March 1, 2012, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.12.

10.13@	Second Amended and Restated Employment Agreement, dated as of March 1, 2010, by and between David B. Brewster and EnerNOC, Inc., filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.13.

10.14@	Form of Severance Agreement by and between EnerNOC, Inc. and Gregg Dixon, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed February 12, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 10.14.

10.15@	Form of Amendment No. 1 to Form of Severance Agreement by and between EnerNOC, Inc., and Gregg Dixon, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 10, 2007 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.15.

10.16@	Offer Letter, dated June 6, 2013 by and between EnerNOC, Inc. and Matthew Cushing filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 9, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.16.

10.17@	Severance Agreement, dated as of June 11, 2013, by and between EnerNOC, Inc. and Matthew Cushing filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 9, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.17.

10.18#	Lease Agreement, dated as of July 5, 2012, between EnerNOC, Inc. and Fallon Cornerstone ONEMPDLLC, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 6, 2012 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.18.

10.19	First Amendment to Office Lease dated October 9, 2014, between EnerNOC, Inc. and Fallon Cornerstone One MPD filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.19.

10.20	Amended and Restated Office Lease, dated as of August 15, 2008, between Transwestern Federal, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.20.

10.21	First Amendment to Amended and Restated Lease, dated as of September 16, 2011, between Aslan III Federal, L.L.C. (formerly known as Transwestern Federal, L.L.C.) and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed November 7, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.21.

10.22	Sub-Sublease Agreement by and between Prosodie Interactive California and EnerNOC, Inc., dated May 30, 2008, filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 13, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.22.

10.23	Agreement of Lease, dated as of September 9, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and EnerNOC, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.23.

10.24@	Amended and Restated 2007 Employee, Director and Consultant Stock Plan of EnerNOC, Inc. dated May 28, 2013, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 7, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.24.

10.25@	EnerNOC, Inc. Amended and Restated 2007 Employee, Director and Consultant Stock Plan and HMRC Sub-Plan for UK Employees and Australian Sub-Plan, and forms of agreement thereunder, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.25.

10.26@	EnerNOC, Inc. 2014 Long-Term Incentive Plan and Australian Sub-Plan, and forms of agreement there under filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2014 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.26.

10.27@	Summary of 2015 Executive Bonus Plan, filed in the Registrant’s Current Report 8-K filed February 26, 2015 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.27.

10.28@	Form of Indemnification Agreement between EnerNOC, Inc. and each of the directors and executive officers thereof, filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended, filed May 3, 2007 (File No. 333-140632), is hereby incorporated by reference as Exhibit 10.28.

21.1*	Subsidiaries of EnerNOC, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from EnerNOC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

@	Management contract, compensatory plan or arrangement.
*	Filed with the original filing of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2014.
†	Filed herewith.
#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.