Form 10-Q/A
period 2015-06-30
ENERNOC INC
filed 2015-08-07
CIK 1244937

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on August 6, 2015. The sole purpose of this Amendment No. 1 is to correct a typographical error contained in the certification of the chief executive officer and chief operating officer and chief financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”).  As amended, “for the quarter ended March 31, 2015” has been replaced in the 906 Certification with “for the quarter ended June 30, 2015.”

Other than described above, no other modifications or changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures made pursuant to subsequent events.

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
@ Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date: August 7, 2015	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date: August 7, 2015	By:	/s/ Neil Moses
Neil Moses
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)