Form 10-Q
period 2016-03-31
ENERNOC INC
filed 2016-05-06
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 30,548,246 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 2, 2016.

EnerNOC, Inc.
FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$104,399	$138,120
Restricted cash	522	464
Trade accounts receivable, net of allowance for doubtful accounts of $768 and $947 at March 31, 2016 and December 31, 2015, respectively	39,350	43,355
Unbilled revenue	28,504	70,101
Capitalized incremental direct customer contract costs	45,141	33,917
Prepaid expenses and other current assets	14,643	7,654
Total current assets	232,559	293,611
Property and equipment, net of accumulated depreciation of $120,038 and $114,828 at March 31, 2016 and December 31, 2015, respectively	47,451	49,653
Goodwill	40,877	39,747
Intangible assets, net	51,762	54,352
Deferred tax assets	397	458
Deposits and other assets	5,080	5,893
Total assets	$378,126	$443,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,117	$6,002
Accrued capacity payments	72,330	104,278
Accrued payroll and related expenses	14,866	18,058
Accrued expenses and other current liabilities	13,197	20,734
Deferred revenue	72,424	55,631
Total current liabilities	173,934	204,703
Convertible senior notes	112,216	111,254
Deferred tax liability	1,865	355
Deferred revenue	4,570	3,696
Other liabilities	8,214	8,763
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 30,634,982 and 30,797,289 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	30	30
Additional paid-in capital	380,043	377,473
Accumulated other comprehensive loss	(8,141)	(8,524)
Accumulated deficit	(294,873)	(254,335)
Total EnerNOC, Inc. stockholders’ equity	77,059	114,644
Noncontrolling interest	268	299
Total stockholders’ equity	77,327	114,943
Total liabilities and stockholders’ equity	$378,126	$443,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Software	$17,033	$17,417
Demand Response	36,347	33,134
Total revenues	53,380	50,551
Cost of revenues	32,594	31,956
Gross profit	20,786	18,595
Operating expenses:
Selling and marketing	25,015	28,496
General and administrative	27,916	28,289
Research and development	8,043	7,451
Total operating expenses	60,974	64,236
Loss from operations	(40,188)	(45,641)
Other income (expense), net	3,087	(4,657)
Interest expense	(1,777)	(2,292)
Loss before income tax	(38,878)	(52,590)
(Provision for) benefit from income tax	(1,691)	2,285
Net loss	(40,569)	(50,305)
Net loss attributable to noncontrolling interest	(31)	(4)
Net loss attributable to EnerNOC, Inc.	$(40,538)	$(50,301)
Net loss attributable to EnerNOC, Inc. per common share
Basic and diluted	$(1.41)	$(1.80)
Weighted average number of common shares used in computing net loss per common share
Basic and diluted	28,806,810	28,007,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(40,569)	$(50,305)
Foreign currency translation adjustments	383	(2,543)
Comprehensive loss	(40,186)	(52,848)
Comprehensive loss attributable to noncontrolling interest	(31)	(5)
Comprehensive loss attributable to EnerNOC, Inc.	$(40,155)	$(52,843)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(40,569)	$(50,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,322	5,916
Amortization of acquired intangible assets	3,285	3,918
Fair value adjustment of contingent purchase price	—	270
Stock-based compensation expense	3,115	3,931
Impairment of property and equipment	80	138
Unrealized foreign exchange (gain) loss	(2,953)	5,053
Deferred income taxes	1,569	(2,331)
Non-cash interest expense	981	1,248
Other, net	6	(17)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	4,572	6,283
Unbilled revenue	41,600	57,443
Prepaid expenses and other current assets	(6,917)	(2,263)
Capitalized incremental direct customer contract costs	(11,271)	(116)
Other noncurrent assets	213	(1,231)
Deferred revenue	17,594	5,026
Accrued capacity payments	(32,464)	(32,952)
Accrued payroll and related expenses	(3,146)	(3,231)
Accounts payable, accrued expenses and other current liabilities	(11,190)	(15,447)
Other noncurrent liabilities	(574)	215
Net cash used in operating activities	(29,747)	(18,452)
Cash flows from investing activities
Purchases of property and equipment	(4,391)	(5,206)
Payments made for acquisitions, net of cash acquired	(840)	(77,559)
Change in restricted cash and deposits	622	2,199
Net cash used in investing activities	(4,609)	(80,566)
Cash flows from financing activities
Proceeds from exercises of stock options	6	1,016
Payments made for employee restricted stock minimum tax withholdings	(678)	(2,027)
Net cash used in financing activities	(672)	(1,011)
Effects of exchange rate changes on cash and cash equivalents	1,307	(1,894)
Net change in cash and cash equivalents	(33,721)	(101,923)
Cash and cash equivalents at beginning of period	138,120	254,351
Cash and cash equivalents at end of period	$104,399	$152,428
Supplemental disclosure of cash flow information
Cash paid for interest	$815	$983
Cash paid for income taxes	$1,285	$701
Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$—	$103
Issuance of common stock in satisfaction of bonuses	$265	$865
Acquisition of property and equipment in accrued expenses	$271	$896
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
The Company’s EIS provides enterprises with a Software-as-a-Service (SaaS) energy management application that enables them to better manage and control energy costs for their organizations. The Company's EIS provides utilities with a SaaS customer engagement application that enables them to better engage their customers, deliver savings and consumption reductions to help achieve energy efficiency mandates, manage system peaks and grid constraints, and increase demand for utility-provided products and services. In addition, the Company offers premium professional services that support the implementation of its EIS and help its enterprise customers set their energy management strategy; the Company's professional services offerings also include energy audits and retro-commissioning.
The Company’s demand response solutions provide utilities and electric power grid operators with a managed service demand response resource that matches obligation, in the form of megawatts (MWs) that the Company agrees to deliver to utilities and/or electric power grid operators, with supply, in the form of MWs that are curtailed from the electric power grid through the Company's arrangements with commercial and industrial end-users of energy (C&I end‑users). The Company’s demand response solutions are also capable of providing utilities with the underlying technology to manage their own utility-sponsored demand response programs and secure reliable demand-side resources.
Reclassifications
Effective during the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company has updated the presentation of the revenue categories on its consolidated statement of operations for the period ended March 31, 2016 to present revenue for each of these segments. The Company has reclassified prior period revenue categories to conform with the current period presentation. This reclassification had no impact on total revenue or any other income statement result. For further discussion regarding the Company's reorganization and the impact on segment reporting, please refer to Note 2.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Inter-company transactions and balances are eliminated in consolidation. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements and accompanying notes. The Company owns 60% of EnerNOC Japan K.K., for which it consolidates the results of operations and financial position in the accompanying financial statements. The remaining 40% represents a noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets and statements of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management relate to revenue recognition reserves, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, amortization methods and periods, valuation of cost-method investments, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, may vary from these estimates.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (2015 Form 10-K).
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 amends Accounting Standards Codification (ASC) 350-40, Internal Use Software, to exclude cloud-computing arrangements from its scope. The guidance was effective as of January 1, 2016 for arrangements entered into or materially modified after the effective date. The Company adopted this standard prospectively in the interim period ended March 31, 2016. The adoption of ASU 2015-05 did not have an impact on the Company's consolidated financial statements.

2. Segment Information
Effective in the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company’s Chief Operating Decision Maker (CODM), who the Company has identified as its Chief Executive Officer, primarily evaluates the business and assesses performance based on the revenue and adjusted EBITDA of the Company's Software and Demand Response segments. The Company defines segment adjusted EBITDA as segment income (loss) excluding depreciation and asset impairments, amortization of intangible assets and stock-based compensation. The Company does not allocate interest, taxes, and certain corporate-level costs to its reportable segments, as discussed further below. Management considers adjusted EBITDA to be an important indicator of the segment's operational strength and the performance of its business.
The financial results of each segment are based on revenues from external customers, cost of revenue and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites, or other operational data that contributes to the shared costs. Certain corporate-level costs have not been allocated as they are not attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance, and costs associated with corporate acquisitions and divestitures. Segment-level asset information has not been provided as such information, other than goodwill, is not reviewed by the CODM for purposes of assessing segment performance and allocating resources. There are no inter-segment sales or transactions. The accounting policies of the reportable segments are consistent with those described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company's 2015 Form 10-K.
The following is a description of the Company's two reportable segments:
Software Segment
The Software segment provides enterprises and utilities with the Company's EIS, which includes subscription software, energy procurement solutions, and professional services. The Software segment is responsible for developing and maintaining the Company's software platform; selling and marketing to enterprise and utility customers; supporting customer relationships and managing customer projects; delivering software implementations, trainings, and other professional services; and managing contracting, invoicing and collection activities related to Software customer contracts.
Demand Response Segment
The Demand Response segment provides utilities and electric power grid operators with the Company’s demand response solutions. The Demand Response segment is responsible for developing and shaping demand response markets and securing future demand response obligations; procuring MWs that are available for curtailment through arrangements with C&I end-users; installing and maintaining a network of EnerNOC site servers to collect energy data from C&I end-users for use in the management of demand response programs; providing C&I end-users and certain utility customers with software tools to manage their demand response activities; coordinating the curtailment of MWs for delivery to utilities and electric power grid operators when called upon; and financially settling with utilities, electric power grid operators, and C&I end-users.

The following table presents segment revenue and segment adjusted EBITDA, along with the reconciliation of segment adjusted EBITDA to consolidated loss before income tax:

	Three Months Ended March 31,
Revenues:	2016	2015
Software
Subscription software	$6,176	$4,487
Procurement solutions	8,933	8,621
Professional services	1,924	4,309
Total Software Revenues	17,033	17,417

Demand Response
Grid operator	26,812	23,746
Utility	9,535	9,388
Total Demand Response Segment Revenues	36,347	33,134

Consolidated Revenues	$53,380	$50,551

	Three Months Ended March 31,
	2016	2015
Segment Adjusted EBITDA:
Software adjusted EBITDA	$(18,007)	$(20,246)
Demand Response adjusted EBITDA	(3,484)	(6,416)
Total Segment adjusted EBITDA	(21,491)	(26,662)
Corporate unallocated expenses	(5,671)	(3,350)
Depreciation and asset impairments	(6,402)	(5,916)
Amortization	(3,285)	(3,918)
Stock-based compensation expense	(3,115)	(4,409)
Direct and incremental expenses of acquisitions, divestitures and restructurings	(193)	(1,382)
Noncontrolling interest expense	(31)	(4)
Interest and other income (expense), net	1,310	(6,949)
Consolidated loss before income tax	$(38,878)	$(52,590)

3. Goodwill and Intangible Assets
Goodwill
The following table shows the reallocation of goodwill to the new reportable segments and the foreign exchange impact on goodwill for the three months ended March 31, 2016:

	EnerNOC, Inc.	Demand Response	Software	Total Goodwill [1]
Balance at December 31, 2015	$39,747	$—	$—	$39,747
Transfers	(39,747)	27,391	12,356	—
Foreign Exchange	—	990	140	1,130
Balance at March 31, 2016	$—	$28,381	$12,496	$40,877
1 Accumulated impairment losses as of December 31, 2015 and March 31, 2016 were $108,763.

As discussed in Note 1, in January 2016, the Company reorganized its reporting structure and began operating as two reportable segments: Software and Demand Response. Accordingly, goodwill was reallocated from the Company's prior reporting units, which were defined as i) North America Software and Services and ii) International, to the new reporting units within the Software and Demand Response segments, as shown in the preceding table within "transfers." The reallocation was based on the relative fair value of each business group within its original reporting unit relative to the fair value of that reporting unit as of the date of the realignment. The Company concluded that goodwill was not impaired immediately preceding and following the realignment.
In future periods, the Company may be subject to factors that constitute a change in circumstances, indicating that the carrying value of goodwill could exceed fair value. These changes may consist of, but are not limited to, declines in the Company's stock price and a sustained decline the Company's market capitalization, reduced future cash flow estimates, an adverse action or assessment by a regulator and slower growth rates in the Company's industry. Any of these factors, or others, could require the Company to record a significant charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined, negatively impacting the Company's results of operations.

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of the Company's definite-lived intangible assets as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$61,719	$(28,558)	$60,938	$(26,043)
Customer contracts	8,232	(7,231)	8,042	(6,786)
Employment and non-compete agreements	3,085	(2,409)	3,055	(2,283)
Software	170	(170)	170	(170)
Developed technology	24,710	(7,872)	24,168	(6,867)
Trade name	1,096	(1,082)	1,087	(1,035)
Patents	180	(108)	180	(104)
Total	$99,192	$(47,430)	$97,640	$(43,288)
Amortization expense related to definite-lived intangible assets was $3,285 and $3,918 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for acquired developed technology, which was $861 and $990 for the three months ended March 31, 2016 and 2015, respectively, is included in cost of revenues in the consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses in the consolidated statements of operations. Definite-lived intangible asset lives range from 1 to 15 years and have a weighted average remaining life of 5.7 years at March 31, 2016.

4. Net Loss Per Share
Computation of basic and diluted net loss per share is as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
Numerator:	2016	2015
Net loss for basic earnings per share	$(40,538)	$(50,301)
ADD: Interest expense related to convertible notes	—	—
Net loss for diluted earnings per share	$(40,538)	$(50,301)

Denominator:
Basic weighted average common shares outstanding	28,806,810	28,007,756
Weighted average common stock equivalents	—	—
Diluted weighted average common shares outstanding	28,806,810	28,007,756

Basic net loss per share	$(1.41)	$(1.80)
Diluted net loss per share	$(1.41)	$(1.80)

Weighted average Anti-dilutive shares related to:
Incremental shares from assumed conversion of convertible notes	4,576,630	5,774,928
Stock options	322,245	402,104
Nonvested restricted stock	1,737,777	1,604,473
Restricted stock units	49,299	45,624
In reporting periods for which the Company reports a net loss, anti-dilutive shares consist of shares that would have been dilutive had the Company had net income, plus the number of common stock equivalents that would have been anti-dilutive had the Company had net income. In reporting periods for which the Company reports net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.
On May 27, 2015, the Company received stockholder approval to elect to settle conversions of the aggregate outstanding principal amount of its 2.25% convertible senior notes due August 15, 2019 (the Notes) by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. Under the applicable accounting standards, if an entity controls the means of settlement and past experience or a stated policy provides a reasonable basis to believe that convertible debt instruments, such as the Notes, will be partially or wholly settled in cash, the shares issuable upon conversion of those convertible debt instruments may be excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2016, the Notes are not assumed to be converted as the impact is anti-dilutive. For further information regarding the Notes, please refer to Note 6 contained in this Quarterly Report on Form 10-Q.
The Company excludes shares issued in connection with restricted stock awards from the calculation of basic weighted-average common shares outstanding until such time as those shares vest. In addition, with respect to restricted stock awards that vest based on achievement of performance conditions, because performance conditions are considered contingencies under ASC 260, Earnings Per Share, the criteria for contingent shares must first be applied before determining the dilutive effect of these types of share-based payments. Prior to the end of the contingency period, the number of contingently issuable common shares to be included in diluted weighted-average common shares outstanding is based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period (e.g., the number of shares that would be issuable based on current performance criteria) assuming the result would be dilutive.
In connection with certain business combinations, the Company issued common shares that are held in escrow. The Company excludes shares held in escrow from the calculation of basic weighted-average common shares outstanding where the release of such shares is contingent upon an event and not solely subject to the passage of time. As of March 31, 2016, the Company excluded the entire 87,483 shares of common stock held in escrow related to the acquisition of Pulse Energy Inc. in 2014.

The Company includes the 254,654 shares related to a component of the deferred purchase price consideration for the acquisition of M2M Communications Corporation in the calculation of both the basic and diluted weighted-average common shares outstanding as the shares are not subject to adjustment and the issuance of such shares is not subject to any contingency.

5. Fair Value Measurements
The Company measures the fair value of financial instruments pursuant to the guidelines of ASC 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted market prices in active markets for identical assets and liabilities (Level 1); then to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2); and then to model-based techniques that use significant assumptions that are not observable in the market (Level 3).
The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The carrying amounts of such financial instruments approximate their respective fair value due to their short-term nature. The Company also had $2,500 of cost-method investments, which are included in "Deposits and Other Assets" on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. These investments are periodically assessed for indications of a reduction in fair value that is other-than-temporary, of which there have been none to date. The Company had $126,800 of principal outstanding on the Notes at March 31, 2016 and December 31, 2015. The fair value of the Notes was approximately $89,474 and $73,624 as of March 31, 2016 and December 31, 2015, respectively, and was determined based on the quoted market price of the Notes as of those dates. The fair value of the Notes is classified as a Level 1 measurement.
The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair Value Measurement at	March 31, 2016
Assets: Money market funds (1)		$75,702	$75,702	$—	$—

Fair Value Measurement at	December 31, 2015
Assets: Money market funds (1)		$115,847	$115,847	$—	$—
Liabilities: Contingent purchase price consideration (2)		$840	$—	$—	$840

(1)
The money market funds balance included in cash and cash equivalents represents the only asset that the Company measures and records at fair value on a recurring basis. These money market funds represent excess operating cash that is invested daily into an overnight investment account.

(2)
The contingent purchase price consideration as of December 31, 2015 relates to the Company’s 2014 acquisition of Activation Energy DSU Limited and was reflected in accrued expense and other current liabilities as of December 31, 2015. The amount was paid in full in February 2016.

The following is a rollforward of the Level 3 liabilities from January 1, 2016 through March 31, 2016:

Liabilities
Balance January 1, 2016	$840
Cash payment during the period	(840)
Balance March 31, 2016	$—

6. Borrowings and Credit Arrangements
The following table shows the gross and net carrying amount of the Company's 2.25% convertible senior notes due August 2019 at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Convertible senior notes	$126,800	$126,800
Less: debt discount and issuance costs	(14,584)	(15,546)
Convertible senior notes, net	$112,216	$111,254
Credit Agreement
On August 11, 2014, the Company entered into a $30,000 senior secured revolving credit facility (the 2014 credit facility), the full amount of which may be available for issuances of letters of credit and revolving loans, pursuant to a loan and security agreement with Silicon Valley Bank (SVB). The 2014 credit facility was subsequently amended on October 23, 2014. On August 6, 2015, the Company and SVB entered into a second amendment to the 2014 credit facility to extend the termination date to August 9, 2016. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of March 31, 2016, the Company was in compliance with all of its covenants, had no outstanding borrowings and had outstanding letters of credit totaling $19,313 under the 2014 credit facility. As of March 31, 2016, there was $10,687 available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, the Company may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
Convertible Notes
On August 12, 2014, the Company sold $160,000 aggregate principal amount of 2.25% convertible senior notes due August 15, 2019 (the Notes). The Notes include customary terms and covenants, including certain events of default after which the Notes may be declared or become due and payable immediately. The Notes are convertible at an initial conversion rate of 36.0933 shares of the common stock per $1 principal amount of Notes (equivalent to an initial conversion price of approximately $27.71 per share of common stock). The Company may elect to settle conversions of Notes by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.
Upon issuance of the Notes, the Company accounted for the liability and equity components of the Notes separately to reflect a non-convertible borrowing rate. The estimated fair value of the liability component at issuance of $137,430 was determined using a discounted cash flow technique. The excess proceeds of $22,570 were allocated to the conversion feature (equity component) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. In addition, debt issuance costs were allocated to the liability and equity components based on their relative percentages and the amounts allocated to the liability component are included as part of the debt discount. The discount is being amortized to interest expense over a five-year period ending August 15, 2019 (the expected life of the liability component) using the effective interest method.
In December 2015, in privately negotiated transactions, the Company repurchased in cash $33,200 in aggregate principal amount of the outstanding Notes for a total purchase price of $19,733 plus accrued interest. The consideration was allocated to the fair value of the liability component of the repurchased Notes immediately before extinguishment. Following the repurchases, the remaining principal outstanding was $126,800.
Interest expense under the Notes is as follows:

	Three Months Ended March 31,
	2016	2015
Accretion net debt discount	$962	$1,155
2.25% accrued interest	705	880
Total interest expense from the Notes	$1,667	$2,035

7. Commitments and Contingencies
As of March 31, 2016, the Company was contingently liable under outstanding letters of credit for $19,313. The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of March 31, 2016 were $17,537 and included deposits held by certain customers of $115. These amounts primarily represent up-front payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of March 31, 2016, the Company had $546 in deferred fees for these arrangements which were included in deferred revenues. As of March 31, 2016, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $7,569.
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
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect the ultimate costs to resolve such matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

8. Stockholder's Equity
Stock-Based Compensation
The Company grants share-based awards to employees, non-employees, members of the board of directors and advisory board members. All share-based awards granted, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair value as of the date of grant.
Stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2016	2015
Selling and marketing expenses	$818	$1,643
General and administrative expenses	1,961	2,430
Research and development expenses	336	336
Total stock-based compensation expense (1)	$3,115	$4,409
(1) Stock-based compensation expense for the three months ended March 31, 2015 includes $478 related to the acquisition of World Energy that was settled with equivalent cash payments.
The Company’s Chief Executive Officer is required to receive his performance-based bonus, if achieved, in shares of the Company's common stock. During the three months ended March 31, 2016 and 2015, the Company recorded $127 and $113 of stock-based compensation expense related to this performance-based bonus.
Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	258,983	$15.27
Granted	466,000	6.21
Vested	(4,727)	9.46
Cancelled	(87,225)	19.33
Nonvested at March 31, 2016	633,031	$9.47
For non-vested restricted stock units subject to service-based vesting conditions outstanding as of March 31, 2016, the Company had $608 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.7 years. For non-vested restricted stock units subject to outstanding performance-based vesting conditions that were not probable of vesting at March 31, 2016, the Company had $1,476 of unrecognized stock-based compensation expense. If and when any additional portion of these non-vested restricted stock units are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.
Restricted Stock Awards
During the three months ended March 31, 2016, the Company granted 58,455 shares of restricted stock, 364,574 shares of restricted stock vested and 113,219 were cancelled.
Share Repurchase Activity
On August 6, 2015, the Company's Board of Directors approved a share repurchase program that enables the Company to repurchase up to $50,000 of the Company’s common stock during the period from August 9, 2015 to August 9, 2016 (the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program are expected to be made periodically as market and business conditions warrant, or under a Rule 10b5-1 plan. During the three months ended March 31, 2016, the Company did not repurchase any of its common stock under the 2015 Repurchase Program.
In connection with the vesting of restricted stock and restricted stock units under its equity incentive plans, the Company withheld 124,436 shares of its common stock during the three months ended March 31, 2016 to satisfy employee minimum statutory income tax withholding obligations which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All withheld shares became immediately available for future issuance under the Company's equity incentive plans.

9. Income Taxes
The Company recorded worldwide tax expense of $1,691 for the three months ended March 31, 2016 primarily related to tax expense recorded on foreign income for the quarter. The Company recorded a tax benefit of $2,285 for the three months ended March 31, 2015, which included a $2,268 benefit due to the release of a portion of a U.S. valuation allowance in connection with the World Energy Solutions, Inc. acquisition.
Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the three months ended March 31, 2016, the Company is able to reliably estimate the annual effective tax rate on its foreign earnings, but it is unable to reliably estimate the annual effective tax rate on its U.S. earnings.
If the Company is able to make a reliable estimate of its annual U.S. effective tax rate as of June 30, 2016, the Company expects to provide for income taxes on a current year-to-date basis. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate as of June 30, 2016, the Company expects to provide for income taxes using a methodology consistent with the approach for the three months ended March 31, 2016.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of March 31, 2016, due to the uncertainty around the realizability of certain domestic and foreign deferred tax assets, the Company continues to maintain a valuation allowance.

10. Concentration of Credit Risk
The Company's significant customers are PJM Interconnection (PJM), the Korea Power Exchange (KPX), and the Australian Energy Market Operator (AEMO), which was formerly known as the Australian Independent Market Operator Wholesale Energy Market. PJM is an electric power grid operator in the mid-Atlantic region of the United States that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish a fair and efficient market. KPX is an electric power grid operator in South Korea and AEMO is an entity that was established to administer and operate the Western Australia wholesale electricity market. Revenues from all three of these customers are included within the Demand Response operating segment.
The following table presents the Company’s significant customers.

	Three Months Ended March 31,
	2016		2015
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
AEMO	$6,955	13%	$7,279	14%
KPX	$6,921	13%	*	*
PJM	*	*	*	*
* Represents less than 10% of total revenues.
PJM, KPX and AEMO were the only customers that comprised 10% or more of the Company’s accounts receivable balance at March 31, 2016, representing 17%, 13% and 13%, respectively.
The Company currently participates in three PJM programs, which the Company refers to as Limited, Extended and Annual. Each program has a different delivery period, but the Company receives payments for all three programs ratably throughout PJM’s fiscal year, which ends May 31. The delivery period for the Limited program is June through September. The delivery period for the Extended program is June through October and then the following May. The delivery period for the Annual program is June through May. In all three programs, revenues earned could potentially be subject to adjustment or refund based on performance during the delivery period, and due to the difficultly of reliably estimating such adjustments or refunds, revenues from all three programs are deferred and recognized at the end of the applicable delivery period.
In the case of the Limited program, because the delivery period ends before the end of PJM’s fiscal year, throughout which the Company receives payments, a portion of the revenues earned are recorded and accrued as unbilled revenue. Unbilled revenue related to PJM was $27,648 and $68,859 at March 31, 2016 and December 31, 2015, respectively.
In the event the Company completely eliminates its obligation in a program through portfolio management, including participation in PJM incremental auctions, revenues related to such activity are recognized at the beginning of the delivery period.

11. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As amended, the new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted no earlier than the original effective date of the standard, which is the first quarter of fiscal 2017 for the Company. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not yet determined the method of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires that the Company evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15 and it does not believe the standard will have a material impact on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which provides new guidance on recognition and measurement of financial assets and financial liabilities. ASU 2016-01 will impact the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized in earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective January 1, 2018. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  The standard will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers- Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). ASU 2016-08 amends ASC Topic 606, Revenue from Contracts with Customers, to provide additional guidance on how an entity should determine whether it should recognize revenue as a principal or as an agent. Once adopted, ASU 2016-08 is applicable for transactions within the scope of ASU 2014-09. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company's fiscal year ending December 31, 2017, unless the Company decides to early-adopt the ASU. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers- Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 amends ASC Topic 606, Revenue from Contracts with Customers, to clarify how an entity should identify performance obligations in contracts with customers and to provide implementation guidance on licensing arrangements. Once adopted, ASU 2016-10 is applicable for transactions within the scope of ASU 2014-09. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

12. Subsequent Events
In April 2016, the Company's Board of Directors approved a plan to sell a component of the business that provides professional services to utilities with an emphasis on energy efficiency initiatives. The results of operations of this business component are included within the Software operating segment. A definitive asset purchase agreement was executed on May 3, 2016 and subject to customary closing conditions, the sale of the business component is expected to close during the three months ended June 30, 2016. The sale of the business component is not expected to qualify as a discontinued operation as the disposal of this business component will not represent a strategic shift that will have a major effect on the Company's operations and financial results. The sale of the business component is expected to generate a gain, which will be separately classified on the income statement as part of loss (income) from operations. The Company is not currently able to estimate the amount of the gain.
The net liabilities of the business component, which include accounts receivable, deferred revenue and a preliminary allocation of goodwill, were approximately $1,200 as of May 3, 2016. The final amount of goodwill assigned to the business component will be based on its relative fair value compared to the overall fair value of the reporting unit that will be retained. The assets and liabilities of the business component will be classified prospectively on the consolidated balance sheet as held for sale and will be periodically measured at fair value at each balance sheet date until the business component is sold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission, or the SEC, on March 10, 2016, or our 2015 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A - “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2015 Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview
We are a leading provider of energy intelligence software, or EIS, and demand response solutions to enterprises, utilities and electric power grid operators.
Energy Intelligence Software
Our EIS includes our subscription software, energy procurement solutions, and professional services to enterprises and utilities.
Subscription Software
Our EIS provides enterprises with a Software-as-a-Service, or SaaS, energy management application that enables them to address their most important energy challenges, including:

•	energy cost visualization, budgets, forecasts, and accruals;

•	utility bill validation and payment;

•	facility optimization, including benchmarking facilities and identifying cost savings opportunities;

•	energy project tracking;

•	reporting for energy and sustainability disclosure and compliance; and

•	peak energy demand and the related cost impacts.
Our EIS helps enterprises quickly analyze data, achieve real‑time visibility and intelligence about their organization’s energy usage, reduce operational costs, comply and report on sustainability requirements, and drive better business decisions.
In addition, our EIS provides utilities with a SaaS customer engagement application that enables them to:

•	increase customer satisfaction;

•	meet energy efficiency mandates;

•	reduce cost through lower call volume; and

•	increase revenue through more effective targeting of existing utility-sponsored programs.
Our EIS delivers shared value to both utilities and their customers by combining our deep expertise with commercial and industrial end-users of energy, or C&I end-users, with energy data analytics, machine learning, and predictive algorithms to deliver segmentation and targeting capabilities that help utilities serve their most complex market segments, including C&I end-users, and small and medium-sized enterprises.

Energy Procurement Solutions
Our EIS also provides enterprises and utilities located in restructured or deregulated markets with the ability to more effectively manage energy supplier selection and the energy procurement process by providing highly-structured auction events designed to yield transparent and competitive energy pricing. Our energy procurement application consists of an online auction platform that helps enterprises and utilities realize the best price for electricity, natural gas and other energy resources by having energy suppliers compete for their business; our procurement application also includes supplier contract management and price alert tools.
Professional Services
We offer premium professional services that support the implementation of our EIS and help our enterprise customers set their energy management strategy; our professional services offerings also include energy audits and retro-commissioning. Professional services are offered to our customers as a means to further implement and extend our technology across their organizations.
Demand Response Solutions
Our demand response solutions provide utilities and electric power grid operators with a managed service demand response resource where we match obligation, in the form of megawatts, or MWs, that we agree to deliver to utilities and/or electric power grid operators, with supply, in the form of MWs, that we are able to curtail from the electric power grid through our arrangements with C&I end-users. When we are called upon by utilities and electric power grid operators to deliver contracted capacity, we use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our network of C&I end‑user sites, making demand response capacity available to utilities and electric power grid operators on demand, while helping C&I end-users achieve energy savings, improve financial results and realize environmental benefits. We receive payments from utilities and electric power grid operators for providing our demand response solutions, and we share those payments with C&I end-users in exchange for those C&I end-users reducing their power consumption when called upon by us to do so. Our demand response solutions are also capable of providing utilities with the underlying technology to manage their own utility-sponsored demand response programs and secure reliable demand-side resources. This product consists of long‑term contracts with utilities for a technology-enabled managed service that provides utilities with real-time load monitoring, dispatching applications, customizable reports, and measurement and verification tools.
Segment Reporting
Effective in the first quarter of 2016, we began operating as two reportable segments: Software and Demand Response. This enables us to pursue distinct strategies for each business unit and to better evaluate the business unit's performance relative to those strategies. Please see Note 2 of this Quarterly Report on Form 10-Q for further information regarding our reportable segments.

Use of Non-Financial Business and Operational Data
We utilize certain non-financial business and operational data to provide additional insight into factors and opportunities relevant to our business. This non-financial business and operational data does not necessarily have any direct correlation to our financial performance. However, the non-financial business and operational data may provide observations as to the scope of, and trends related to, our operations and therefore, we believe the utilization of such data can provide insights into certain aspects of our business, such as market share and penetration, and customer adoption and depth.
The following table outlines certain non-financial business and operational data utilized as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Subscription Software Customers(1)(5)	1,100	1,100
Subscription Software ARR (in millions)(2)	$35	$33
Procurement Solutions Customers(3)(5)	2,500	2,800
Procurement Solutions ARR (in millions)(4)	$34	$35

(1) The term “Subscription Software Customers,” describes the number of our enterprise or utility customers that purchase our EIS subscription software offerings including our basic, standard, professional, and industrial packages for enterprise customers, our customer engagement application for utility customers, and various other subscription software applications.
(2) The term “Subscription Software ARR” describes the annual recurring revenue, or ARR, from our contracts with Subscription Software Customers. ARR is defined as contracted, active (non-expired or terminated as of the end of the reporting period, or within a renewal grace period) subscription-based expected billings, normalized for a one-year period, regardless of contract length. ARR is exclusive of non-recurring or one-time fees which include professional service fees, site installation or set-up, software implementation, and consulting or project-based fees.

(3) The term “Procurement Solutions Customers” describes the number of our enterprise and utility customers that purchase our EIS procurement solutions including our energy procurement auction platform, supplier management and price alert tools, and supply procurement advisory services.
(4) The term “Procurement Solutions ARR” describes the annual recurring revenue, or ARR, from our contracts with Procurement Solutions Customers. ARR is defined as all contracted, active (non-expired or terminated as of the end of the reporting period, or within a renewal grace period) recurring expected billings, normalized for a one-year period, regardless of contract length. ARR is exclusive of non-recurring or one-time fees which include professional services fees, consulting or project-based fees, and wholesale procurement.
(5) Numbers rounded to nearest hundred.
The number of Subscription Software Customers at March 31, 2016 and December 31, 2015 was approximately 1,100. Subscription Software ARR at March 31, 2016 was approximately $35 million compared to approximately $33 million at December 31, 2015. The increase in Subscription Software ARR reflects the addition of new subscription software contracts from new customers as well as expansion from existing customers, net of churned ARR from non-renewed or terminated contracts. We expect the number of Subscription Software Customers and Subscription Software ARR to generally increase over time.
The number of Procurement Solutions customers at March 31, 2016 was approximately 2,500 compared to approximately 2,800 at December 31, 2015. The decrease in Procurement Solutions Customers is consistent with our strategy to not renew certain smaller or unprofitable customers acquired through our acquisition of World Energy Solutions, Inc., or World Energy. Procurement Solutions ARR at March 31, 2016 was approximately $34 million, compared to approximately $35 million at December 31, 2015. We expect the number of Procurement Solutions Customers and Procurement Solutions ARR to generally increase over time, but the number of Procurement Solutions Customers may decrease in the near term as we continue to selectively not renew certain smaller or unprofitable customers acquired through our acquisition of World Energy.
We continually evaluate the non-financial business and operational data that we review and the relevance of this data as our business continues to evolve and, as a result, such data and information may change over time.

Consolidated Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
The following table summarizes our consolidated revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$17,033	$17,417	$(384)	(2.2)%
Demand Response	36,347	33,134	3,213	9.7%
Total	$53,380	$50,551	$2,829	5.6%
The decrease in Software revenues during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to a reduction of energy efficiency professional services revenue as a result of our divestiture of the World Energy efficiency business in the fourth quarter of 2015. The decrease in Software revenues from the divestiture was partially offset by an increase in our subscription software revenue. The increase in Demand Response revenues during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in revenues associated with our demand response program in South Korea and due to the recognition of previously deferred revenues as a result of the United States Supreme Court’s January 2016 ruling in FERC v. Electric Power Supply Association, or the FERC 745 Decision, which upheld the Federal Energy Regulatory Commission’s Order No. 745. That increase in Demand Response revenues was partially offset by lower pricing and fewer enrolled MWs in our Canadian demand response programs in Alberta. We currently expect our consolidated revenue in 2016 to be lower as compared to 2015, primarily due to lower pricing in certain demand response programs and the divestiture of certain professional services businesses. See the section entitled Segment Results of Operations below for a more detailed evaluation of segment revenue.
Gross Profit and Gross Margin
The following table summarizes our consolidated gross profit and gross margin percentages for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Three Months Ended March 31,
2016		2015
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$20,786	38.9%	$18,595	36.8%
The increase in consolidated gross profit for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in revenues associated with our demand response program in South Korea, improved performance in our demand response program in Ontario, and growth in our subscription software revenue. The increase in consolidated gross margin for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to improved performance in our demand response program in Ontario, the recognition of previously deferred revenues and costs as a result the FERC 745 Decision, and an increase in higher-margin subscription software revenue. We currently expect our consolidated gross profit in 2016 to be slightly lower, as compared to 2015, primarily as a result of the slightly lower revenue expectations with relatively consistent year-over-year gross margins.

Operating Expenses
The following table summarizes our consolidated operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Percentage
Operating expenses:	2016	2015	Change
Selling and marketing	$25,015	$28,496	(12.2)%
General and administrative	27,916	28,289	(1.3)%
Research and development	8,043	7,451	7.9%
Total operating expenses	$60,974	$64,236	(5.1)%
Selling and Marketing Expenses
The following table summarizes our consolidated selling and marketing expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Payroll and related costs	$16,320	$17,284	(5.6)%
Stock-based compensation	818	1,643	(50.2)%
Amortization of intangible assets	2,204	2,243	(1.7)%
Other	5,673	7,326	(22.6)%
Total selling and marketing expenses	$25,015	$28,496	(12.2)%
The decrease in payroll and related costs for the three months ended March 31, 2016 was primarily due to a decrease in the number of selling and marketing full-time employees from 375 at March 31, 2015 to 346 at March 31, 2016 and the non-recurrence of prior period retention bonuses to selling and marketing personnel related to World Energy. The decrease in stock-based compensation expense for the three months ended March 31, 2016 was due to a number of factors, including the timing of our annual grant of stock-based compensation awards and the fair value of our common stock on the grant date of the awards. Amortization of intangible assets was consistent with the prior year period. Other selling and marketing expenses include advertising, marketing, professional services, and a company-wide overhead cost allocation. The decrease in other selling and marketing expenses for the three months ended March 31, 2016 was primarily attributable to lower costs in the current quarter as a result of the timing of our annual EnergySmart conference. We currently expect a slight increase in selling and marketing expenses in 2016, as compared to 2015, as we continue to invest to support our growth and ongoing market expansion.
General and Administrative Expenses
The following table summarizes our consolidated general and administrative expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Payroll and related costs	$16,624	$17,749	(6.3)%
Stock-based compensation	1,961	2,430	(19.3)%
Amortization of intangible assets	220	635	(65.4)%
Other	9,111	7,475	21.9%
Total general and administrative expenses	$27,916	$28,289	(1.3)%
The decrease in payroll and related costs for the three months ended March 31, 2016 was primarily attributable to the non-recurrence of prior period retention bonuses to general and administrative personnel related to World Energy and lower travel and entertainment costs as a result of cost saving efforts, partially offset by an increase in the number of general and administrative full-time employees from 520 at March 31, 2015 to 571 at March 31, 2016. The decrease in stock-based compensation expense for the three months ended March 31, 2016 was primarily due to the timing of our annual grant of stock-based compensation awards and the fair value of our common stock on the grant date of the awards. Other general and administrative expenses include professional services, rent, depreciation and a company-wide overhead cost allocation. The increase in other general and administrative expenses for the three months ended March 31, 2016 was primarily attributable to an increase in audit, tax and professional services fees and higher software subscription fees. We currently expect a slight decrease in general and administrative expenses in 2016, as compared to 2015.

Research and Development Expenses
The following table summarizes our consolidated research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Payroll and related costs	$5,139	$4,494	14.4%
Stock-based compensation	336	336	—%
Other	2,568	2,621	(2.0)%
Total research and development marketing expenses	$8,043	$7,451	7.9%
The increase in payroll and related costs was primarily driven by an increase in the number of research and development full-time employees from 179 at March 31, 2015 to 215 at March 31, 2016. Stock-based compensation and other research and development expenses, which include technology expenses, professional services, facilities and a company-wide overhead cost allocation, were consistent with prior year. Research and development expenses are net of capitalized internal-use software development costs, which were consistent in each period. We currently expect research and development expenses in fiscal 2016 to be comparable to 2015.
Other Income (Expense), Net and Interest Expense
Other income for the three months ended March 31, 2016 was $3.1 million compared to other expenses of $4.7 million for the three months ended March 31, 2015. The increase in other income was primarily due to a strengthening of the functional currencies of our international subsidiaries against the U.S. dollar in the first quarter of 2016, which resulted in unrealized foreign currency gains on inter-company loans and receivables held by our corporate U.S. entity. In contrast, the U.S. dollar strengthened in the first quarter of 2015, resulting in unrealized foreign currency losses.
Interest expense was $1.8 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015. The decrease in interest expense was due to the retirement of a portion of our convertible notes in the fourth quarter of 2015.
Income Taxes
For the three months ended March 31, 2016, we recorded worldwide tax expense of $1.7 million, primarily related to tax expense recorded on foreign income for the quarter. For the three months ended March 31, 2015, we recorded a tax benefit of $2.3 million primarily due to the release of a portion of the U.S. valuation allowance in connection with the World Energy acquisition. For further discussion of income taxes, please refer to Note 9 contained in this Quarterly Report on Form 10-Q.

Segment Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015:
Revenues:
The following table summarizes our segment revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$17,033	$17,417	$(384)	(2.2)%
Demand Response	36,347	33,134	3,213	9.7%
Consolidated Revenues	$53,380	$50,551	$2,829	5.6%

Software Segment Revenues
The following table summarizes our Software segment revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Subscription software	$6,176	$4,487	$1,689	37.6%
Procurement solutions	8,933	8,621	312	3.6%
Professional services	1,924	4,309	(2,385)	(55.3)%
Total Software Revenues	$17,033	$17,417	$(384)	(2.2)%
The decrease in Software segment revenues during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to a reduction in energy efficiency professional services revenue as a result of our divestiture of the World Energy efficiency business in the fourth quarter of 2015. The decrease in professional services revenue was partially offset by an increase in our subscription software revenue. Procurement solutions revenues increased slightly due to sales growth, partially offset by the non-renewal of certain smaller, unprofitable customers acquired through our acquisition of World Energy. We currently expect our Software segment revenues in 2016 to be slightly lower, as compared to 2015, due to the divestitures of certain professional services businesses, partially offset by strong growth in our subscription software revenues.
Demand Response Segment Revenues
The following table summarizes our Demand Response segment revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Grid Operator	$26,812	$23,746	$3,066	12.9%
Utility	9,535	9,388	147	1.6%
Total Demand Response Revenues	$36,347	$33,134	$3,213	9.7%
The increase in Demand Response segment revenues during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in revenues from our grid operator customers. The major changes in our Demand Response revenues from grid operators for the three months ended March 31, 2016, as compared to the same period in 2015, are highlighted in the following table (in thousands):

Increase (Decrease)
Three Months Ended March 31, 2015 to March 31, 2016
South Korea (KPX)	$4,232
Alberta (AESO)	(1,883)
PJM	1,429
New York Independent System Operator (NYISO)	(535)
Other (1)	(177)
Total increase in Grid Operator Demand Response revenues	$3,066
 (1) The amounts included in ‘other’ relate to net decreases in various demand response programs, domestic and international, none of which are individually material.
The increase in revenues associated with our demand response program in South Korea was primarily due to higher enrolled MWs. The increase in PJM revenues was due to the recognition of previously deferred revenues as a result of the FERC 745 Decision. Those increases were partially offset by lower pricing and fewer enrolled MWs in our demand response programs in Alberta.

The major changes in our Demand Response revenues from utilities for the three months ended March 31, 2016, as compared to the same period in 2015, are highlighted in the following table (in thousands):

Increase (Decrease)
Three Months Ended March 31, 2015 to March 31, 2016
Salt River Project	$(869)
Consolidated Edison (Con Ed)	673
Bonneville Power (BPA)	410
Other (1)	(67)
Total increase in Utility Demand Response revenues	$147
(1) The amounts included in ‘Other’ primarily relate to various utility demand response programs and services, none of which are individually material.
The decrease in revenues associated with the Salt River Project demand response program are due to the conclusion of that program in the second quarter of 2015. The increase in revenues from Con Ed are primarily due to the recognition of a one-time participation payment.
We currently expect our Demand Response segment revenues in 2016 to be lower, as compared to 2015, due primarily to lower pricing in various demand response programs with Grid Operators.
Segment Adjusted EBITDA:
The following summarizes segment adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Software adjusted EBITDA	$(18,007)	$(20,246)
Demand Response adjusted EBITDA	$(3,484)	$(6,416)
Software Segment adjusted EBITDA
The increase in Software segment adjusted EBITDA during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to lower sales and marketing and general and administrative expenses associated with our Procurement Solutions operations. We currently expect our Software segment adjusted EBITDA to decrease in 2016, as compared to 2015, as we continue to invest to support our growth and ongoing market expansion.
Demand Response Segment adjusted EBITDA
The increase in Demand Response segment adjusted EBITDA during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in revenues, as well as a slight decrease in operating expenses primarily related to selling and marketing activities. We currently expect our Demand Response segment adjusted EBITDA to decrease in 2016, as compared to 2015, primarily due to our expectation for lower revenues.

Liquidity and Capital Resources
Overview
We have generated significant cumulative losses since inception. As of March 31, 2016, we had an accumulated deficit of $294.9 million. As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents totaling $104.4 million and our $30.0 million senior secured revolving credit facility. The decrease in cash and cash equivalents of $33.7 million from the December 31, 2015 balance of $138.1 million was principally driven by operating losses and capital expenditures. At March 31, 2016, the majority of our excess cash was invested in money market funds.
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(29,747)	$(18,452)
Cash used in investing activities	(4,609)	(80,566)
Cash used in financing activities	(672)	(1,011)
Effects of exchange rate changes on cash and cash equivalents	1,307	(1,894)
Net change in cash and cash equivalents	$(33,721)	$(101,923)
Cash Used in Operating Activities
The following table summarizes our consolidated cash flows used in operating activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(40,569)	$(50,305)
Non-cash items	12,405	18,126
Change in working capital and other activities	(1,583)	13,727
Net cash used in operating activities	$(29,747)	$(18,452)

Cash used in operating activities for the three months ended March 31, 2016 was $29.7 million and consisted of net loss of $40.6 million and net cash used in working capital and other activities of $1.6 million, which was partially offset by $12.4 million of non-cash items. The non-cash items consisted primarily of depreciation and amortization, stock-based compensation expense, unrealized foreign exchange gains, and non-cash interest expense. Net cash used in working capital and other activities of $1.6 million primarily consisted of a decrease of $32.5 million in accrued capacity payments and an increase in capitalized incremental direct customer contract costs of $11.3 million, partially offset by a decrease in unbilled revenue of $41.6 million, primarily related to the PJM demand response market.
Cash used in operating activities for the three months ended March 31, 2015 was $18.5 million and consisted of net losses of $50.3 million, which were partially offset by $13.7 million of net cash provided by working capital and other activities and $18.1 million of non-cash items, which included depreciation and amortization, stock-based compensation expense, unrealized foreign exchange transaction losses, deferred taxes and non-cash interest expense. Cash provided by working capital and other activities consisted of a decrease of $57.4 million in unbilled revenues, most of which related to the PJM demand response market, a decrease of $6.3 million in accounts receivable and an increase of $5.0 million in deferred revenue primarily related to the AEMO demand response program. These items were partially offset by a decrease of $33.0 million in accrued capacity payments, a decrease of $15.4 million in accounts payable, accrued expenses and other current liabilities, a decrease of $3.2 million in accrued payroll and related expenses, an increase in prepaid expenses and other assets of $2.3 million and an increase in other assets of $1.2 million.
Cash Used in Investing Activities
Cash used in investing activities was $4.6 million for the three months ended March 31, 2016, which consisted primarily of capital expenditures, including $2.0 million related to the capitalization of internal-use software development costs.

Cash used in investing activities was $80.6 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we made net payments of $77.6 million for business acquisitions and we made $5.2 million of capital expenditures, primarily related to software additions, including capitalized software development costs. Cash used in investing activities for the three months ended March 31, 2015 was partially offset by an increase in restricted cash of $2.2 million due to an increase in deposits principally related to the financial assurance requirements for demand response programs in which we participate.
Cash Used in Financing Activities
Cash used in financing activities was $0.7 million for the three months ended March 31, 2016 and consisted of payments made for employee restricted stock minimum tax withholdings. Cash used in financing activities was $1.0 million for the three months ended March 31, 2015 and consisted of payments made for employee restricted stock minimum tax withholdings, partially offset by cash realized from the exercise of stock options.
Borrowing and Credit Arrangements
Credit Agreement
On August 11, 2014, we entered into a $30 million senior secured revolving credit facility, or the 2014 credit facility, the full amount of which may be available for issuances of letters of credit, pursuant to a loan and security agreement with Silicon Valley Bank, or SVB. The 2014 credit facility expires on August 9, 2016. As of March 31, 2016, under the 2014 credit facility, we had no outstanding borrowings, outstanding letters of credit totaling $19.3 million, and $10.7 million available for future borrowings or additional issuances of letters of credit. For further discussion of the 2014 credit facility, please refer to Note 6 contained in this Quarterly Report on Form 10-Q.
Convertible Notes
On August 12, 2014, we sold $160 million aggregate principal amount of 2.25% convertible senior notes due August 15, 2019, which we refer to as the Notes. The Notes include customary terms and covenants, including certain events of default after which the Notes may be declared or become due and payable immediately. The Notes are convertible at an initial conversion rate of 36.0933 shares of the common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $27.71 per share of common stock). We may elect to settle conversions of Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock.
In December 2015, in privately negotiated transactions, we completed repurchases in cash of $33.2 million in aggregate principal amount of the outstanding Notes for a total purchase price of $19.7 million plus accrued interest.
We may from time to time seek to retire or purchase additional outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
For further discussion of the Notes, please refer to Note 6 contained in this Quarterly Report on Form 10-Q.
Interest expense under the Notes is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Accretion net debt discount	$962	$1,155
2.25% accrued interest	705	880
Total interest expense from Notes	$1,667	$2,035
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 7 in this Quarterly Report on Form 10-Q.
Capital Spending
We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installations related to our business. Our capital expenditures totaled $4.4 million and $5.2 million during the three months ended March 31, 2016 and 2015, respectively. We expect our capital expenditures for 2016 to exceed our capital expenditures for 2015 primarily due to expected increased site installations in support of our expected subscription software growth.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of March 31, 2016, we had outstanding letters of credit totaling $19.3 million. For information on these commitments and contingent obligations, please refer to “Liquidity and Capital Resources- Borrowings and Credit Arrangements” above and Note 6 contained in Part I to this Quarterly Report on Form 10-Q.

Additional Information

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including adjusted EBITDA and free cash flow, that exclude certain amounts. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to adjusted EBITDA is GAAP net (loss) income attributable to EnerNOC, Inc. and the GAAP measure most comparable to free cash flow is cash flows provided by (used in) operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

Use and Economic Substance of Non-GAAP Financial Measures
We use these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. We believe that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, we consider adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. In addition, we consider free cash flow to be an indicator of our operating trend and the performance of our business.
The following is an explanation of the non-GAAP measures that we utilize, including the adjustments we make as part of the non-GAAP measures:

•
Management defines adjusted EBITDA as net (loss) income attributable to EnerNOC, Inc., excluding depreciation, amortization, asset impairments, stock-based compensation, direct and incremental expenses related to acquisitions, divestitures, and restructuring activities, gains on early extinguishment of debt, interest expense, income taxes and other income (expense), net.

•
Management defines free cash flow as net cash provided by (used in) operating activities, less capital expenditures, plus net cash provided by the sale of assets or disposals of business components. Management defines capital expenditures as purchases of property and equipment, which includes capitalization of internal-use software development costs.

Material Limitations Associated with the Use of Non-GAAP Financial Measures
Adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to the financial information presented in accordance with GAAP, and should not be considered as measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies.

Consolidated Adjusted EBITDA
Consolidated adjusted EBITDA was $(27.2) million and $(30.0) million for the three months ended March 31, 2016 and 2015, respectively.

The reconciliation of consolidated adjusted EBITDA to net loss attributable to EnerNOC, Inc. is set forth below (dollars in thousands):

	Three months ended March 31,
	2016	2015
Adjusted EBITDA
Software adjusted EBITDA	$(18,007)	$(20,246)
Demand Response adjusted EBITDA	(3,484)	(6,416)
Consolidated Segment adjusted EBITDA	(21,491)	(26,662)
Corporate unallocated expenses	(5,671)	(3,350)
Consolidated adjusted EBITDA	(27,162)	(30,012)
Depreciation and asset impairments	(6,402)	(5,916)
Amortization	(3,285)	(3,918)
Stock-based compensation expense	(3,115)	(4,409)
Direct and incremental expenses of acquisitions, divestitures and restructuring [1]	(193)	(1,382)
Interest and other income (expense), net	1,310	(6,949)
(Provision for) benefit from income tax	(1,691)	2,285
Net loss attributable to EnerNOC, Inc.	$(40,538)	$(50,301)

(1)	Includes costs for third party professional services (legal, accounting, valuation) and severance.

Free Cash Flow
Cash used in operating activities were $(29.7) million and $(18.5) million for the three months ended March 31, 2016 and 2015, respectively. We had negative free cash flow of $34.1 million for the three months ended March 31, 2016 compared to negative free cash flow of $23.7 million for the three months ended March 31, 2015. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(29,747)	$(18,452)
Subtract: Purchases of property and equipment	(4,391)	(5,206)
Free cash flow	$(34,138)	$(23,658)
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
As described in our Form 2015 10-K, the most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, assumptions used to determine fair value of goodwill and intangible assets, capitalization of software development costs, deferred tax assets and related valuation allowance, and stock-based compensation. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the three months ended March 31, 2016. Readers should refer to our Form 2015 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” and Note 1 contained in Part I to this Quarterly Report on Form 10-Q for descriptions of these policies and estimates.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, please refer to Note 11 contained in Part I to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as disclosed herein, there have been no material changes during the three months ended March 31, 2016 in the foreign exchange risk information and interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Foreign Currency Exchange Risk
Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
A majority of our foreign expenses and revenue activities are transacted in local currencies, including Australian dollars, Euros, Brazilian real, British pounds, Canadian dollars, Indian rupee, Japanese yen, South Korean won and New Zealand dollars. Fluctuations in foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we maintain deposits or receivables (third party or inter-company) in a foreign currency. During the three months ended March 31, 2016 and 2015, our sales generated outside the United States were 42% and 41%, respectively. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales.
The operating expenses of our international subsidiaries that are incurred in local currencies did not have a material adverse effect on our business, results of operations or financial condition for the three months ended March 31, 2016. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against applicable foreign currencies. Our operating expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
During the three months ended March 31, 2016 and 2015, we recognized foreign exchange gains (losses) of $3.0 million and $(5.0) million, respectively. These gains and losses primarily relate to inter-company loans, largely driven by fluctuations in the Canadian dollar, Euro and Australian dollar.
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

Interest Rate Risk
We incur interest expense on borrowings outstanding under our Notes and 2014 credit facility. The Notes have fixed interest rates. The interest on revolving loans under the 2014 credit facility accrue, at our election, at either (i) the LIBOR (determined based on the per annum rate of interest at which deposits in United States dollars are offered to SVB in the London interbank market) plus 2.00%, or (ii) the “prime rate” as quoted in the Wall Street Journal with respect to the relevant interest period plus 1.00%.
As of March 31, 2016, we had no outstanding borrowings and had outstanding letters of credit totaling $19.3 million under the 2014 credit facility.
The return we earn from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

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

Internal Control over Financial Reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve such matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2015 Form 10-K. During the three months ended March 31, 2016, there were no material changes to the risk factors that were disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended March 31, 2016:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 - January 31, 2016	41,964	$3.85	—	50,000,000
February 1, 2016 - February 29, 2016	12,198	4.86	—	50,000,000
March 1, 2016 - March 31, 2016	70,274	6.50	—	50,000,000
Total for the first quarter of 2016	124,436	$5.45	—	$50,000,000

(1)
In connection with the vesting of restricted stock under our equity incentive plans, we repurchased a total of 124,436 shares of our common stock in the first quarter of fiscal 2016 to cover employee minimum statutory income tax withholding obligations, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Shares withheld (or not issued) to satisfy a tax withholding obligation in connection with an award will immediately be added to the share reserve and become available for issuance.

(2)
Average price paid per share is calculated based on the average price per share paid for the repurchase of shares under our publicly announced share repurchase program and the average price per share related to shares repurchased to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans. Amounts disclosed are rounded to the nearest two decimal places.

(3)
On August 6, 2015, our Board of Directors approved a share repurchase program that will enable us to repurchase up to $50.0 million of our common stock during the period from August 9, 2015 to August 9, 2016. Repurchases under this program are expected to be made periodically on the open market as market and business conditions warrant, or under a Rule 10b5-1 plan.

Item 6.	Exhibits

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Operating Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
@ Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date:	May 6, 2016	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date:	May 6, 2016	By:	/s/ Neil Moses
Neil Moses
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)