Form 10-Q
period 2016-06-30
ENERNOC INC
filed 2016-08-05
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 31,247,254 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2016.

EnerNOC, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$95,123	$138,120
Restricted cash	543	464
Trade accounts receivable, net of allowance for doubtful accounts of $1,026 and $947 at June 30, 2016 and December 31, 2015, respectively	33,301	43,355
Unbilled revenue	10,341	70,101
Capitalized incremental direct customer contract costs	6,857	33,917
Prepaid expenses and other current assets	13,682	7,654
Assets held for sale	7,470	—
Total current assets	167,317	293,611
Property and equipment, net of accumulated depreciation of $124,153 and $114,828 at June 30, 2016 and December 31, 2015, respectively	44,009	49,653
Goodwill	37,865	39,747
Intangible assets, net	42,831	54,352
Deferred tax assets	464	458
Deposits and other assets	5,515	5,893
Total assets	$298,001	$443,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,405	$6,002
Accrued capacity payments	47,299	104,278
Accrued payroll and related expenses	13,273	18,058
Accrued expenses and other current liabilities	15,086	20,734
Deferred revenue	14,269	55,631
Liabilities held for sale	915	—
Total current liabilities	92,247	204,703
Deferred tax liability	—	355
Deferred revenue	3,448	3,696
Other liabilities	7,591	8,763
Convertible senior notes	113,203	111,254
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 31,304,642 and 30,797,289 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	31	30
Additional paid-in capital	382,757	377,473
Accumulated other comprehensive loss	(6,768)	(8,524)
Accumulated deficit	(294,771)	(254,335)
Total EnerNOC, Inc. stockholders’ equity	81,249	114,644
Noncontrolling interest	263	299
Total stockholders’ equity	81,512	114,943
Total liabilities and stockholders’ equity	$298,001	$443,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Software	$16,232	$19,908	$33,265	$37,325
Demand Response	116,462	52,592	152,809	85,726
Total revenues	132,694	72,500	186,074	123,051
Cost of revenues	81,531	33,543	114,125	65,499
Gross profit	51,163	38,957	71,949	57,552
Operating expenses:
Selling and marketing	25,517	23,670	50,532	52,166
General and administrative	27,441	28,453	55,357	56,743
Research and development	7,634	7,735	15,677	15,186
Gain on sale of service lines and assets (Note 13)	(17,376)	(2,991)	(17,376)	(2,991)
Restructuring charges (Note 3)	3,694	—	3,694	—
Total operating expenses	46,910	56,867	107,884	121,104
Income (loss) from operations	4,253	(17,910)	(35,935)	(63,552)
Other income (expense), net	(3,421)	1,705	(334)	(2,952)
Interest expense	(1,844)	(2,240)	(3,621)	(4,532)
Loss before income tax	(1,012)	(18,445)	(39,890)	(71,036)
Benefit from (provision for) income tax	1,109	(345)	(582)	1,940
Net income (loss)	97	(18,790)	(40,472)	(69,096)
Net loss attributable to noncontrolling interest	(5)	(10)	(36)	(14)
Net income (loss) attributable to EnerNOC, Inc.	$102	$(18,780)	$(40,436)	$(69,082)
Net income (loss) attributable to EnerNOC, Inc. per common share
Basic	$0.00	$(0.66)	$(1.40)	$(2.45)
Diluted	$0.00	$(0.66)	$(1.40)	$(2.45)
Weighted average number of common shares used in computing net income (loss) per common share
Basic	29,114,200	28,327,867	28,962,021	28,172,398
Diluted	29,569,321	28,327,867	28,962,021	28,172,398
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$97	$(18,790)	$(40,472)	$(69,096)
Foreign currency translation adjustments	1,373	(108)	1,756	(2,650)
Comprehensive income (loss)	1,470	(18,898)	(38,716)	(71,746)
Comprehensive loss attributable to noncontrolling interest	(5)	(15)	(36)	(19)
Comprehensive income (loss) attributable to EnerNOC, Inc.	$1,475	$(18,883)	$(38,680)	$(71,727)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(40,472)	$(69,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,210	11,803
Amortization of acquired intangible assets	6,180	7,945
Fair value adjustment of contingent purchase price	—	409
Stock-based compensation expense	6,784	7,237
Gain on sale of service lines and assets	(17,376)	(2,991)
Impairment of property and equipment	2,574	480
Unrealized foreign exchange (gain) loss	(582)	3,344
Deferred income taxes	(253)	(2,123)
Non-cash interest expense	1,986	2,540
Other, net	1,519	356
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	8,254	10,703
Unbilled revenue	60,605	78,308
Prepaid expenses and other current assets	(5,850)	(5,820)
Capitalized incremental direct customer contract costs	27,068	(11,200)
Other noncurrent assets	401	(887)
Deferred revenue	(37,401)	9,636
Accrued capacity payments	(57,362)	(45,553)
Accrued payroll and related expenses	(4,877)	(775)
Accounts payable, accrued expenses and other current liabilities	(8,963)	(18,151)
Other noncurrent liabilities	(595)	167
Net cash used in operating activities	(46,150)	(23,668)
Cash flows from investing activities
Purchases of property and equipment	(9,111)	(11,290)
Payments made for acquisitions, net of cash acquired	(840)	(77,559)
Proceeds from sale of service lines and assets	13,157	2,991
Change in restricted cash and deposits	284	2,323
Net cash provided by (used in) investing activities	3,490	(83,535)
Cash flows from financing activities
Proceeds from exercises of stock options	8	1,017
Payments made for employee restricted stock minimum tax withholdings	(1,504)	(3,147)
Net cash used in financing activities	(1,496)	(2,130)
Effects of exchange rate changes on cash and cash equivalents	1,159	(1,463)
Net change in cash and cash equivalents	(42,997)	(110,796)
Cash and cash equivalents at beginning of period	138,120	254,351
Cash and cash equivalents at end of period	$95,123	$143,555
Supplemental disclosure of cash flow information
Cash paid for interest	$1,668	$1,992
Cash paid for income taxes	$2,002	$3,902
Non-cash financing and investing activities
Issuance of common stock in connection with acquisitions	$—	$103
Issuance of common stock in satisfaction of bonuses	$265	$865
Acquisition of property and equipment in accrued expenses	$1,151	$1,164
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
The Company’s EIS provides enterprises with a Software-as-a-Service (SaaS) energy management application that enables them to better manage and control energy costs for their organizations. The Company offers premium professional services that support the implementation of its EIS and help its enterprise customers set their energy management strategy. The Company's professional services offerings also include energy audits and retro-commissioning.
The Company’s demand response solutions provide utilities and electric power grid operators with a managed service demand response resource that matches obligation, in the form of megawatts (MWs) that the Company agrees to deliver to utilities and/or electric power grid operators, with supply, in the form of MWs that are curtailed from the electric power grid through the Company's arrangements with commercial and industrial end-users of energy (C&I end-users). The Company’s demand response solutions are also capable of providing utilities with the underlying technology to manage their own utility-sponsored demand response programs and secure reliable demand-side resources.
Reclassifications
Effective during the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company updated the presentation of the revenue categories on its consolidated statements of operations for the three and six months ended June 30, 2016 to present revenue for each of these segments. The Company has reclassified prior period revenue categories to conform with the current period presentation. This reclassification had no impact on total revenue or any other income statement result. For further discussion regarding the Company's reorganization and the impact on segment reporting, please refer to Note 2.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements and accompanying notes. The Company owns 60% of EnerNOC Japan K.K., for which it consolidates the results of operations and financial position in the accompanying financial statements. The remaining 40% represents a noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets and statements of operations.
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
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 amends Accounting Standards Codification (ASC) 350-40, Internal Use Software, to exclude cloud-computing arrangements from its scope. The guidance was effective as of January 1, 2016 for arrangements entered into or materially modified after the effective date. The Company adopted this standard prospectively on January 1, 2016 and the adoption of ASU 2015-05 did not have an impact on the Company's consolidated financial statements.

2. Segment Information
Effective in the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company’s Chief Operating Decision Maker (CODM), who is the Company's Chief Executive Officer, primarily evaluates the business and assesses performance based on the revenue and adjusted EBITDA of the Company's Software and Demand Response segments. The Company defines segment adjusted EBITDA as segment income (loss) excluding depreciation and asset impairments, amortization of intangible assets, stock-based compensation, gain on the sale of service lines and assets, and restructuring charges. In addition, the Company does not allocate interest, non-operating income (expense), taxes, and certain corporate-level costs to its reportable segments. Management considers segment adjusted EBITDA to be an important indicator of the segment's operational strength and the performance of its business.
The financial results of each segment are based on revenues from external customers, cost of revenues and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant factors, such as head count, number of customer sites, or other operational data that contributes to the shared costs. Certain corporate-level costs have not been allocated as they are not specifically attributable to either segment. These costs primarily consist of broad corporate functions, including executive, legal, finance and costs associated with acquisitions and divestitures. Segment-level asset information has not been provided as such information is not reviewed by the CODM for purposes of assessing segment performance and allocating resources. There are no intersegment sales or transactions. The accounting policies of the reportable segments are consistent with those described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company's 2015 Form 10-K.
The following is a description of the Company's two reportable segments:
Software Segment
The Software segment provides enterprises with the Company's EIS, which includes subscription software, energy procurement solutions, and professional services. The Software segment is responsible for developing and maintaining the Company's software platform; selling and marketing to enterprise customers; supporting customer relationships and managing customer projects; delivering software implementations, trainings, and other professional services; and managing contracting, invoicing and collection activities related to Software customer contracts.
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

The following table presents segment revenue and segment adjusted EBITDA, along with the reconciliation of segment adjusted EBITDA to consolidated loss before income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2016	2015	2016	2015
Software
Subscription software	$5,569	$4,831	$11,745	$9,318
Procurement solutions	8,795	8,855	17,728	17,476
Professional services	1,868	6,222	3,792	10,531
Total Software Revenues	16,232	19,908	33,265	37,325

Demand Response
Grid operator	104,673	41,545	131,485	65,291
Utility	11,789	11,047	21,324	20,435
Total Demand Response Segment Revenues	116,462	52,592	152,809	85,726

Consolidated Revenues	$132,694	$72,500	$186,074	$123,051

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Software adjusted EBITDA	$(20,030)	$(15,000)	$(38,037)	$(35,246)
Demand Response adjusted EBITDA	27,965	13,613	24,481	7,197
Total Segment adjusted EBITDA	7,935	(1,387)	(13,556)	(28,049)
Corporate unallocated expenses	(4,536)	(4,808)	(10,207)	(8,159)
Depreciation, asset impairments and amortization	(8,783)	(9,914)	(18,470)	(19,748)
Stock-based compensation expense	(3,669)	(3,321)	(6,784)	(7,730)
Gain on sale of service lines and assets	17,376	2,991	17,376	2,991
Restructuring charges	(3,694)	—	(3,694)	—
Direct and incremental expenses of acquisitions, divestitures and reorganizations	(371)	(1,461)	(564)	(2,843)
Noncontrolling interest expense	(5)	(10)	(36)	(14)
Interest and other income (expense), net	(5,265)	(535)	(3,955)	(7,484)
Consolidated loss before income tax	$(1,012)	$(18,445)	$(39,890)	$(71,036)

3. Restructuring Activities

On May 23, 2016, the Board of Directors of the Company approved a restructuring plan (the Q2 2016 Restructuring Plan) to enhance the Company’s strategic focus, deliver operational and cost efficiencies, and hold its utility customer engagement (UCE) business for sale. In addition, the Company executed other cost savings initiatives to reduce excess office space through sublease arrangements.
Workforce Reduction
On May 25, 2016, the Company notified employees of its plan to reduce the North American workforce by approximately 5%, which resulted in an employee related charge of $875 for the three and six months ended June 30, 2016. Specifically, the charge represented severance for terminated employees and retention costs for employees who will remain with the Company until the UCE business is sold. The Company expects to record $1,350 in employee related costs as part of the Q2 2016 Restructuring Plan, all of which are expected to be paid by December 31, 2016. In addition, as a result of the sale of an additional component of the business (see Note 13), the Company incurred $325 in incremental retention bonuses that are included in restructuring charges for the three and six months ended June 30, 2016.

Asset Impairment Charges
During the three months ended June 30, 2016, the Company modified a non-cancelable sublease agreement with a third party for excess office space in its corporate headquarters. In connection with this sublease, the Company determined that the associated leasehold improvements and furniture and fixtures were impaired. Accordingly, the Company recorded an impairment charge of $2,494 for the three and six months ended June 30, 2016.
The following table rolls forward restructuring activity, including severance and retention charges related to workforce reductions and business divestitures, and asset impairment charges related to lease exit activities.

Restructuring Activity
Beginning balance at January 1, 2016	$—
Employee-related restructuring charges	1,200
Cash payments	(1,082)
Adjustments	—
Ending balance included in current liabilities at June 30, 2016	$118
Asset impairment charges	$2,494
Total restructuring charges	$3,694

4. Businesses Held for Sale

The Company has concluded that the UCE business, discussed in Note 3, qualifies as “held for sale” as of June 30, 2016. The UCE business is a component of the Software segment. The Company has aggregated the assets and liabilities of the UCE business, including associated cumulative currency translation adjustments of $1,950, to determine the carrying amount of the disposal group. The Company concluded that the fair value of the UCE business exceeded its carrying amount as of June 30, 2016. See Note 7 for a discussion of fair value. The sale of UCE does not qualify as a discontinued operation as the disposal does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

The following table summarizes the assets and liabilities held for sale as of June 30, 2016. Goodwill was allocated to the disposal group as of the date the "held for sale" criteria was met based on its relative fair value to the remaining Software reporting unit.

As of June 30, 2016
Trade accounts receivable	$558
Property and equipment, consisting primarily of leasehold improvements	130
Intangible assets, including developed technology and customer relationships	5,741
Goodwill	1,041
Assets held for sale	$7,470
Accounts payable and accrued liabilities	185
Deferred revenue	624
Net deferred tax liabilities	106
Liabilities held for sale	$915

5. Goodwill and Intangible Assets
Goodwill
As discussed in Note 1, in January 2016, the Company reorganized its reporting structure and began operating as two reportable segments: Software and Demand Response. Accordingly, goodwill was reallocated from the Company's prior reporting units, which were defined as i) North America Software and Services and ii) International, to the new reporting units within the Software and Demand Response segments, as shown in the following table within "transfers".

The following table provides a roll forward of goodwill for the six months ended June 30, 2016:

	EnerNOC, Inc.	Demand Response	Software	Total Goodwill [1]
Balance at December 31, 2015	$39,747	$—	$—	$39,747
Transfers	(39,747)	27,391	12,356	—
Foreign exchange	—	378	138	516
Sale of business component (Note 13)	—	—	(1,357)	(1,357)
Allocation to assets held for sale (Note 4)	—	—	(1,041)	(1,041)
Balance at June 30, 2016	$—	$27,769	$10,096	$37,865
1 Accumulated impairment losses as of December 31, 2015 and June 30, 2016 were $108,763.

As part of its ongoing assessment as to the existence of goodwill impairment indicators, the Company considered factors such as updated long-range financial forecasts, current economic conditions, the Company's market capitalization as well as other qualitative factors. As a result of this assessment, no impairment indicators were identified at June 30, 2016. In future periods, the Company may be subject to factors that constitute a change in circumstances, indicating that the carrying value of goodwill could exceed fair value. These changes may consist of, but are not limited to, a sustained decline in the Company's market capitalization, reduced future cash flow estimates, an adverse action or assessment by a regulator and slower growth rates in the Company's industry. Any of these factors, or others, could require the Company to record a significant charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined, negatively impacting the Company's results of operations.

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of the Company's definite-lived intangible assets as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$60,325	$(29,789)	$60,938	$(26,043)
Customer contracts	8,131	(7,419)	8,042	(6,786)
Employment and non-compete agreements	2,530	(1,998)	3,055	(2,283)
Software	170	(170)	170	(170)
Developed technology	17,128	(6,144)	24,168	(6,867)
Trade name	1,057	(1,057)	1,087	(1,035)
Patents	180	(113)	180	(104)
Total	$89,521	$(46,690)	$97,640	$(43,288)
The decrease in the gross carrying amount of intangible assets as of June 30, 2016 is primarily due to the allocation of $5,741 of net intangible assets, including gross carrying amounts of $8,937 and $3,196 of accumulated amortization, to assets held for sale as discussed in Note 4. Amortization expense was $2,895 and $4,027 for the three months ended June 30, 2016 and 2015, respectively and $6,180 and $7,945 for the six months ended June 30, 2016 and 2015, respectively. Amortization expense for acquired developed technology, which was $628 and $935 for the three months ended June 30, 2016 and 2015, respectively, and $1,489 and $1,925 for the six months ended June 30, 2016 and 2015, respectively, is included in cost of revenues in the consolidated statements of operations. Amortization expense for all other intangible assets is included as a component of operating expenses. Definite-lived intangible asset lives range from 1 to 15 years and have a weighted average remaining life of 4.9 years at June 30, 2016.

6. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2016	2015	2016	2015
Net income (loss) for basic earnings per share	$102	$(18,780)	$(40,436)	$(69,082)
ADD: Interest expense related to convertible notes	—	—	—	—
Net income (loss) for diluted earnings per share	$102	$(18,780)	$(40,436)	$(69,082)

Denominator:
Basic weighted average common shares outstanding	29,114,200	28,327,867	28,962,021	28,172,398
Weighted average common stock equivalents	455,121	—	—	—
Diluted weighted average common shares outstanding	29,569,321	28,327,867	28,962,021	28,172,398

Basic net income (loss) per share	$0.00	$(0.66)	$(1.40)	$(2.45)
Diluted net income (loss) per share	$0.00	$(0.66)	$(1.40)	$(2.45)

Weighted average anti-dilutive shares related to:
Incremental shares from assumed conversion of convertible notes	4,576,630	5,774,928	4,576,630	5,774,928
Stock options	303,441	448,910	308,599	416,375
Nonvested restricted stock	2,102,692	2,134,863	2,233,510	2,078,581
Restricted stock units	113,503	42,605	544,503	77,105
On May 27, 2015, the Company received stockholder approval to elect to settle conversions of the aggregate outstanding principal amount of its 2.25% convertible senior notes due August 15, 2019 (the Notes) by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The Notes are convertible at an initial conversion rate of 36.0933 shares of the common stock per $1 principal amount of Notes and the remaining principal outstanding was $126,800 as of June 30, 2016. For the three and six months ended June 30, 2016, the Notes are not assumed to be converted as the impact is anti-dilutive. For further information regarding the Notes, please refer to Note 8.
Restricted stock awards are excluded from the calculation of basic weighted-average common shares outstanding until they vest. For restricted stock awards that vest based on achievement of performance conditions, the number of contingently issuable common shares included in diluted weighted-average common shares outstanding is based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, assuming the result would be dilutive.
In connection with the acquisition of Pulse Energy, Inc. in 2014, the Company issued 87,483 common shares that are held in escrow. The Company excludes these shares from the calculation of basic weighted-average common shares outstanding as the release of such shares is contingent upon an event and not solely subject to the passage of time.
The Company includes the 254,654 shares related to a component of the deferred purchase price consideration for the acquisition of M2M Communications Corporation in the calculation of both the basic and diluted weighted-average common shares outstanding as the shares are not subject to adjustment and the issuance of such shares is not subject to any contingency.

7. Fair Value Measurements
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

Financial Instruments and Investments
The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The carrying amounts of such financial instruments approximate their respective fair value due to their short-term nature. In addition, the Company has long-term investments in non-marketable equity securities that are accounted for as cost-method investments. These investments are not adjusted to fair value on a recurring basis but are periodically assessed for indications of a reduction in fair value that is other-than-temporary. The Company's financial instruments also include its convertible senior notes for which fair value is disclosed.
Recurring Fair Value Measurements
The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measured and Recorded Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2016
Assets: Money market funds	$79,500	$79,500	$—	$—

As of December 31, 2015
Assets: Money market funds	$115,847	$115,847	$—	$—
Liabilities: Contingent purchase price consideration (1)	$840	$—	$—	$840
(1) The contingent purchase price consideration as of December 31, 2015 relates to the Company’s 2014 acquisition of Activation Energy DSU Limited and was reflected in accrued expense and other current liabilities as of December 31, 2015. The amount was paid in full in February 2016.
The following is a rollforward of liabilities measured at fair value on a recurring basis for which the measurement is categorized as Level 3:

Liabilities
Balance January 1, 2016	$840
Cash payment during the period	(840)
Balance June 30, 2016	$—

Non-Recurring Fair Value Measurements
Cost-method investments and non-financial assets, such as intangible assets, property and equipment, and assets and liabilities held for sale, are recorded at fair value only if an impairment is recognized. The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2016. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2015.

		Fair Value Measured Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2016
Assets: Cost-method investments	$1,300	$—	$—	$1,300
The Company had $2,500 of cost-method investments included in "deposits and other assets" on the consolidated balance sheet as of December 31, 2015. During the three months ended June 30, 2016, management recorded an impairment loss of $1,200, included in "other income (expense), net", to adjust the carrying amount of cost-method investments due to a decline in fair value that was deemed to be other-than-temporary. In assessing the fair value of these investments, the Company evaluated all available information, both qualitative and quantitative, including current financial forecasts, recent or pending rounds of financing activity, and other available market data. The fair value of the investments as of June 30, 2016 was determined based on a probability-weighted assessment of liquidation scenarios relative to the investments.

As discussed in Note 3, the Company recorded a $2,494 impairment charge related to leasehold improvements and furniture and fixtures associated with subleased office space. The fair value of the asset group, for which the inputs are categorized as Level 3 on the fair value hierarchy, was determined based on the discrete cash flows of the asset group and incorporated assumptions relative to how a market participant would value the group.
As discussed in Note 4, the Company presents the UCE disposal group at the lower of its carrying amount or fair value less cost to sell. As of June 30, 2016, the fair value of the business, less cost to sell, exceeded the carrying value of the disposal group. As a result, the disposal group was not adjusted to fair value as of June 30, 2016. The Company utilized a market approach to determine the fair value of the held-for-sale disposal group using a weighted-average of non-binding offers from independent market participants. The inputs used to evaluate the fair value of the business are classified as Level 3, as these represent significant inputs that are not observable in the market.

Assets and Liabilities for which Fair Value Disclosure is Required
The Company has $126,800 of principal outstanding on its convertible senior notes (the Notes) at June 30, 2016 and December 31, 2015, respectively. The carrying value of the Notes, which includes the unamortized debt discount and issuance costs, was $113,203 and $111,254 as of June 30, 2016 and December 31, 2015, respectively and the fair value of the Notes was approximately $90,345 and $73,624 as of June 30, 2016 and December 31, 2015, respectively. The fair value was determined based on the quoted market price of the Notes as of those dates and is classified as a Level 1 measurement.

8. Borrowings and Credit Arrangements
Credit Agreement
On August 11, 2014, the Company entered into a $30,000 senior secured revolving credit facility (the 2014 credit facility), which was subsequently amended on October 23, 2014 and August 6, 2015, the full amount of which may be available for issuances of letters of credit and revolving loans, pursuant to a loan and security agreement with Silicon Valley Bank (SVB). On August 3, 2016 the Company and SVB entered into a third amendment to the 2014 credit facility to extend the maturity date from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of June 30, 2016, the Company was in compliance with all of its covenants, had no outstanding borrowings and had outstanding letters of credit totaling $19,102 under the 2014 credit facility. As of June 30, 2016, there was $10,898 available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, the Company may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
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
Upon issuance of the Notes, the Company accounted for the liability and equity components of the Notes separately to reflect a non-convertible borrowing rate. The estimated fair value of the liability component at issuance of $137,430 was determined using a discounted cash flow technique. The excess proceeds of $22,570 were allocated to the conversion feature (equity component) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. In addition, debt issuance costs were allocated to the liability and equity components based on their relative percentage. The amounts allocated to the liability component are included as part of the debt discount. The discount is being amortized to interest expense over a five-year period ending August 15, 2019 (the expected life of the liability component) using the effective interest method.
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

The following table shows the gross and net carrying amount of the Notes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Convertible senior notes	$126,800	$126,800
Less: debt discount and issuance costs	(13,597)	(15,546)
Convertible senior notes, net	$113,203	$111,254
Interest expense under the Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accretion of debt discount and issuance costs	$987	$1,198	$1,949	$2,353
2.25% accrued interest	713	900	1,418	1,780
Total interest expense from the Notes	$1,700	$2,098	$3,367	$4,133

9. Commitments and Contingencies

Letters of Credit and Performance Guarantees
As of June 30, 2016, the Company had outstanding letters of credit for $19,102. The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of June 30, 2016 were $17,271 and included deposits held by certain customers of $173. These amounts primarily represent upfront payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and has determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of June 30, 2016, the Company had $600 in deferred fees for these arrangements, which were included in deferred revenues. As of June 30, 2016, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $4,372.

Sublease Arrangements
The Company leases office space under various operating leases. The Company has entered into sublease arrangements for certain excess space related to these leased facilities. As of June 30, 2016, future non-cancelable sublease payments are $8,542 over the next four years.

Contingencies and Indemnifications
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

10. Stockholder's Equity
Stock-Based Compensation
The Company grants share-based awards to employees, consultants, members of the board of directors and advisory board members. All share-based awards granted, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair value as of the date of grant.
Stock-based compensation expense recorded in the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling and marketing expenses	$974	$308	$1,792	$1,951
General and administrative expenses	2,358	2,696	4,319	5,126
Research and development expenses	337	317	673	653
Total stock-based compensation expense (1)	$3,669	$3,321	$6,784	$7,730
(1) Stock-based compensation expense for the three and six months ended June 30, 2015 includes $15 and $493 related to the Company's acquisition of World Energy that was settled with equivalent cash payments.
The Company’s Chief Executive Officer is required to receive his performance-based bonus, if achieved, in shares of the Company's common stock. During the three and six months ended June 30, 2016, the Company recorded $127 and $253 of stock based compensation expense, respectively, related to this performance based bonus. During the three and six months ended June 30, 2015 the Company recorded $140 and $253 of stock-based compensation expense related to this performance-based bonus.
Stock Options
The following is a summary of the Company’s stock option activity during the six months ended June 30, 2016:

	Six Months Ended June 30,
	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2015	610,855	$18.93
Granted	—	—
Exercised	(15,361)	0.51
Canceled	(184,269)	26.59
Outstanding at June 30, 2016	411,225	$16.20	$591
Exercisable at end of period	401,402	$16.32	$591	1.9
Vested or expected to vest at June 30, 2016	410,361	$16.20	$591	2.0
The aggregate intrinsic value as of June 30, 2016 in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $6.32 on June 30, 2016, that would have been received by the option holders had all options holders exercised their "in-the-money" options as of that date. The total number of shares issuable upon the exercise of "in-the-money" options exercisable as of June 30, 2016 was approximately 102,784. The total intrinsic value of options exercised during the six months ended June 30, 2016 was $106. For unvested stock options outstanding as of June 30, 2016, the Company had $81 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock
The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	2,294,691	$14.20
Granted	935,355	6.87
Vested	(670,085)	13.16
Cancelled	(238,211)	13.54
Nonvested at June 30, 2016	2,321,750	$11.20
For unvested restricted stock outstanding as of June 30, 2016, the Company had $19,945 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	258,983	$15.27
Granted	565,750	6.33
Vested	(31,598)	7.58
Cancelled	(133,870)	11.70
Nonvested at June 30, 2016	659,265	$7.99
For non-vested restricted stock units subject to service-based vesting conditions outstanding as of June 30, 2016, the Company had $2,873 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.5 years. For non-vested restricted stock units subject to outstanding performance-based vesting conditions that were not probable of vesting at June 30, 2016, the Company had $1,441 of unrecognized stock-based compensation expense. If and when any additional portion of these non-vested restricted stock units are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.
Employee Stock Purchase Plan
On May 26, 2016, the Company's shareholders approved an employee stock purchase plan (the 2016 ESPP). The 2016 ESPP permits eligible employees, through payroll withholdings, to purchase shares of the Company's common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six month intervals. The Company expects that the first six month offer period will begin in November 2016. The maximum amount of shares issuable under the 2016 ESPP is 3,000,000. In any six month period, the maximum amount of shares issuable is limited to 500 shares per participant and 350,000 shares for all participants.
Share Repurchase Activity
On August 6, 2015, the Company's Board of Directors approved a share repurchase program that enables the Company to repurchase up to $50,000 of the Company’s common stock during the period from August 9, 2015 to August 9, 2016 (the 2015 Repurchase Program). During the six months ended June 30, 2016, the Company did not repurchase any of its common stock under the 2015 Repurchase Program.
In connection with the vesting of restricted stock and restricted stock units under its equity incentive plans, the Company withheld 109,299 shares of its common stock during the six months ended June 30, 2016 to satisfy employee minimum statutory income tax withholding obligations which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All withheld shares became immediately available for future issuance under the Company's equity incentive plans.

11. Income Taxes
The Company recorded a worldwide income tax benefit of $1,109 and tax expense of $582 for the three and six months ended June 30, 2016, respectively. The income tax expense for the six months ended June 30, 2016 is driven by the mix of earnings for foreign operations and reflects changes relating to valuation allowances associated with deferred tax assets for certain foreign entities. The Company recorded an income tax expense of $345 and tax benefit of $1,940 for the three and six months ended June 30, 2015, which included a $2,268 benefit due to the release of a portion of a U.S. valuation allowance in connection with the World Energy Solutions, Inc. acquisition.
Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the six months ended June 30, 2016, the Company is able to reliably estimate the annual effective tax rate on its foreign earnings, but it is unable to reliably estimate the annual effective tax rate on its U.S. earnings.
If the Company is able to make a reliable estimate of its annual U.S. effective tax rate as of September 30, 2016, the Company expects to provide for income taxes on a current year-to-date basis. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate as of September 30, 2016, the Company expects to provide for income taxes using a methodology consistent with the approach for the six months ended June 30, 2016.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of June 30, 2016, due to the uncertainty around the realizability of certain domestic and foreign deferred tax assets, the Company continues to maintain a valuation allowance.

12. Concentration of Credit Risk
The Company's significant customers are PJM Interconnection (PJM), the Korea Power Exchange (KPX), the Australian Energy Market Operator (AEMO), and the Electric Reliability Council of Texas (ERCOT). PJM is an electric power grid operator in the mid-Atlantic region of the United States that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish a fair and efficient market. KPX is an electric power grid operator in South Korea, AEMO is an entity that was established to administer and operate the Western Australia wholesale electricity market, and ERCOT is an electric power grid operator in Texas. Revenues from these customers are included within the Demand Response operating segment.
The following table presents the Company’s significant customers as of the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$83,189	62%	$17,652	24%
AEMO	*	*	7,197	10%

	Six Months Ended June 30,
	2016		2015
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$84,781	45%	$17,815	14%
AEMO	*	*	14,475	12%
* Represents less than 10% of total revenues.
AEMO, KPX, and ERCOT were the only customers that comprised 10% or more of the Company’s accounts receivable balance at June 30, 2016, representing 14%, 12%, and 10%, respectively.
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
In the case of the Limited program, because the delivery period ends before the end of PJM’s fiscal year, throughout which the Company receives payments, a portion of the revenues earned are recorded and accrued as unbilled revenue. Unbilled revenue related to PJM was $8,205 and $68,859 at June 30, 2016 and December 31, 2015, respectively.
In the event the Company completely eliminates its obligation in a program through portfolio management, including participation in PJM incremental auctions, revenues related to such activity are recognized at the beginning of the delivery period.

13. Gain on Sale of Service Lines and Assets

Gain on Sale of Service Line
On May 31, 2016, the Company sold the Utility Programs Group (UPG), a component of the business that provides professional services to utilities with an emphasis on energy efficiency initiatives. UPG was a component of the Software segment. The UPG business was sold for $14,757 in cash, of which $1,600 was placed in escrow to cover general representations and warranties. The Company included the $1,600 in "deposits and other assets" on the consolidated balance sheet. The purchase price includes an estimate of working capital and may be adjusted 90 days following the closing date based on final working capital. The Company has accrued $286 for the expected final settlement of working capital items. The sale of UPG does not qualify as a discontinued operation as the disposal does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company recognized a gain on the sale of $17,376, which is presented as a separate line on the consolidated statement of operations and is net of direct and incremental transaction costs of $75. The goodwill allocated to the component was based on its relative fair value to the portion of the Software reporting unit that will be retained.
The following table summarizes the components of the gain:

As of June 30, 2016
Sale price	$14,757
Working capital adjustments	(286)
Adjusted sale price	14,471
Less:
Net operating liabilities, consisting primarily of deferred revenue	(4,337)
Goodwill (see Note 5)	1,357
Net liabilities	(2,980)
Direct and incremental transaction costs	75
Gain on sale of service line	$17,376
Gain on Sale of Assets
On April 22, 2014, the Company entered into an agreement with a third party enterprise customer to sell its remaining two contractual demand response capacity resources related to an open market demand response program. The third party paid for the first demand response capacity resource during the three months ended June 30, 2014. During the three months ended June 30, 2015, the third party paid for the second demand response capacity resource and the Company recognized a gain on the sale of this asset equal to the purchase price of $2,991.

14. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended, the new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted no earlier than the original effective date of the standard, which is the first quarter of fiscal 2017 for the Company. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application.

Subsequent to issuing ASU 2014-09, the FASB has issued several amendments and updates to the new revenue standard. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 to provide additional guidance on how an entity should determine whether it should recognize revenue as a principal or as an agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the new revenue standard related to how an entity should identify performance obligations in contracts with customers and to provide implementation guidance on licensing arrangements. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides implementation guidance for the new revenue standard in areas such as assessing collectibility, non-cash consideration, sale taxes, and treatment of completed contacts upon adoption of the standard. These amendments are effective when the Company adopts ASU 2014-09.
The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of ASU 2014-09 and related amendments using the modified retrospective method in the first quarter of 2017. The Company's ability to early adopt using the modified retrospective method is dependent on system readiness, and the completion of analysis necessary to meet the requirements under ASU 2014-09. While management continues to assess all potential impacts of ASU 2014-09, the Company currently believes that the most significant impact of adoption relates to the enhanced level of disclosures related to revenue from contracts with customers and the accounting for demand response programs. The Company anticipates that revenue for certain demand response programs, for which revenue is currently deferred until the end of the program period, will be recognized ratably under the new revenue guidance.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires that the Company evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15 and does not believe the standard will have a material impact on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which provides new guidance on recognition and measurement of financial assets and financial liabilities. ASU 2016-01 will impact the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized in earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance is effective January 1, 2018. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company's fiscal year ending December 31, 2017, unless the Company decides to early adopt the ASU. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Credit Losses (ASU 2016-13). ASU 2016-13 provides guidance on how an entity should calculate and disclose expected credit losses related to financial assets, including trade accounts receivable. The guidance will replace the current "incurred loss" model for recording credit loss reserves. ASU 2016-13 is effective for the Company's fiscal year ending December 31, 2020 and interim periods therein. Early adoption of the ASU is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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
Energy Intelligence Software
Our EIS includes our subscription software, energy procurement solutions, and professional services.
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
Our EIS helps enterprises quickly analyze data, achieve real-time visibility into and intelligence about their organization’s energy usage, reduce operational costs, comply and report on sustainability requirements, and drive better business decisions.
Energy Procurement Solutions
Our EIS also provides enterprises and utilities located in restructured or deregulated markets with the ability to more effectively manage energy supplier selection and the energy procurement process by providing highly-structured auction events designed to yield transparent and competitive energy pricing. Our energy procurement application consists of an online auction platform that helps enterprises and utilities realize the best price for electricity, natural gas and other energy resources by having energy suppliers compete for their business. Our procurement application also includes supplier contract management and price alert tools.
Professional Services
We offer premium professional services that support the implementation of our EIS and help our enterprise customers set their energy management strategy. Our professional services offerings also include energy audits and retro-commissioning. Professional services are offered to our customers as a means to further implement and extend our technology across their organizations.

Demand Response Solutions
Our demand response solutions provide utilities and electric power grid operators with a managed service demand response resource where we match obligation, in the form of megawatts, or MWs, that we agree to deliver to utilities and/or electric power grid operators, with supply, in the form of MWs, that we are able to curtail from the electric power grid through our arrangements with C&I end-users. When we are called upon by utilities and electric power grid operators to deliver contracted capacity, we use our Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our network of C&I end-user sites, making demand response capacity available to utilities and electric power grid operators on demand, while helping C&I end-users achieve energy savings, improve financial results and realize environmental benefits. We receive payments from utilities and electric power grid operators for providing our demand response solutions, and we share those payments with C&I end-users in exchange for those C&I end-users reducing their power consumption when called upon by us to do so. Our demand response solutions are also capable of providing utilities with the underlying technology to manage their own utility sponsored demand response programs and secure reliable demand side resources. This product consists of long‑term contracts with utilities for a technology enabled managed service that provides utilities with real time load monitoring, dispatching applications, customizable reports, and measurement and verification tools.

Significant Recent Developments
During the second quarter, our Board of Directors approved a restructuring plan to enhance our strategic focus, deliver operational and cost efficiencies, and hold our utility customer engagement, or UCE, business for sale. In addition, we executed other cost savings initiatives to reduce excess office space through sublease arrangements. As a result of these actions and the divestiture of a business as noted below, we recorded a restructuring charge of $3.7 million, which includes $1.2 million for severance and retention bonuses and $2.5 million of non-cash asset impairments.
Also during the second quarter, we completed the sale of a professional services business (UPG) for net proceeds of $14.5 million and recorded a gain on the sale of $17.4 million.
We appointed Bill Sorenson as Chief Financial Officer of the Company effective August 22, 2016. Sorensen will succeed Neil Moses, who will remain employed by the Company as a special advisor until his retirement in early 2017.

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

The following table outlines certain non-financial business and operational data utilized as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Subscription Software Customers(1)(5)	1,100	1,100
Subscription Software ARR (in millions)(2)	$28	$27
Procurement Solutions Customers(3)(5)	2,300	2,800
Procurement Solutions ARR (in millions)(4)	$34	$35

(1) The term “Subscription Software Customers,” describes the number of our enterprise customers that purchase our EIS subscription software offerings including our basic, standard, professional, and industrial packages as well as various other subscription software applications. As of the reporting period ended June 30, 2016 we have removed the UCE business customers from the Subscription Software Customer count to reflect that the UCE business is currently classified as held for sale. The December 31, 2015 Subscription Software Customer count was previously reported as 1,100 and remains 1,100 without UCE business customers.
(2) The term “Subscription Software ARR” describes the annual recurring revenue, or ARR, from our contracts with Subscription Software Customers. ARR is defined as contracted, active (non-expired or terminated as of the end of the reporting period, or within a renewal grace period) subscription-based expected billings, normalized for a one-year period, regardless of contract length. ARR is exclusive of non-recurring or one-time fees which include professional service fees, site installation or set up, software implementation, and consulting or project-based fees. As of the reporting period ending June 30, 2016 we have removed our UCE business ARR from the Subscription Software ARR value to reflect that the UCE business is currently classified as held for sale. The December 31, 2015 Subscription Software ARR value was previously reported as $33 million and has been updated to $27 million to reflect the removal of the UCE business ARR as of December 31, 2015.
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
(5) Numbers rounded to nearest hundred.
The number of Subscription Software Customers at June 30, 2016 and December 31, 2015 was approximately 1,100. Subscription Software ARR at June 30, 2016 was approximately $28 million compared to approximately $27 million at December 31, 2015. The increase in Subscription Software ARR reflects the addition of new subscription software contracts from new customers as well as expansion from existing customers, net of churned ARR from non-renewed or terminated contracts. We expect the number of Subscription Software Customers and Subscription Software ARR to generally increase over time.
The number of Procurement Solutions customers at June 30, 2016 was approximately 2,300 compared to approximately 2,800 at December 31, 2015. The decrease in Procurement Solutions Customers is consistent with our strategy to not renew certain smaller or unprofitable customers acquired through our acquisition of World Energy Solutions, Inc., or World Energy. Procurement Solutions ARR at June 30, 2016 was approximately $34 million, compared to approximately $35 million at December 31, 2015. We expect the number of Procurement Solutions Customers and Procurement Solutions ARR to generally increase over time, but the number of Procurement Solutions Customers and Procurement Solutions ARR may decrease in the near term as we continue to selectively not renew certain smaller or unprofitable customers acquired through our acquisition of World Energy.
We continually evaluate the non-financial business and operational data that we review and the relevance of this data as our business continues to evolve and, as a result, such data and information may change over time.

Consolidated Results of Operations
Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Revenues
The following table summarizes our consolidated revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$16,232	$19,908	$(3,676)	(18.5)%
Demand Response	116,462	52,592	63,870	121.4%
Total	$132,694	$72,500	$60,194	83.0%
	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$33,265	$37,325	$(4,060)	(10.9)%
Demand Response	152,809	85,726	67,083	78.3%
Total	$186,074	$123,051	$63,023	51.2%
The decrease in Software revenues during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to our divestiture of the World Energy efficiency business in the fourth quarter of 2015 and the divestiture of UPG in the second quarter of 2016, both of which reduced our energy efficiency professional services revenue. This decrease was partially offset by an increase in our subscription software revenue. The increase in Demand Response revenues during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to recognition of revenues associated with our participation in PJM Interconnection's (PJM) Extended program.
Gross Profit and Gross Margin
The following table summarizes our consolidated gross profit and gross margin percentages for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Three Months Ended June 30,
2016		2015
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$51,163	38.6%	$38,957	53.7%
Six Months Ended June 30,
2016		2015
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$71,949	38.7%	$57,552	46.8%
The increase in consolidated gross profit and the decrease in consolidated gross margin for the three and six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in revenues associated with the delivery of demand response in our PJM Extended program, which had a lower gross margin than the mix of programs in 2015. We currently expect our consolidated gross profit in 2016 to be slightly lower, as compared to 2015, primarily as a result of the slightly lower revenue expectations with relatively consistent year-over-year gross margins.

Operating Expenses
The following table summarizes our consolidated operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Percentage
Operating expenses:	2016	2015	Change
Selling and marketing	$25,517	$23,670	7.8%
General and administrative	27,441	28,453	(3.6)%
Research and development	7,634	7,735	(1.3)%
Gain on sale of service lines and assets	(17,376)	(2,991)	n/m
Restructuring charges	3,694	—	n/m
Total operating expenses	$46,910	$56,867	(17.5)%
	Six Months Ended June 30,		Percentage
	2016	2015	Change
Selling and marketing	$50,532	$52,166	(3.1)%
General and administrative	55,357	56,743	(2.4)%
Research and development	15,677	15,186	3.2%
Gain on sale of service lines and assets	(17,376)	(2,991)	n/m
Restructuring charges	3,694	—	n/m
Total operating expenses	$107,884	$121,104	(10.9)%
Selling and Marketing Expenses
The following table summarizes our consolidated selling and marketing expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$15,889	$15,563	2.1%
Stock-based compensation	974	308	216.2%
Amortization of intangible assets	2,173	3,070	(29.2)%
Other	6,481	4,729	37.0%
Total selling and marketing expenses	$25,517	$23,670	7.8%
	Six Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$32,209	$32,847	(1.9)%
Stock-based compensation	1,792	1,951	(8.1)%
Amortization of intangible assets	4,377	5,313	(17.6)%
Other	12,154	12,055	0.8%
Total selling and marketing expenses	$50,532	$52,166	(3.1)%

The increase in payroll and related costs for the three months ended June 30, 2016 was primarily due to an increase in employee placement fees, travel, and training associated with bringing on new software sales representatives, partially offset by a decrease in the number of selling and marketing full-time employees from 372 at June 30, 2015 to 322 at June 30, 2016. Stock-based compensation for the three months ended June 30, 2015 includes a reversal of $0.8 million related to the cancellation of awards upon termination of employment of a former executive officer. Excluding this reversal, stock-based compensation in the current year three and six month periods is lower compared to the prior periods due to a decline in grant date fair value of stock-based awards. Amortization of intangible assets decreased in both the three and six month periods due to certain customer relationship intangible assets becoming fully amortized or classified as held for sale in the current period. Other selling and marketing expenses include advertising, marketing, professional services, and a company-wide overhead cost allocation. Other sales and marketing expenses increased in the three month period compared to the prior year due to higher conference and trade show costs and external consulting fees. Other sales and marketing expenses were relatively consistent across the six month periods. We currently expect selling and marketing expenses in fiscal 2016 to be consistent with 2015.

General and Administrative Expenses
The following table summarizes our consolidated general and administrative expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$16,832	$15,782	6.7%
Stock-based compensation	2,358	2,696	(12.5)%
Other	8,251	9,975	(17.3)%
Total general and administrative expenses	$27,441	$28,453	(3.6)%
	Six Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$33,456	$33,531	(0.2)%
Stock-based compensation	4,319	5,126	(15.7)%
Other	17,582	18,086	(2.8)%
Total general and administrative expenses	$55,357	$56,743	(2.4)%

Payroll and related costs increased in the current three month period as compared to the prior year primarily as a result of fewer professional services costs classified to cost of sales due to lower utilization as well as higher travel costs. Payroll and related costs were relatively consistent in the six month periods as compared to the prior year. The number of general and administrative full-time employees declined slightly from 547 at June 30, 2015 to 530 at June 30, 2016. The decrease in stock-based compensation expense for the current year three and six month periods as compared to the prior year was primarily due to the decline in the grant date fair value of stock-based awards. Other general and administrative expenses include professional services, rent, depreciation and a company-wide overhead cost allocation. Other expenses declined in the current three month period as compared to the prior year as a result of lower external legal costs, lower facility costs as a result of subleasing arrangements, and lower costs related to acquisitions and divestitures. We currently expect a slight decrease in general and administrative expenses in fiscal 2016, as compared to 2015.
Research and Development Expenses
The following table summarizes our consolidated research and development expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$4,752	$4,488	5.9%
Stock-based compensation	337	317	6.3%
Other	2,545	2,930	(13.1)%
Total research and development marketing expenses	$7,634	$7,735	(1.3)%
	Six Months Ended June 30,		Percentage
	2016	2015	Change
Payroll and related costs	$9,891	$8,982	10.1%
Stock-based compensation	673	653	3.1%
Other	5,113	5,551	(7.9)%
Total research and development expenses	$15,677	$15,186	3.2%
The increase in payroll and related costs for the three and six month periods as compared to the prior year was primarily driven by an increase in average salary and bonus expense per research and development full time employee, partially offset by more internal use software development costs capitalized in the current year periods as compared to the prior year. The number of research and development full time employees decreased from 206 at June 30, 2015 to 197 at June 30, 2016. Stock-based compensation was relatively consistent across both periods. Other research and development expenses, which include technology expenses, professional services, facilities and a company-wide overhead cost allocation, declined in the current three and six month periods as compared to the prior year as a result of a reduction in third party software and data storage costs. We currently expect research and development expenses in fiscal 2016 to be comparable to 2015.

Gain on Sale of Services Lines and Assets
As discussed in Note 13, during the three months ended June 30, 2016, we sold UPG, a component of the business that provides professional services to utilities, for approximately $14.5 million in cash. We recognized a gain of $17.4 million, net of direct transaction costs of $0.1 million. These gains exceeded similar gains recorded in the prior year as described below.

Also as discussed in Note 13, during the three months ended June 30, 2015, we recognized a gain of $3.0 million for payments received related to the sale of contractual demand response capacity resources.

Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2016 were $3.7 million. During the three month period ended June 30, 2016, our Board of Directors approved a restructuring plan to enhance our strategic focus, deliver operational and cost efficiencies, and to place our UCE business for sale. Restructuring charges related to these actions include $0.9 million of severance costs for terminated employees and retention costs for employees who will remain with the UCE business until it is sold. We expect to record an aggregate of $1.4 million in severance and retention bonuses related to the sale of UCE and we expect to settle all termination and retention bonuses in the current fiscal year. We expect that these restructuring activities will result in savings, through lower personnel related costs of approximately $5.0 million to $6.0 million on an annualized basis. In addition, we also recorded $0.3 million of restructuring charges related to the divestiture of UPG as noted above. Total cash restructuring charges were $1.2 million in the second quarter of 2016.

Restructuring charges for the second quarter also include non-cash impairment charges for long-lived assets related to our corporate facility. During the three months ended June 30, 2016, we modified a non-cancelable sublease agreement with a third party. We assessed the carrying value of leasehold improvements and furniture and fixtures related to the subleased space and recorded an impairment charge of $2.5 million to adjust these assets to fair value.
Other Income (Expense), Net and Interest Expense
Other expense for the three months ended June 30, 2016 was $3.4 million as compared to other income of $1.7 million for the three months ended June 30, 2015. Other expense in the current period includes a $1.2 million impairment to a cost-method investment due to a decline in fair value of the investment that is deemed to be other-than-temporary. Other expense in the three months ended June 30, 2016 also includes net unrealized foreign currency losses on intercompany loans and receivables held by our corporate U.S. entity largely due to the recent weakening of the British Pound and Euro relative to the U.S. dollar. In contrast, for the three months ended June 30, 2015, other income includes unrealized foreign currency gains that are primarily driven by the strengthening of Canadian dollar and the Euro against the U.S. Dollar.

Other expense for the six months ended June 30, 2016 was $0.3 million as compared to other expense of $3.0 million for the six months ended June 30, 2015. Other expense in the current period includes a $1.2 million impairment to a cost-method investment, partially offset by net unrealized foreign currency gains. In the current year, foreign exchange rates are relatively consistent from June 30, 2016 to December 31, 2015. In contrast, the U.S. dollar strengthened in the first half of 2015, resulting in unrealized foreign currency losses.
Interest expense was $1.8 million and $3.6 million for the three and six months ended June 30, 2016, respectively, compared to $2.2 million and $4.5 million for the three and six months ended June 30, 2015, respectively. The decrease in interest expense in the current three and six month periods as compared to the prior year was due to the retirement of a portion of our convertible notes in the fourth quarter of 2015.
Income Taxes
For the three and six months ended June 30, 2016, we recorded a worldwide tax benefit of $1.1 million and tax expense of $0.6 million, respectively. The income tax expense for the six months ended June 30, 2016 is driven by the mix of earnings for foreign operations and reflects changes relating to valuation allowances associated with deferred tax assets for certain foreign entities. For the three and six months ended June 30, 2015, we recorded a tax expense of $0.3 million and tax benefit of $1.9 million, respectively, primarily due to the release of a portion of the U.S. valuation allowance in connection with the World Energy acquisition.

Segment Results of Operations
Effective in the first quarter of 2016, we began operating as two reportable segments: Software and Demand Response. We evaluate and assess the performance of our operating segments based on revenues and adjusted EBITDA, which is the measure of segment profit or loss that is reported to our Chief Operating Decision Maker for purposes of making decisions about allocating resources to each segment and assessing its performance. We define segment adjusted EBITDA as segment income (loss) excluding depreciation and asset impairments, amortization of intangible assets, stock-based compensation, gain on the sale of service lines and assets, and restructuring charges. We do not allocate interest, non-operating income (expense), taxes, and certain corporate-level costs to our reportable segments.

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015:
Revenues:
Software Segment Revenues
The following table summarizes our Software segment revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Subscription software	$5,569	$4,831	$738	15.3%
Procurement solutions	8,795	8,855	(60)	(0.7)%
Professional services	1,868	6,222	(4,354)	(70.0)%
Total Software Revenues	$16,232	$19,908	$(3,676)	(18.5)%
	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Subscription software	11,745	9,318	$2,427	26.0%
Procurement solutions	17,728	17,476	252	1.4%
Professional services	3,792	10,531	(6,739)	(64.0)%
Total Software Revenues	$33,265	$37,325	$(4,060)	(10.9)%
The decrease in Software segment revenues during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to the divestiture of our World Energy efficiency business and the UPG business. The divestitures, both of which impacted our professional services business, occurred in the fourth quarter of 2015 and second quarter of 2016, respectively. Excluding the impact of these divestitures, Software segment revenue increased in the current three and six month periods primarily due to the organic growth in subscription software revenues. We currently expect our Software segment revenues in fiscal 2016 to be slightly lower, as compared to 2015, due to the aforementioned divestitures and the expected divestiture of our UCE business, partially offset by organic growth in our subscription software revenues.

Demand Response Segment Revenues
The following table summarizes our Demand Response segment revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Grid Operator	$104,673	$41,545	$63,128	152.0%
Utility	11,789	11,047	742	6.7%
Total Demand Response Revenues	$116,462	$52,592	$63,870	121.4%
	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Grid Operator	$131,485	$65,291	$66,194	101.4%
Utility	21,324	20,435	889	4.4%
Total Demand Response Revenues	$152,809	$85,726	$67,083	78.3%
The increase in Demand Response segment revenues during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in revenues from our grid operator customers. The major changes in our Demand Response revenues from grid operators for the three and six months ended June 30, 2016, as compared to the same periods in 2015, are highlighted in the following table (in thousands):

	Increase (Decrease)
	Three Months Ended June 30, 2015 to June 30, 2016	Six Months Ended June 30, 2015 to June 30, 2016
PJM	$65,536	$66,966
South Korea	2,680	$6,913
Alberta	(3,426)	$(5,310)
ISO New England	(2,116)	(2,169)
Other (1)	454	(206)
Total increase in Grid Operator Demand Response revenues	$63,128	$66,194
 (1) The amounts included in 'other' relate to net increases (decreases) in various demand response programs, domestic and international, none of which are individually material.

The increase in PJM revenues was primarily due to increased participation in the Extended program for the 2015/2016 delivery year, which concluded in May of 2016 and was recognized upon program conclusion. The increase in revenues associated with our South Korea program was primarily due to higher enrolled MWs in the current year. The increases in our PJM and South Korea revenues were partially offset by lower pricing and fewer enrolled MWs in our Alberta programs and lower MW obligations in our ISO New England program.

The major changes in our Demand Response revenues from utilities for the three and six months ended June 30, 2016, as compared to the same period in 2015, are highlighted in the following table (in thousands):

	Increase (Decrease)
	Three Months Ended June 30, 2015 to June 30, 2016	Six Months Ended June 30, 2015 to June 30, 2016
Pacific Gas and Electric (PG&E)	$969	$757
Consolidated Edison (Con Ed)	538	1,211
Salt River Project	(298)	(1,166)
Other (1)	(467)	87
Total increase in Utility Demand Response revenues	$742	$889
(1) The amounts included in 'other' primarily relate to various utility demand response programs and services, none of which are individually material.
The increase in revenues associated with our PG&E program was primarily due to improved performance against our MW obligation in that program. The increase in revenues associated with our Con Ed program was primarily due to a performance-based bonus payment recognized during the first quarter of 2016 as well as an increase in pricing during the second quarter of 2016. These increases were partially offset by the conclusion of the Salt River Project program in the second quarter of 2015.
We currently expect our Demand Response segment revenues in 2016 to be comparable to 2015.
Segment Adjusted EBITDA:
The following table summarizes segment adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Software adjusted EBITDA	$(20,030)	$(15,000)	$(38,037)	$(35,246)
Demand Response adjusted EBITDA	$27,965	$13,613	$24,481	$7,197
Software Segment adjusted EBITDA
For the three months ended June 30, 2016 as compared to the prior year, Software segment adjusted EBITDA decreased $5.0 million as a result of a decline in revenue, which was primarily due to a decline in professional services revenue related to divested businesses, and an increase in sales and marketing expenses. For the six months ended June 30, 2016, as compared to the same period in 2015, Software segment adjusted EBTIDA decreased $2.8 million primarily due to a decline in professional services revenues related to divested businesses, partially offset by lower sales and marketing and general and administrative expenses associated with our Procurement Solutions operations. We currently expect our Software segment adjusted EBITDA to decrease in 2016, as compared to 2015, as we continue to invest to support our growth and ongoing market expansion.
Demand Response Segment adjusted EBITDA
For the three and six months ended June 30, 2016 as compared to the prior year, Demand Response segment adjusted EBITDA increased $14.4 million and $17.3 million, respectively. The increase in both periods was primarily due to an increase in grid operator revenues primarily related to increased participation in the PJM Extended program, partially offset by a decrease in gross margin as well as a slight increase in operating expenses primarily related to selling and marketing activities.We currently expect our Demand Response segment adjusted EBITDA in 2016 to be comparable to 2015.

Liquidity and Capital Resources
Overview
We have generated significant cumulative losses since inception. As of June 30, 2016, we had an accumulated deficit of $294.8 million. As of June 30, 2016, our principal sources of liquidity were our cash and cash equivalents totaling $95.1 million and our $30.0 million senior secured revolving credit facility. The decrease in cash and cash equivalents of $43.0 million from the December 31, 2015 balance of $138.1 million was principally driven by net losses of $40.5 million. At June 30, 2016, the majority of our excess cash was invested in money market funds.
Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(46,150)	$(23,668)
Cash provided by (used in) investing activities	3,490	(83,535)
Cash used in financing activities	(1,496)	(2,130)
Effects of exchange rate changes on cash and cash equivalents	1,159	(1,463)
Net change in cash and cash equivalents	$(42,997)	$(110,796)
Cash Used in Operating Activities
The following table summarizes our consolidated cash flows used in operating activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net loss	$(40,472)	$(69,096)
Non-cash items	30,418	31,991
Gain on sale of services lines and assets	(17,376)	(2,991)
Change in working capital and other activities	(18,720)	16,428
Net cash used in operating activities	$(46,150)	$(23,668)
Cash used in operating activities for the six months ended June 30, 2016 was $46.2 million and consisted of net losses of $40.5 million, gains on the sale of service lines and assets of $17.4 million, and net cash used in working capital and other activities of $18.7 million, partially offset by $30.4 million of non-cash items. The non-cash items consisted primarily of depreciation, impairment and amortization, stock-based compensation expense, unrealized foreign exchange gains, and non-cash interest expense. Net cash used in working capital and other activities of $18.7 million primarily consisted of a decrease in accounts payable, accrued expenses and accrued payroll and related expenses, and an increase in prepaid expenses and other current assets.
Cash used in operating activities for the six months ended June 30, 2015 was $23.7 million and consisted of net losses of $69.1 million, which were partially offset by $16.4 million of net cash provided by working capital and other activities and $32.0 million of non-cash items. Cash provided by working capital and other activities consisted of a decrease of $78.3 million in unbilled revenues, most of which related to the PJM demand response market, a decrease of $10.7 million in accounts receivable, and an increase of $9.6 million in deferred revenue primarily related to the AEMO demand response program. These items were partially offset by an increase in capitalized incremental direct customer costs of $11.2 million, a decrease of $45.6 million in accrued capacity payments, a decrease of $18.2 million in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other assets of $5.8 million.
Cash Provided By (Used In) Investing Activities
Cash provided by investing activities was $3.5 million for the six months ended June 30, 2016, which consisted primarily of $13.2 million in cash received for the sale of a component of the business, partially offset by capital expenditures of $9.1 million including $4.4 million for the capitalization of internal-use software development costs.
Cash used in investing activities was $83.5 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we made net payments of $77.6 million for business acquisitions and we made $11.3 million of capital expenditures, primarily related to software additions, including capitalized software development costs. Those cash outflows for the six months ended June 30, 2015 were partially offset by an increase in restricted cash of $2.3 million due to an increase in deposits principally related to the financial assurance requirements for demand response programs in which we participate.
Cash Used in Financing Activities
Cash used in financing activities was $1.5 million for the six months ended June 30, 2016 and consisted primarily of payments made for employee restricted stock minimum tax withholdings. Cash used in financing activities was $2.1 million for the six months ended June 30, 2015 and consisted of payments made for employee restricted stock minimum tax withholdings, partially offset by cash received from the exercise of stock options.
Borrowing and Credit Arrangements
Credit Agreement
On August 11, 2014, we entered into a $30 million senior secured revolving credit facility, or the 2014 credit facility, which was subsequently amended on October 23, 2014 and August 6, 2015, the full amount of which may be available for issuances of letters of credit and revolving loans pursuant to a loan and security agreement with Silicon Valley Bank, or SVB. On August 3, 2016 the 2014 credit facility was amended to extend the maturity date from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of June 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $19.1 million under the 2014 credit facility. As of June 30, 2016, there was $10.9 million available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. For further discussion of the 2014 credit facility, please refer to Note 8 contained in this Quarterly Report on Form 10-Q.
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
For further discussion of the Notes, please refer to Note 8 contained in this Quarterly Report on Form 10-Q.
Interest expense under the Notes is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accretion of debt discount and issuance costs	$987	$1,198	$1,949	$2,353
2.25% accrued interest	713	900	1,418	1,780
Total interest expense from Notes	$1,700	$2,098	$3,367	$4,133
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 9 in this Quarterly Report on Form 10-Q.
Capital Spending
We have made capital expenditures primarily for general corporate purposes to support our growth and for equipment installations related to our business. Our capital expenditures totaled $9.1 million and $11.3 million during the six months ended June 30, 2016 and 2015, respectively. We expect our capital expenditures for 2016 to be relatively comparable to 2015.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of June 30, 2016, we had outstanding letters of credit totaling $19.1 million. For information on these commitments and contingent obligations, please refer to “Liquidity and Capital Resources- Borrowings and Credit Arrangements” above and Note 8 contained in Part I to this Quarterly Report on Form 10-Q.

Additional Information

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including consolidated adjusted EBITDA and free cash flow, that exclude certain amounts. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to consolidated adjusted EBITDA is GAAP net income (loss) attributable to EnerNOC, Inc. and the GAAP measure most comparable to free cash flow is cash flows provided by (used in) operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

Use and Economic Substance of Non-GAAP Financial Measures
We use these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. We believe that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, we consider consolidated adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. In addition, we consider free cash flow to be an indicator of our operating trend and the performance of our business.
The following is an explanation of the non-GAAP measures that we utilize, including the adjustments we make as part of the non-GAAP measures:

•
Management defines consolidated adjusted EBITDA as net income (loss) attributable to EnerNOC, Inc., excluding depreciation, asset impairments and amortization, stock-based compensation, gain on the sale of service lines and assets, direct and incremental expenses related to acquisitions and divestitures, restructuring charges, gains on early extinguishment of debt, interest expense, income taxes and other income (expense), net.

•
Management defines free cash flow as net cash provided by (used in) operating activities, less capital expenditures. Management defines capital expenditures as purchases of property and equipment, which includes capitalization of internal-use software development costs.

Material Limitations Associated with the Use of Non-GAAP Financial Measures
Consolidated adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to the financial information presented in accordance with GAAP, and should not be considered as measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies.

Consolidated Adjusted EBITDA
Consolidated adjusted EBITDA was $3.4 million and $(6.2) million for the three months ended June 30, 2016 and 2015, respectively. Consolidated adjusted EBITDA was $(23.8) million and $(36.2) million, respectively, for the six months ended June 30, 2016 and 2015.

The reconciliation of consolidated adjusted EBITDA to net loss attributable to EnerNOC, Inc. is set forth below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Software adjusted EBITDA	$(20,030)	$(15,000)	$(38,037)	$(35,246)
Demand Response adjusted EBITDA	27,965	13,613	24,481	7,197
Corporate unallocated expenses	(4,536)	(4,808)	(10,207)	(8,159)
Consolidated adjusted EBITDA [1]	3,399	(6,195)	(23,763)	(36,208)
Depreciation, asset impairments and amortization	(8,783)	(9,914)	(18,470)	(19,748)
Stock-based compensation expense	(3,669)	(3,321)	(6,784)	(7,730)
Gain on sale of service lines and assets	17,376	2,991	17,376	2,991
Restructuring charges	(3,694)	—	(3,694)	—
Direct and incremental expenses of acquisitions, divestitures and reorganizations [2]	(371)	(1,461)	(564)	(2,843)
Interest and other income (expense), net	(5,265)	(535)	(3,955)	(7,484)
Benefit from (provision for) income tax	1,109	(345)	(582)	1,940
Net income (loss) attributable to EnerNOC, Inc.	$102	$(18,780)	$(40,436)	$(69,082)

(1)	Consolidated adjusted EBITDA excludes gain on the sale of service lines and assets. Prior period results have been updated to conform with current period presentation.

(2)
Includes costs that are direct and incremental to business acquisitions and divestitures, including third party professional fees for legal, accounting and valuation services, as well as employee related costs associated with reorganizing the business.

Free Cash Flow
Cash used in operating activities was $16.4 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively and $46.2 million and $23.7 million for the six months ended June 30, 2016 and 2015, respectively. We had negative free cash flow of $21.1 million for the three months ended June 30, 2016 compared to negative free cash flow of $11.3 million for the three months ended June 30, 2015. We had negative free cash flow of $55.3 million for the six months ended June 30, 2016 compared to negative free cash flow of $35.0 million for the six months ended June 30, 2015. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash used in operating activities	$(16,403)	$(5,216)	$(46,150)	$(23,668)
Subtract: Purchases of property and equipment	(4,720)	(6,084)	(9,111)	(11,290)
Free cash flow [1]	$(21,123)	$(11,300)	$(55,261)	$(34,958)

(1)	Free cash flow does not include cash received for the sale of service lines and assets. Prior period results have been updated to conform with current period presentation.

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
As described in our Form 2015 10-K, the most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, assumptions used to determine fair value of goodwill and intangible assets, capitalization of software development costs, deferred tax assets and related valuation allowance, and stock-based compensation. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the six months ended June 30, 2016. Readers should refer to our Form 2015 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” and Note 1 contained in Part I to this Quarterly Report on Form 10-Q for descriptions of these policies and estimates.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, please refer to Note 14 contained in Part I to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as disclosed herein, there have been no material changes during the six months ended June 30, 2016 in the foreign exchange risk information and interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Foreign Currency Exchange Risk
Our international business is subject to risks, including, but not limited to unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
A majority of our foreign expenses and revenue activities are transacted in local currencies, including Australian dollars, Euros, Brazilian real, British pounds, Canadian dollars, Indian rupee, Japanese yen, South Korean won and New Zealand dollars. Fluctuations in foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency fluctuations can result in a loss if we maintain deposits or receivables (third party or intercompany) in a foreign currency. During the three and six months ended June 30, 2016 our sales generated outside the United States were 15% and 23%, respectively as compared to the three and six months ended June 30, 2015 where our sales generated outside the United States were 29% and 34%, respectively. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales.
The operating expenses of our international subsidiaries that are incurred in local currencies did not have a material adverse effect on our business, results of operations or financial condition for the three and six months ended June 30, 2016. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against applicable foreign currencies. Our operating expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
In June 2016, the citizens of the United Kingdom (UK) voted to leave the European Union (EU), an event that is commonly referred to as "Brexit." The near term result of Brexit was a weakening of the British Pound (GBP) relative to the U.S. Dollar and other currencies. Our operations in the UK are not significant and comprise less than 1% of our revenue and 2% of operating expenses. EnerNOC Inc. maintains intercompany loans with our UK affiliates. The weakening of the GBP resulted in unrealized foreign exchange losses of approximately $2 million for the quarter ended June 30, 2016.
During the three months ended June 30, 2016 and 2015, we recognized foreign exchange gains (losses) of ($2.3) million and $1.7 million, respectively. During the six months ended June 30, 2016 and 2015, we recognized foreign exchange gains (losses) of $0.4 million and ($3.3) million, respectively. These gains and losses primarily relate to intercompany loans, largely driven by fluctuations in the Canadian dollar, Euro, and Australian dollar as well as the impact of Brexit on the GBP.
We currently do not have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. We are evaluating certain potential programs, including the use of derivative financial instruments, to reduce our exposure to foreign exchange gains and losses, and the volatility of future cash flows caused by changes in currency exchange rates. The utilization of forward foreign currency contracts could reduce, but not eliminate, the impact of currency exchange rate movements.

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
As of June 30, 2016, we had no outstanding borrowings and had outstanding letters of credit totaling $19.1 million under the 2014 credit facility.
The return we earn from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

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
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2015 Form 10-K. During the six months ended June 30, 2016, there were no material changes to the risk factors that were disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended June 30, 2016:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2016 - April 30, 2016	86,803	$7.72	—	$50,000,000
May 1, 2016 - May 31, 2016	4,550	6.82	—	50,000,000
June 1, 2016 - June 30, 2016	17,946	6.95	—	50,000,000
Total for the second quarter of 2016	109,299	$7.56	—	$50,000,000

(1)
In connection with the vesting of restricted stock under our equity incentive plans, we repurchased a total of 109,299 shares of our common stock in the second quarter of fiscal 2016 to cover employee minimum statutory income tax withholding obligations, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Shares withheld (or not issued) to satisfy a tax withholding obligation in connection with an award will immediately be added to the share reserve and become available for issuance.

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

(3)
On August 6, 2015, our Board of Directors approved a share repurchase program that will enable us to repurchase up to $50.0 million of our common stock during the period from August 9, 2015 to August 9, 2016. Repurchases under this program can be made on the open market as market and business conditions warrant, or under a Rule 10b5-1 plan.

Item 6.	Exhibits

10.1@
Offer Letter, dated as of June 22, 2016, between EnerNOC, Inc. and William Sorenson, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2016 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.1

10.2@
Form of Severance Agreement, by and between EnerNOC, Inc. and William Sorenson, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2016 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.2

10.3@
EnerNOC, Inc. 2016 Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2016 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.3

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

101*
The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
@ Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date:	August 4, 2016	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date:	August 4, 2016	By:	/s/ Neil Moses
Neil Moses
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)