Form 10-Q
period 2016-09-30
ENERNOC INC
filed 2016-11-04
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 30,906,610 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2016.

EnerNOC, Inc.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$81,499	$138,120
Restricted cash	732	464
Trade accounts receivable, net of allowance for doubtful accounts of $946 and $947 at September 30, 2016 and December 31, 2015, respectively	56,967	43,355
Unbilled revenue	72,123	70,101
Capitalized incremental direct customer contract costs	1,389	33,917
Prepaid expenses and other current assets	15,147	7,654
Total current assets	227,857	293,611
Property and equipment, net of accumulated depreciation of $127,762 and $114,828 at September 30, 2016 and December 31, 2015, respectively	43,098	49,653
Goodwill	38,258	39,747
Intangible assets, net	40,391	54,352
Deposits and other assets	3,852	6,351
Total assets	$353,456	$443,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973	$6,002
Accrued capacity payments	80,582	104,278
Accrued payroll and related expenses	16,699	18,058
Accrued expenses and other current liabilities	13,419	20,734
Deferred revenue	9,436	55,631
Total current liabilities	121,109	204,703
Deferred revenue	3,305	3,696
Other liabilities	7,415	9,118
Convertible senior notes	114,205	111,254
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 31,098,291 and 30,797,289 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	31	30
Additional paid-in capital	385,071	377,473
Accumulated other comprehensive loss	(3,790)	(8,524)
Accumulated deficit	(274,146)	(254,335)
Total EnerNOC, Inc. stockholders’ equity	107,166	114,644
Noncontrolling interest	256	299
Total stockholders’ equity	107,422	114,943
Total liabilities and stockholders’ equity	$353,456	$443,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Software	$18,729	$18,028	$51,994	$55,353
Demand Response	149,052	199,296	301,861	285,022
Total revenues	167,781	217,324	353,855	340,375
Cost of revenues	96,965	143,146	211,090	208,645
Gross profit	70,816	74,178	142,765	131,730
Operating expenses:
Selling and marketing	20,008	22,397	70,540	74,563
General and administrative	20,331	26,707	75,688	83,450
Research and development	6,352	6,626	22,029	21,812
Gains on sale of businesses (Note 4)	(2,229)	—	(19,605)	(2,991)
Restructuring charges (Note 3)	2,933	—	6,627	—
Total operating expenses	47,395	55,730	155,279	176,834
Income (loss) from operations	23,421	18,448	(12,514)	(45,104)
Other expense, net	(279)	(2,814)	(613)	(5,766)
Interest expense	(1,835)	(2,253)	(5,456)	(6,785)
Income (loss) before income tax	21,307	13,381	(18,583)	(57,655)
Benefit from (provision for) income tax	(689)	(417)	(1,271)	1,523
Net income (loss)	20,618	12,964	(19,854)	(56,132)
Net loss attributable to noncontrolling interest	(7)	(23)	(43)	(37)
Net income (loss) attributable to EnerNOC, Inc.	$20,625	$12,987	$(19,811)	$(56,095)
Net income (loss) attributable to EnerNOC, Inc. per common share
Basic	$0.70	$0.46	$(0.68)	$(1.98)
Diluted	$0.65	$0.44	$(0.68)	$(1.98)
Weighted average number of common shares used in computing net income (loss) per common share
Basic	29,349,772	28,507,939	29,188,693	28,282,647
Diluted	34,326,256	34,623,574	29,188,693	28,282,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$20,618	$12,964	$(19,854)	$(56,132)
Foreign currency translation adjustments	575	(2,069)	2,331	(4,719)
Reclassification of cumulative translation adjustments due to liquidation of a foreign entity (Note 4)	2,403	—	2,403	—
Comprehensive income (loss)	23,596	10,895	(15,120)	(60,851)
Comprehensive loss attributable to noncontrolling interest	(7)	(24)	(43)	(43)
Comprehensive income (loss) attributable to EnerNOC, Inc.	$23,603	$10,919	$(15,077)	$(60,808)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(19,854)	$(56,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,095	17,652
Amortization of acquired intangible assets	8,694	11,607
Stock-based compensation	10,236	10,890
Gains on sale of businesses, excluding transaction costs	(20,405)	(2,991)
Impairment of property and equipment	2,593	495
Unrealized foreign exchange (gain) loss	(766)	6,010
Deferred income taxes	(80)	(2,271)
Non-cash interest expense	3,007	3,791
Other, net	818	547
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	(14,873)	(13,199)
Unbilled revenue	(1,189)	(14,429)
Prepaid expenses and other current assets	(4,166)	(7,353)
Capitalized incremental direct customer contract costs	32,644	(12,766)
Other noncurrent assets	737	(844)
Deferred revenue	(42,000)	23,017
Accrued capacity payments	(24,466)	39,367
Accrued payroll and related expenses	(1,481)	(2,692)
Accounts payable, accrued expenses and other current liabilities	(10,476)	(19,462)
Other noncurrent liabilities	(956)	537
Net cash used in operating activities	(64,888)	(18,226)
Cash flows from investing activities
Purchases of property and equipment and capitalization of internal use software costs	(13,688)	(17,724)
Payments made for acquisitions, net of cash acquired	(840)	(77,559)
Proceeds from sale of businesses	23,157	2,991
Change in restricted cash and deposits	212	3,411
Net cash provided by (used in) investing activities	8,841	(88,881)
Cash flows from financing activities
Proceeds from convertible debt offering	—	400
Proceeds from exercises of stock options	10	1,074
Payments made for employee restricted stock minimum tax withholdings	(1,937)	(3,805)
Debt issuance costs	(75)	—
Net cash used in financing activities	(2,002)	(2,331)
Effects of exchange rate changes on cash and cash equivalents	1,428	(2,973)
Net change in cash and cash equivalents	(56,621)	(112,411)
Cash and cash equivalents at beginning of period	138,120	254,351
Cash and cash equivalents at end of period	$81,499	$141,940
Supplemental disclosure of cash flow information
Cash paid for interest	$2,497	$2,993
Cash paid for income taxes	$1,977	$4,046
Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$103
Issuance of common stock in satisfaction of bonuses	$265	$865
Acquisition of property and equipment in accrued expenses	$483	$1,940
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
The Company’s demand response solutions provide utilities and electric power grid operators with a managed service demand response resource that matches obligation in the form of megawatts (MWs) that the Company agrees to deliver to utilities and/or electric power grid operators, with supply, in the form of MWs that are curtailed from the electric power grid through the Company's arrangements with commercial and industrial end-users of energy (C&I end-users). The Company’s demand response solutions are also capable of providing utilities with the underlying technology to manage their own utility-sponsored demand response programs and secure reliable demand-side resources.
Reclassifications
Effective during the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company updated the presentation of the revenue categories on its consolidated statements of operations for the three and nine months ended September 30, 2016 to present revenue for each of these segments. The Company has reclassified prior period revenue categories to conform to the current period presentation. This reclassification had no impact on total revenue or any other income statement result. For further discussion regarding the Company's reorganization and the impact on segment reporting, please refer to Note 2.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements and accompanying notes. The Company owns 60% of EnerNOC Japan K.K., for which it consolidates the results of operations and financial position in the accompanying financial statements. The remaining 40% represents a noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets and statements of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management relate to revenue recognition reserves, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, amortization methods and periods, valuation of cost-method investments, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and the recoverability of the Company’s net deferred tax assets and related valuation allowance. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, may vary from these estimates.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (2015 Form 10-K).
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 amends Accounting Standards Codification (ASC) 350-40, Internal Use Software, to exclude cloud-computing arrangements from its scope. The guidance was effective as of January 1, 2016 for arrangements entered into or materially modified after the effective date. The

Company adopted this standard prospectively on January 1, 2016 and the adoption of ASU 2015-05 did not have a material impact on the Company's consolidated financial statements.

2. Segment Information
Effective in the first quarter of 2016, the Company began operating as two reportable segments: Software and Demand Response. The Company’s Chief Operating Decision Maker (CODM), who is the Company's Chief Executive Officer, primarily evaluates the business and assesses performance based on the revenue and adjusted EBITDA of the Company's Software and Demand Response segments. The Company defines segment adjusted EBITDA as segment income (loss) from operations excluding depreciation, amortization and asset impairments; stock-based compensation and restructuring charges. In addition, the Company does not allocate to its operating segments certain corporate level expenses; gains on the sale of businesses; and direct and incremental expenses and gains associated with acquisitions, divestitures, reorganizations and settlements. Management considers segment adjusted EBITDA to be an important indicator of the segments' operational strength and the performance of its businesses.
The financial results of each segment are based on revenues from external customers, cost of revenues and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant cost drivers, such as head count, number of customer sites, or other operational data that contributes to the shared costs. Certain corporate level expenses, including executive, legal, and finance, have not been allocated as they are not attributable to either segment. Segment level asset information has not been provided as such information is not reviewed by the CODM for purposes of assessing segment performance and allocating resources. There are no intersegment sales or transactions. The accounting policies of the reportable segments are consistent with those described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company's 2015 Form 10-K.
Software Segment
The Software segment provides enterprises with the Company's EIS, which includes subscription software, energy procurement solutions, and professional services. The Software segment is responsible for developing and maintaining the Company's software platform; selling and marketing to enterprise customers; supporting customer relationships and managing customer projects; delivering software implementations, trainings, and other professional services; and managing contracts, invoicing and collection activities related to Software customer contracts.
Demand Response Segment
The Demand Response segment provides utilities and electric power grid operators with the Company’s demand response solutions. The Demand Response segment is responsible for developing and shaping demand response markets and securing future demand response obligations; procuring MWs that are available for curtailment through arrangements with C&I end-users; installing and maintaining a network of EnerNOC site servers to collect energy data for use in the management of demand response programs and to support the Company's subscription software offerings; providing C&I end-users and certain utility customers with software tools to manage their demand response activities; coordinating the curtailment of MWs for delivery to utilities and electric power grid operators when called upon; and financially settling with utilities, electric power grid operators, and C&I end-users.

The following table presents segment revenue and segment adjusted EBITDA, along with the reconciliation of segment adjusted EBITDA to consolidated income (loss) before income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2016	2015	2016	2015
Software
Subscription software	$7,221	$4,916	$18,966	$14,234
Procurement solutions	9,840	8,398	27,568	25,874
Professional services	1,668	4,714	5,460	15,245
Total Software Revenue	18,729	18,028	51,994	55,353

Demand Response
Grid operator	121,500	171,928	252,985	237,281
Utility	27,552	27,368	48,876	47,741
Total Demand Response Revenue	149,052	199,296	301,861	285,022

Consolidated Revenue	$167,781	$217,324	$353,855	$340,375

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Software adjusted EBITDA	$(10,583)	$(13,842)	$(48,620)	$(49,088)
Demand Response adjusted EBITDA	46,299	49,433	70,780	56,630
Total Segment adjusted EBITDA	35,716	35,591	22,160	7,542
Reconciliation to consolidated income (loss) before income tax
Corporate unallocated expenses	(4,239)	(3,884)	(14,446)	(12,043)
Depreciation, amortization and asset impairments (1)	(7,418)	(9,511)	(25,888)	(29,259)
Stock-based compensation	(3,452)	(3,655)	(10,236)	(11,385)
Restructuring charges (Note 3)	(2,933)	—	(6,627)	—
Gains on sale of businesses (Note 4)	2,229	—	19,605	2,991
Direct and incremental (expenses) gains associated with acquisitions, divestitures, reorganizations and settlements (2)	3,525	(70)	2,961	(2,913)
Noncontrolling interest expense	(7)	(23)	(43)	(37)
Interest and other income (expense), net	(2,114)	(5,067)	(6,069)	(12,551)
Consolidated income (loss) before income tax	$21,307	$13,381	$(18,583)	$(57,655)
(1) Includes impairments of equipment excluded from restructuring charges.
(2) Includes expenses that are direct and incremental to business acquisitions and divestitures, including third party professional fees for legal, accounting and valuation services; employee related costs associated with reorganizing the business; and a gain recorded in the three and nine months ended September 30, 2016 associated with the recovery of an escrow settlement claim as further described in Note 9.

3. Restructuring Activities

On May 23, 2016, the Board of Directors of the Company approved a restructuring plan (the Q2 2016 Restructuring Plan) to reduce its North American workforce by approximately 5% in order to enhance the Company’s strategic focus, deliver operational and cost efficiencies, and hold its utility customer engagement (UCE) business for sale. On September 21, 2016, the Board of Directors of the Company approved a restructuring plan (the Q3 2016 Restructuring Plan) to reduce the Company's global workforce by approximately 15% in order to materially reduce operating expenses, primarily related to the Company’s subscription-based energy intelligence software business.

Workforce Reduction
The Q2 2016 Restructuring Plan resulted in employee related charges of $271 and $1,146 for the three and nine months ended September 30, 2016. Specifically, the charges represent severance for terminated employees and retention costs for employees who remained with the Company until the UCE business was sold. These expenses were all paid by September 30, 2016 and no further costs are expected related to the Q2 2016 Restructuring Plan. In addition, as a result of the sale of an additional component of the business (see Note 4), the Company incurred $325 in incremental retention bonuses that are included in restructuring charges for the nine months ended September 30, 2016.

The Q3 2016 Restructuring Plan resulted in employee related charges of $1,983 for the three and nine months ended September 30, 2016. The Company expects to complete the Q3 2016 Restructuring Plan by December 31, 2016, incurring a total aggregate expense of approximately $2,200. Unpaid severance benefits associated with these charges was $1,616 as of September 30, 2016.

Contract Terminations
During the three months ended September 30, 2016, the Company terminated certain vendor contracts primarily associated with annual trade shows and conferences. As a result, the Company recognized a $679 charge for termination fees and non-refundable deposits.
Asset Impairments
During the three months ended June 30, 2016, the Company modified a non-cancelable sublease agreement with a third party for excess office space in its corporate headquarters. In connection with this sublease, the Company determined that the carrying value for the associated leasehold improvements and furniture and fixtures would not be recovered, resulting in a $2,494 impairment charge. As the Company evaluates future cost savings, additional facility charges may be incurred.
The following table summarizes the current year restructuring activities. These charges are included in "restructuring charges" on the consolidated statements of operations. As discussed in Note 2, these charges are excluded from the Company's segment adjusted EBITDA.

	Employee Related	Contract Terminations	Asset Impairments	Total
Accrued restructuring liability at January 1, 2016	$—	$—	$—	$—
Charges for the three and six months ended June 30, 2016	1,200	—	2,494	3,694
Cash payments	(1,082)	—	—	(1,082)
Adjustments for non-cash items	—	—	(2,494)	(2,494)
Accrued restructuring liability at June 30, 2016	118	—	—	118
Charges for the three months ended September 30, 2016	2,254	679	—	2,933
Cash payments	(756)	(679)	—	(1,435)
Accrued restructuring liability at September 30, 2016	$1,616	$—	$—	$1,616
Total restructuring charges for the nine months ended September 30, 2016	$3,454	$679	$2,494	$6,627

4. Gains on Sale of Businesses

On August 31, 2016, the Company entered into a definitive stock purchase agreement with a 9% shareholder to sell the UCE business, which was a component of the Software segment. On August 31, 2016 the Company completed the sale of the UCE business for $11,500. In accordance with the agreement, $1,500 of the purchase price has been placed in escrow to cover general representations and warranties and is included in "prepaid expenses and other current assets" on the consolidated balance sheet. Other than amounts held in escrow, there were no significant amounts due to or from the buyer as of September 30, 2016.

In connection with the sale of the UCE business, all of the Company's equity interest in a wholly-owned foreign subsidiary was transferred to the buyer and, following the sale, the Company had no retained investment or interest in the subsidiary. Accordingly, the net assets of the subsidiary were deconsolidated and the associated cumulative currency translation adjustments, which were in an unrealized loss position prior to the sale, were reclassified from accumulated other comprehensive loss and included as a reduction to the gain on the sale of the business.

On May 31, 2016, the Company sold the utility programs group (UPG) business, which provided professional services to utilities with an emphasis on energy efficiency initiatives and was a component of the Software segment. The UPG business was sold to a third party for $14,471 in cash, of which $1,600 was placed in escrow to cover general representations and warranties and is included in "prepaid expenses and other current assets" on the consolidated balance sheet. The purchase price reflects a working capital adjustment of $286 that was accrued as of September 30, 2016 and settled in October 2016.

The Company concluded that the sales of the UCE and UPG businesses did not qualify as discontinued operations as the disposals did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The following table summarizes the preliminary calculation of the gains associated with each transaction as well as the net assets and liabilities that were transferred to the respective buyers and derecognized as of the respective closing dates of the sales of these businesses.

	UCE	UPG	Total
Sale price	$11,500	$14,471	$25,971
Less:
Net working capital deficit (1)	(648)	(4,337)	(4,985)
Fixed assets	128	—	128
Intangible assets	5,655	—	5,655
Goodwill	1,025	1,357	2,382
Net deferred tax liabilities	(92)	—	(92)
Net assets (liabilities) sold	6,068	(2,980)	3,088
Cumulative translation adjustments reclassified from accumulated other comprehensive loss	2,403	—	2,403
Direct and incremental transaction costs	800	75	875
Gains on sale of businesses	$2,229	$17,376	$19,605
(1) Net working capital deficit primarily includes deferred revenue partially offset by accounts receivable.

5. Goodwill and Intangible Assets
Goodwill
As discussed in Note 1, in January 2016 the Company reorganized its reporting structure and began operating as two reportable segments: Software and Demand Response. Accordingly, goodwill was reallocated from the Company's prior reporting units, which were defined as i) North America Software and Services and ii) International, to the new reporting units within the Software and Demand Response segments, as shown in the following table within "transfers". During 2016, the Company sold two business components that were part of the Software segment, as discussed in Note 4. Goodwill was allocated to these business components based on their fair value relative to the overall reporting unit prior to the divestitures.

The following table rolls forward goodwill for the nine months ended September 30, 2016:

	EnerNOC, Inc.	Demand Response	Software	Total Goodwill [1]
Balance at December 31, 2015	$39,747	$—	$—	$39,747
Transfers	(39,747)	27,391	12,356	—
Foreign exchange	—	918	(25)	893
Sale of business components (Note 4)	—	—	(2,382)	(2,382)
Balance at September 30, 2016	$—	$28,309	$9,949	$38,258
1 Accumulated impairment losses as of December 31, 2015 and September 30, 2016 was $108,763.

The Company tests goodwill for impairment at the reporting unit level annually as of November 30. In addition, as part of its ongoing assessment as to the existence of goodwill impairment indicators, the Company considers factors such as updated long-range financial forecasts, current economic conditions, the Company's market capitalization as well as other qualitative factors. As a result of this assessment for the period ended September 30, 2016, no impairment indicators were identified. In future periods, the Company may be subject to factors that constitute a change in circumstances, indicating that the carrying value of goodwill could exceed fair value. These changes may consist of, but are not limited to, a sustained decline in the Company's market capitalization, reduced future cash flow estimates, an adverse action or assessment by a regulatory agency, and slower growth rates in the Company's industry. Any of these factors, or others, could require the Company to record a charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined, negatively impacting the Company's results of operations.

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of the Company's definite-lived intangible assets as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$60,635	$(31,642)	$60,938	$(26,043)
Customer contracts	8,228	(7,755)	8,042	(6,786)
Employment and non-compete agreements	2,530	(2,309)	3,055	(2,283)
Software	170	(170)	170	(170)
Developed technology	17,133	(6,492)	24,168	(6,867)
Trade name	1,057	(1,057)	1,087	(1,035)
Patents	180	(117)	180	(104)
Total	$89,933	$(49,542)	$97,640	$(43,288)
The decrease in the gross carrying amount of intangible assets as of September 30, 2016 as compared to December 31, 2015, is primarily due to $5,655 of net intangible assets, including gross carrying amounts of $8,804 and accumulated amortization of $3,149, associated with the UCE business that was sold during the period as discussed in Note 4.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense included in cost of revenues	$364	$923	$1,853	$2,848
Amortization expense included in operating expenses	2,150	2,739	6,841	8,759
Total amortization expense	$2,514	$3,662	$8,694	$11,607
Definite-lived intangible asset lives range from 1 to 15 years and have a weighted average remaining life of 4.6 years at September 30, 2016.

In accordance with ASC 360, Impairment and Disposals of Long-Lived Assets, the Company records impairment losses on long-lived assets, including intangible assets, that are used in operations when events or circumstances indicate that these long-lived assets might be impaired. As a result of the Company’s restructuring actions initiated in the third quarter of 2016, the Company reviewed the undiscounted cash flows and indicators of fair value associated with its intangible assets. Although the Company’s analysis indicated that the fair value of its intangible assets exceeded their carrying amounts as of September 30, 2016, and therefore no impairment charge was required for the current period, changes in circumstances and changes to the Company’s assumptions, estimates, or use of these intangible assets may result in an impairment charge in the near term.

6. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015
Net income (loss) for basic earnings per share	$20,625	$12,987	$(19,811)	$(56,095)
ADD: Interest expense related to convertible notes	1,715	2,118	—	—
Net income (loss) for diluted earnings per share	$22,340	$15,105	$(19,811)	$(56,095)

Denominator:
Basic weighted average common shares outstanding	29,349,772	28,507,939	29,188,693	28,282,647
Weighted average common stock equivalents	399,854	340,707	—	—
Incremental shares from assumed conversion of convertible notes	4,576,630	5,774,928	—	—
Diluted weighted average common shares outstanding	34,326,256	34,623,574	29,188,693	28,282,647

Basic net income (loss) per share	$0.70	$0.46	$(0.68)	$(1.98)
Diluted net income (loss) per share	$0.65	$0.44	$(0.68)	$(1.98)

Weighted average anti-dilutive shares related to:
Incremental shares from assumed conversion of convertible notes	—	—	4,576,630	5,774,928
Stock options	292,916	473,848	292,749	418,024
Nonvested restricted stock	1,812,661	2,285,100	1,925,246	2,228,630
Restricted stock units	183,668	72,261	658,668	72,261
On May 27, 2015, the Company received stockholder approval to elect to settle conversions of the aggregate outstanding principal amount of its 2.25% convertible senior notes due August 15, 2019 (the Convertible Notes) by paying or delivering cash, shares of common stock or a combination of cash and shares of common stock. However, for purposes of the calculation of diluted net income per share, it is assumed that conversion would be settled entirely in shares of common stock. For the three months ended September 30, 2016, the Convertible Notes are assumed to be converted as the impact is dilutive. For the nine months ended September 30, 2016, the Convertible Notes are not assumed to be converted as the impact of conversion is anti-dilutive. For further information regarding the Convertible Notes, please refer to Note 8.
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
The Company includes 254,654 shares of common stock related to a component of the deferred purchase price consideration for a business acquired in 2011 in the calculation of both the basic and diluted weighted-average common shares outstanding as the shares are not subject to adjustment and the issuance of such shares is not subject to any contingency. These shares are expected to be issued in 2018.
The Company excludes common shares held in escrow pursuant to business combinations from the calculation of basic weighted average shares outstanding where the release of such shares is contingent upon an event not solely subject to the passage of time. During the three months ended September 30, 2016, in accordance with a settlement agreement as further described in Note 9, the Company received 87,483 shares of common stock that had been held in escrow related to the acquisition of Pulse Energy Inc. As these shares were delivered to the Company and subsequently retired, they are excluded from basic weighted average shares for the period. As of September 30, 2016, there were no further common shares held in escrow.

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
Financial Instruments and Investments
The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The carrying amounts of such financial instruments approximate their fair value due to their short-term nature. In addition, the Company has long-term investments in non-marketable equity securities that are accounted for as cost-method investments. These investments are not adjusted to fair value on a recurring basis but are periodically assessed for indications of a reduction in fair value that is other-than-temporary. The Company's financial instruments also include its Convertible Notes for which fair value is disclosed.
Recurring Fair Value Measurements
The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measured and Recorded Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of September 30, 2016
Assets: Money market funds	$63,331	$63,331	$—	$—

As of December 31, 2015
Assets: Money market funds	$115,847	$115,847	$—	$—
Liabilities: Contingent purchase price consideration (1)	$840	$—	$—	$840
(1) The contingent purchase price consideration as of December 31, 2015 relates to the Company’s 2014 acquisition of Activation Energy DSU Limited and was reflected in accrued expense and other current liabilities as of December 31, 2015. The amount was paid in full in February 2016.
The following table rolls forward liabilities measured at fair value on a recurring basis for which the measurement is categorized as Level 3:

Liabilities
Balance January 1, 2016	$840
Cash payment during the period	(840)
Balance September 30, 2016	$—

Non-Recurring Fair Value Measurements
Cost method investments and non-financial assets, such as intangible assets, property and equipment, and assets and liabilities held for sale, are adjusted to fair value only if an impairment is recognized. There were no assets or liabilities measured at fair value on a non-recurring basis at either September 30, 2016 or December 31, 2015.
During the three months ended June 30, 2016, the Company recorded an impairment loss of $1,200, included in "other income (expense), net", to adjust the carrying amount of cost method investments due to a decline in fair value that was deemed to be other-than-temporary. In assessing the fair value of these investments, the Company evaluated all available information, both qualitative and quantitative, including current financial forecasts, recent or pending rounds of financing activity, and other available market data. The fair value of the investments, for which the inputs are categorized as Level 3 on the fair value hierarchy, was determined based on a probability-weighted assessment of liquidation scenarios. As of September 30, 2016, the carrying value of these investments was $1,300 and no further impairment indicators were noted.

As discussed in Note 3, during the second quarter of 2016 the Company recorded a $2,494 impairment charge related to leasehold improvements and furniture and fixtures associated with subleased office space. The fair value of the asset group, for which the inputs are categorized as Level 3 on the fair value hierarchy, was determined based on the discrete cash flows of the asset group and incorporated assumptions relative to how a market participant would value the group.
Assets and Liabilities for which Fair Value Disclosure is Required
The Company had $126,800 of principal outstanding on its Convertible Notes at September 30, 2016 and December 31, 2015. The carrying value of the Convertible Notes, which includes the unamortized debt discount and issuance costs, was $114,205 and $111,254 as of September 30, 2016 and December 31, 2015, respectively, and the fair value of the Convertible Notes was approximately $91,930 and $73,624 as of September 30, 2016 and December 31, 2015, respectively. The fair value was determined based on the quoted market price of the Convertible Notes as of those dates and is classified as a Level 1 measurement.

8. Borrowings and Credit Arrangements
Credit Agreement
In August 2014, the Company entered into a $30,000 senior secured revolving credit facility (the 2014 credit facility) with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, as amended, which is available for issuances of letters of credit and revolving loans. In August 2016, the Company and SVB entered into a third amendment to the 2014 credit facility for a fee of $75 to extend the maturity date from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of September 30, 2016, the Company was in compliance with all of its covenants, had no outstanding borrowings and had outstanding letters of credit totaling $23,287 under the 2014 credit facility. As of September 30, 2016, there was $6,713 available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, the Company may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
Convertible Notes
On August 12, 2014, the Company sold $160,000 aggregate principal amount of Convertible Notes due August 15, 2019. The Convertible Notes include customary terms and covenants, including certain events of default after which they may be declared or become due and payable immediately. The Convertible Notes are convertible at an initial conversion rate of 36.0933 shares of common stock per $1 principal amount (equivalent to an initial conversion price of approximately $27.71 per share of common stock). The Company may elect to settle conversions by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.
Upon issuance, the Company accounted for the liability and equity components of the Convertible Notes separately to reflect a non-convertible borrowing rate. The estimated fair value of the liability component at issuance of $137,430 was determined using a discounted cash flow technique. The excess proceeds of $22,570 were allocated to the conversion feature (equity component) with a corresponding offset recognized as a discount to reduce the net carrying value. In addition, debt issuance costs were allocated to the liability and equity components. The amounts allocated to the liability component are included as part of the debt discount, which is being amortized to interest expense over a five-year period ending August 15, 2019 (the expected life of the liability component) using the effective interest method.
In December 2015, in privately negotiated transactions, the Company repurchased in cash $33,200 in aggregate principal amount of the outstanding Convertible Notes for a total purchase price of $19,733 plus accrued interest. The consideration was allocated to the fair value of the liability component of the repurchased Convertible Notes immediately before extinguishment. Following the repurchases, the remaining principal outstanding was $126,800.
The following table shows the gross and net carrying amount of the Convertible Notes at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Convertible Notes, principal amount	$126,800	$126,800
Less: debt discount and issuance costs	(12,595)	(15,546)
Convertible Notes, net	$114,205	$111,254

Interest expense under the Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of debt discount and issuance costs	$1,002	$1,218	$2,951	$3,571
2.25% accrued interest	713	900	2,131	2,680
Total interest expense from Convertible Notes	$1,715	$2,118	$5,082	$6,251

9. Commitments and Contingencies

Performance Guarantees
The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of September 30, 2016 were $21,790 and included deposits held by certain customers of $212. These amounts primarily represent upfront payments required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the deposits may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and determined the likelihood of default and loss of deposits to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. Under these arrangements, the Company defers all fees received up to the amount of the potential termination penalty until the Company has concluded that it can reliably determine that the potential termination penalty will not be incurred or the termination penalty lapses. As of September 30, 2016, the Company had $600 in deferred fees for these arrangements, which were included in deferred revenues. As of September 30, 2016, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable of being incurred, was approximately $3,364.

Lease Arrangements
The Company leases office space under various operating leases. The Company has entered into sublease arrangements for certain excess space related to these leased facilities. As of September 30, 2016, future non-cancelable sublease payments were $7,964 over the next four years.

Contingencies and Indemnifications
The Company is currently involved in an ongoing matter related to a review of certain services provided under a contractual arrangement with an enterprise customer. No lawsuit has been filed and the Company does not currently believe it is probable that a loss has been incurred and therefore, no amounts have been accrued related to this matter. However, the Company has determined that it is reasonably possible that a loss may have been incurred related to this matter. The potential amount of such a loss is not currently estimable because the matter involves unresolved questions of fact.
In August 2016, a former employee filed a complaint and demand for a trial jury in state court in the Commonwealth of Massachusetts against the Company related to the payment of commissions and other claims. In September 2016, the Company answered the complaint, denying the claims. The Company does not currently believe it is probable that a loss has been incurred and therefore, no amounts have been accrued related to this matter. However, the Company has determined that it is reasonably possible that a loss may have been incurred related to this matter. The potential amount of such a loss is not currently estimable because the matter is in its early stages and involves unresolved questions of fact.

Escrow Settlement
On July 27, 2016, the Company and the former shareholders of Pulse Energy Inc. (Pulse) reached a settlement with respect to claims made by the Company related to certain general representations and warranties made by the former shareholders related to the stock purchase agreement pursuant to which the Company acquired Pulse in December 2014. In accordance with the settlement agreement, $2,900 of the cash and 87,483 shares of the Company's common stock that were held in escrow as security for indemnification obligations were released to the Company in settlement of the claims. As a result, the Company recorded a gain of $3,535 for the three and nine months ended September 30, 2016, which is included in the consolidated statement of operations within general and administrative expenses. The gain includes the $2,900 of cash and $635, which represents the fair value of the 87,483 common shares as of the date of the settlement. The fair value of the shares, which were subsequently retired, was recorded as an adjustment to additional paid-in capital.

General Contingencies
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
Stock-based compensation recorded in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling and marketing	$975	$1,243	$2,767	$3,194
General and administrative	2,147	2,061	6,466	7,187
Research and development	330	351	1,003	1,004
Total stock-based compensation (1)	$3,452	$3,655	$10,236	$11,385
(1) Stock-based compensation expense for the three and nine months ended September 30, 2015 includes $2 and $495 related to the Company's acquisition of World Energy Solutions, Inc. that was settled with equivalent cash payments.
The Company’s Chief Executive Officer is required to receive his performance-based bonus, if achieved, in shares of the Company's common stock. During the nine months ended September 30, 2016 and 2015, the Company recorded $324 and $380 of stock based compensation, respectively, related to this performance based bonus.
Stock Options
The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2015	610,855	$18.93
Granted	—	—
Exercised	(19,426)	0.51
Cancelled	(206,074)	25.20
Outstanding at September 30, 2016	385,355	$16.52	$452
Exercisable at end of period	379,249	$16.60	$452	1.6
Vested or expected to vest at September 30, 2016	384,818	$16.52	$452	1.6
The aggregate intrinsic value as of September 30, 2016 in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $5.41 on September 30, 2016, that would have been received by the option holders had all option holders exercised their "in-the-money" options as of that date. The total number of shares issuable upon the exercise of "in-the-money" options exercisable as of September 30, 2016 was approximately 92,241. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $127. For unvested stock options outstanding as of September 30, 2016, the Company had $52 of unrecognized stock-based compensation, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock
The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	2,294,691	$14.20
Granted	935,355	6.87
Vested	(857,303)	13.50
Cancelled	(391,599)	11.97
Nonvested at September 30, 2016	1,981,144	$11.48
For unvested restricted stock outstanding as of September 30, 2016, the Company had $16,222 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	258,983	$15.27
Granted	710,750	6.15
Vested	(87,136)	7.39
Cancelled	(185,230)	9.78
Nonvested at September 30, 2016	697,367	$8.42
For non-vested restricted stock units subject to service-based vesting conditions outstanding as of September 30, 2016, the Company had $2,976 of unrecognized stock-based compensation, which is expected to be recognized over a weighted average period of 2.4 years. For non-vested restricted stock units subject to outstanding performance-based vesting conditions that were not probable of vesting at September 30, 2016, the Company had $1,423 of unrecognized stock-based compensation expense. If and when any additional portion of these non-vested restricted stock units are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to stock-based compensation.
Employee Stock Purchase Plan
On May 26, 2016, the Company's shareholders approved an employee stock purchase plan (the 2016 ESPP). The 2016 ESPP permits eligible employees, through payroll withholdings, to purchase shares of the Company's common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six month intervals. The maximum amount of shares issuable under the 2016 ESPP is 3,000,000. In any six month period, the maximum amount of shares issuable is limited to 500 shares per participant and 350,000 shares for all participants. No offerings are expected to be made under the ESPP during 2016.
Share Repurchase Activity
In connection with the vesting of restricted stock and restricted stock units under its equity incentive plans, the Company withheld 302,301 shares of its common stock during the nine months ended September 30, 2016 to satisfy employee minimum statutory income tax withholding obligations which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All withheld shares became immediately available for future issuance under the Company's equity incentive plans.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), which are entirely comprised of foreign currency translation adjustments, net of tax, are as follows:

Foreign Currency Translation Adjustments
Balance at December 31, 2015	$8,524
Other comprehensive loss (income) before reclassifications	(2,331)
Reclassification due to liquidation of a foreign entity (Note 4)	(2,403)
Balance at September 30, 2016	$3,790

11. Income Taxes
Each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if an enterprise is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the nine months ended September 30, 2016, the Company determined that it was able to reliably estimate its annual effective tax rate in all jurisdictions in which it operates.
The Company recorded a worldwide income tax expense of $689 and $1,271 for the three and nine months ended September 30, 2016, respectively. The income tax expense for the nine months ended September 30, 2016 is driven by the mix of earnings from foreign operations and reflects changes relating to valuation allowances associated with deferred tax assets for certain foreign entities. The Company recorded an income tax expense of $417 and an income tax benefit of $1,523 for the three and nine months ended September 30, 2015, respectively, which included a $2,268 benefit during the nine months ended September 30, 2015 due to the release of a portion of a U.S. valuation allowance in connection with the World Energy Solutions, Inc. acquisition.
ASC 740, Income Taxes, provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three and nine months ended September 30, 2016, there were no material changes in the Company’s uncertain tax positions.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of September 30, 2016, due to the uncertainty around the realizability of certain domestic and foreign deferred tax assets, the Company continues to maintain a valuation allowance.

12. Concentration of Credit Risk
For the three and nine months ended September 30, 2016, the Company had a large concentration of revenue with PJM Interconnection (PJM). PJM is an electric power grid operator in the mid-Atlantic region of the United States that is comprised of multiple utilities and was formed to control the operation of the regional power system, coordinate the supply of electricity, and establish a fair and efficient market. Revenues from PJM are included within the Demand Response operating segment. No other customer represented more than 10% of consolidated revenue for the three and nine months ended September 30, 2016 and 2015.

The following table presents PJM revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$94,398	56%	$143,804	66%

	Nine Months Ended September 30,
	2016		2015
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
PJM	$179,179	51%	$161,618	47%
The Company has accounts receivable balances from certain customers that represent more than 10% of the Company's total accounts receivable balance of September 30, 2016. These customers include Southern California Edison and Korea Power Exchange representing 12% and 11% of total accounts receivable, respectively.
The Company currently participates in three PJM programs, which the Company refers to as Limited, Extended and Annual. Each program has a different delivery period, but the Company receives payments for all three programs ratably throughout PJM’s fiscal year, which ends May 31. The delivery period for the Limited program is June through September. The delivery period for the Extended program is June through October and then the following May. The delivery period for the Annual program is June through May. In all three programs, revenues earned could potentially be subject to retroactive adjustment or refund based on performance during the delivery period and, therefore, the price is not considered fixed or determinable until the end of the program period. Accordingly, revenues from all three programs are deferred and recognized at the end of the applicable delivery period.
In the case of the Limited program, because the delivery period ends before the end of PJM’s fiscal year, throughout which the Company receives payments, a portion of the revenues earned are recorded and accrued as unbilled revenue. Unbilled revenue related to PJM was $69,838 and $68,859 at September 30, 2016 and December 31, 2015, respectively.
In the event the Company completely eliminates its obligation in a program through portfolio management, including participation in PJM incremental auctions, revenues related to such activity are recognized at the beginning of the delivery period.

13. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. As amended, the new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted no earlier than the original effective date of the standard, which is the first quarter of fiscal 2017 for the Company. The new guidance allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance recognized at the date of initial application.
The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company is considering early adoption of the new standard using the modified retrospective method in the first quarter of 2017. The Company's ability to early adopt the standard is dependent on system readiness and the completion of analysis necessary to meet the requirements under ASU 2014-09. While management continues to assess all potential impacts of the new standard, the Company currently believes that the most significant impact of adoption relates to the enhanced level of disclosures related to revenue from contracts with customers, the accounting for demand response programs, and the timing of revenue recognition related to procurement auctions. The Company anticipates that revenue for certain demand response programs, for which revenue is currently deferred until the end of the program period, will be recognized ratably over the program delivery period under the new revenue guidance. The Company also anticipates that revenue for certain procurement auctions, for which revenue is currently recognized as fees become payable based on energy usage, will be recognized when the Company's performance obligation relative to the auction is complete.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which provides new guidance on the recognition and measurement of financial assets and financial liabilities. ASU 2016-01 will impact the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized in earnings. There will no longer be an "available-for-sale" classification for equity securities with readily determinable fair values. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance is effective January 1, 2018. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. The standard will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that it will early adopt the new standard. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company's fiscal year ending December 31, 2017 and interim periods therein. While the Company is continuing to evaluate the impact of the standard on its consolidated financial statements and related disclosures, the Company does not expect that the adoption of the new standard in 2017 will have a significant impact on its provision for income taxes or cash flow presentation.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on the classification of certain transactions in the statement of cash flows, such as contingent consideration payments made in connection with a business combination and debt prepayment or extinguishment costs. The new guidance is effective for the Company's fiscal year ending December 31, 2018 and interim periods therein and early adoption is permitted. When adopted, the new guidance will be applied retrospectively. The Company expects that the adoption of ASU 2016-15 will primarily impact the cash flow classification of payments related to contingent consideration from business combinations and changes in restricted cash.

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
Professional Services
We offer premium professional services that support the implementation of our EIS and help our enterprise customers set their energy management strategies. Our professional services offerings also include energy audits and retro-commissioning. Professional services are offered to our customers as a means to further implement and extend our technology across their organizations.

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
The following table outlines certain non-financial business and operational data utilized as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Subscription Software Customers (rounded to nearest hundred)(1)	1,000	1,100
Subscription Software ARR (in millions)(2)	$28	$27
Procurement Solutions Customers (rounded to nearest hundred)(3)	2,100	2,800
Procurement Solutions ARR (in millions)(4)	$34	$35

(1) Number of customers that purchase our EIS subscription software offerings.
(2) Annual Recurring Revenue, or ARR, from contracts with subscription software customers. ARR is defined as contracted, active (non-expired or terminated as of the end of the reporting period, or within a renewal grace period) subscription-based expected billings, normalized for a one-year period, regardless of contract length. ARR is exclusive of non-recurring or one-time fees, which include professional service fees, site installation or set up, software implementation, and consulting or project-based fees.
(3) Number of customers that purchase our EIS procurement solutions including our energy procurement auction platform, supplier management and price alert tools, and supply procurement advisory services.
(4) ARR from contracts with Procurement Solutions Customers. Procurement Solutions ARR is exclusive of non-recurring or one-time fees which include professional services fees, consulting or project-based fees, and wholesale procurement fees.
The number of Subscription Software Customers at September 30, 2016 and December 31, 2015 was approximately 1,000 and 1,100, respectively. Subscription Software ARR at September 30, 2016 was $28 million compared to $27 million at December 31, 2015. The increase in Subscription Software ARR reflects the addition of new subscription software contracts from new customers as well as expansion from existing customers, net of churned ARR from non-renewed or terminated contracts.
The number of Procurement Solutions customers at September 30, 2016 was approximately 2,100 compared to approximately 2,800 at December 31, 2015. The decrease in Procurement Solutions Customers is consistent with our strategy to not renew certain smaller or unprofitable customers acquired through our acquisition of World Energy Solutions, Inc., or World Energy, in 2015. Procurement Solutions ARR at September 30, 2016 was approximately $34 million, compared to approximately $35 million at December 31, 2015.
We continually evaluate the non-financial business and operational data that we review and the relevance of this data as our business continues to evolve and, as a result, such data and information may change over time.

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Revenues
The following table summarizes our consolidated revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$18,729	$18,028	$701	3.9%
Demand Response	149,052	199,296	(50,244)	(25.2)%
Total	$167,781	$217,324	$(49,543)	(22.8)%
	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Software	$51,994	$55,353	$(3,359)	(6.1)%
Demand Response	301,861	285,022	16,839	5.9%
Total	$353,855	$340,375	$13,480	4.0%
For discussion and analysis of quarterly and year to date revenue as compared to the prior year, please refer to Segment Results of Operations below.
Gross Profit and Gross Margin
The following table summarizes our consolidated gross profit and gross margin percentages for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Three Months Ended September 30,
2016		2015
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$70,816	42.2%	$74,178	34.1%
Nine Months Ended September 30,
2016		2015
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$142,765	40.3%	$131,730	38.7%
The decrease in consolidated gross profit for the three months ended September 30, 2016, as compared to the same period in 2015, was principally due to a decline in PJM pricing and a decrease in revenues associated with our divested professional services businesses. The increase in consolidated gross profit for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to increased revenue from our participation in the 2015/2016 PJM Extended program for which revenue was recognized in May 2016. The increase in consolidated gross margin for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, was primarily due to increased high margin revenue from our participation in incremental auctions and improved management of our demand response portfolios. We currently expect our consolidated gross profit in fiscal 2016 to be slightly higher, as compared to 2015, primarily as a result of relatively consistent year-over-year consolidated revenue expectations with slightly higher year-over-year gross margins.

Operating Expenses
The following table summarizes our consolidated operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Percentage
Operating expenses:	2016	2015	Change
Selling and marketing	$20,008	$22,397	(10.7)%
General and administrative	20,331	26,707	(23.9)%
Research and development	6,352	6,626	(4.1)%
Gains on sale of businesses	(2,229)	—	n/m
Restructuring charges	2,933	—	n/m
Total operating expenses	$47,395	$55,730	(15.0)%
	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Selling and marketing	$70,540	$74,563	(5.4)%
General and administrative	75,688	83,450	(9.3)%
Research and development	22,029	21,812	1.0%
Gains on sale of businesses	(19,605)	(2,991)	n/m
Restructuring charges	6,627	—	n/m
Total operating expenses	$155,279	$176,834	(12.2)%
Selling and Marketing Expenses
The following table summarizes our consolidated selling and marketing expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$13,204	$14,707	(10.2)%
Stock-based compensation	975	1,243	(21.6)%
Amortization of intangible assets	2,100	2,421	(13.3)%
Other	3,729	4,026	(7.4)%
Total selling and marketing expenses	$20,008	$22,397	(10.7)%
	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$45,413	$47,553	(4.5)%
Stock-based compensation	2,767	3,194	(13.4)%
Amortization of intangible assets	6,477	7,738	(16.3)%
Other	15,883	16,078	(1.2)%
Total selling and marketing expenses	$70,540	$74,563	(5.4)%

The decrease in payroll and related costs for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, was primarily due to the divestiture of the utility customer engagement, or UCE, business and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of selling and marketing full-time employees from 335 at September 30, 2015 to 222 at September 30, 2016. The full effect of this reduction is not reflected in the current period as the reduction occurred near the end of the quarter. Stock-based compensation for the current year three and nine month periods was lower as compared to the same periods in 2015 due to a decline in the grant date fair value of stock-based awards. Amortization of intangible assets decreased in both the three and nine month periods due to customer relationship intangible assets becoming fully amortized or retired as part of the UCE sale. Other selling and marketing expenses, which include advertising, marketing, professional services, and a company-wide overhead cost allocation, were relatively consistent in both the three and nine month periods. We currently expect a decrease in sales and marketing expenses in fiscal 2016, as compared to 2015, primarily as a result of our divestitures and restructuring activities.

General and Administrative Expenses
The following table summarizes our consolidated general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$14,081	$14,497	(2.9)%
Stock-based compensation	2,147	2,061	4.2%
Gain on escrow settlement (Note 9)	(3,535)	—	—%
Other	7,638	10,149	(24.7)%
Total general and administrative expenses	$20,331	$26,707	(23.9)%
	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$47,537	$48,028	(1.0)%
Stock-based compensation	6,466	7,187	(10.0)%
Gain on escrow settlement (Note 9)	(3,535)	—	—%
Other	25,220	28,235	(10.7)%
Total general and administrative expenses	$75,688	$83,450	(9.3)%

Payroll and related costs were down slightly in the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Although the number of general and administrative full time employees declined from 567 at September 30, 2015 to 472 at September 30, 2016, primarily as a result of our restructuring actions in the third quarter of 2016, the full effect of this reduction is not reflected in the current period as the reduction occurred near the end of the quarter. Stock-based compensation was relatively consistent across the three month periods in the current and prior year, and lower in the current nine month period as compared to the prior nine month period due to a decline in the grant date fair value of the awards. During the three months ended September 30, 2016, we received $3.5 million for the settlement of claims against the former shareholders of an acquired entity, which is further described in Note 9 to the accompanying financial statements. Other general and administrative expenses, which include professional services, rent, depreciation and a company-wide overhead cost allocation declined in the three and nine month periods, due to lower external legal costs, lower facility costs as a result of subleasing arrangements, and lower costs related to acquisitions and divestitures. We currently expect a decrease in general and administrative expenses in fiscal 2016, as compared to 2015, primarily as a result of our divestitures and restructuring activities.
Research and Development Expenses
The following table summarizes our consolidated research and development expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$3,627	$3,785	(4.2)%
Stock-based compensation	330	351	(6.0)%
Other	2,395	2,490	(3.8)%
Total research and development marketing expenses	$6,352	$6,626	(4.1)%
	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Payroll and related costs	$13,518	$12,767	5.9%
Stock-based compensation	1,003	1,004	(0.1)%
Other	7,508	8,041	(6.6)%
Total research and development expenses	$22,029	$21,812	1.0%
The slight decrease in payroll and related costs for the three months ended September 30, 2016 as compared to 2015 was due to a decrease in headcount. Although the number of research and development full time employees decreased from 199 at September 30, 2015 to 110 at September 30, 2016, primarily as a result of the sale of the UCE business in August 2016 and our restructuring activities completed in the third quarter of 2016, the full effect of this reduction is not reflected in current period as the reduction occurred near the end of the quarter. The increase in payroll and related costs for the nine month period as compared to the prior year was primarily driven by an increase in the average salary and bonus expense per research and development full time employee, partially offset by an increase in the capitalization of internal use software development costs in the current year. Other research and development expenses, which include technology expenses, professional services, facilities and a company-wide overhead cost allocation, declined in the current three and nine month periods, as compared to the prior year, as a result of a reduction in third party software and data storage costs. We currently expect a decrease in research and development expenses in fiscal 2016 as compared to 2015, primarily as a result of our divestitures and restructuring activities.

Gains on Sale of Businesses
The following table summarizes our consolidated gains on sale of businesses and demand response capacity resources for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sale of Utility Programs Group, or UPG	$—	$—	$17,376	$—
Sale of UCE	2,229	—	2,229	—
Sale of demand response capacity resource	—	—	—	2,991
Gains on sale of businesses	$2,229	$—	$19,605	$2,991

As discussed in Note 4 to the accompanying financial statements, during the three months ended September 30, 2016, we sold our UCE business for approximately $11.5 million in cash and recognized a gain of $2.2 million, net of direct transaction costs of $0.8 million. Gains on the sale of businesses for the nine months ended September 30, 2016 also includes the $17.4 million gain related to the sale of our UPG business.

Restructuring Charges
On May 23, 2016, our Board of Directors approved a restructuring plan, or the Q2 2016 Restructuring Plan, in order to enhance our strategic focus, deliver operational and cost efficiencies, and hold our UCE business for sale. The Q2 2016 Restructuring Plan included a reduction in our North American workforce of approximately 5%, and office space consolidations. On September 21, 2016, our Board of Directors approved an additional restructuring plan, or the Q3 2016 Restructuring Plan, to reduce our global workforce by approximately 15% in order to materially reduce operating expenses primarily related to our subscription-based energy intelligence software business. We expect to complete all actions related to these plans in the fourth quarter of 2016 and we expect that additional charges of up to $0.2 million may be incurred.

The following table summarizes restructuring activities for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Employee related	$2,254	$3,454
Contract terminations	679	679
Asset impairments	—	2,494
Total	$2,933	$6,627
We expect that these restructuring activities will result in annual savings, through lower personnel related and operating costs, of approximately $30 million to $35 million starting in the fourth quarter of 2016.

Other Expense, Net and Interest Expense
Other expense for the three months ended September 30, 2016 was $0.3 million as compared to $2.8 million for the three months ended September 30, 2015. Other expense includes net unrealized foreign currency gains and losses on intercompany loans and receivables. The decrease for the three months ended September 30, 2016 as compared to the prior year was largely due to changes in foreign currencies relative to the U.S. dollar, including the Great Britain Pound (GBP). Other expense for the nine months ended September 30, 2016 was $0.6 million as compared to other expense of $5.8 million for the nine months ended September 30, 2015. Other expense in the current nine month period includes a $1.2 million impairment to cost-method investments due to a decline in fair value of the investment, offset by foreign currency gains on intercompany balances.

Interest expense was $1.8 million and $5.5 million for the three and nine months ended September 30, 2016, respectively, compared to $2.3 million and $6.8 million for the three and nine months ended September 30, 2015, respectively. The decrease in interest expense in the current three and nine month periods as compared to the prior year was due to the early retirement of a portion of our convertible notes in the fourth quarter of 2015.

Income Taxes
For the three and nine months ended September 30, 2016, we recorded a worldwide tax provision of $0.7 million and $1.3 million, respectively. Income tax expense for the three and nine months ended September 30, 2016 is driven by the mix of earnings from foreign operations and reflects changes relating to valuation allowances associated with deferred tax assets for certain foreign entities. For the three and nine months ended September 30, 2015, we recorded a tax expense of $0.4 million and tax benefit of $1.5 million, respectively, primarily due to a $2.3 million release of a portion of the U.S. valuation allowance in connection with the World Energy acquisition in the nine months ended September 30, 2015.

Segment Results of Operations
Effective in the first quarter of 2016, we began operating as two reportable segments: Software and Demand Response. We evaluate and assess the performance of our operating segments based on revenues and adjusted EBITDA, which is the measure of segment profit or loss that is reported to our Chief Operating Decision Maker for purposes of making decisions about allocating resources to each segment and assessing segment performance. Please refer to Note 2 to the accompanying financial statements for a reconciliation of segment income (loss) to consolidated income (loss) before income taxes. We define segment adjusted EBITDA as segment income (loss) from operations excluding depreciation, amortization and asset impairments; stock-based compensation; and restructuring charges. In addition, we do not allocate to our operating segments certain corporate level expenses, gains on sale of businesses, and direct and incremental expenses and gains associated with acquisitions, divestitures, reorganizations and settlements.

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Revenues
Software Segment Revenues
The following table summarizes our Software segment revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Subscription software	$7,221	$4,916	$2,305	46.9%
Procurement solutions	9,840	8,398	1,442	17.2%
Professional services	1,668	4,714	(3,046)	(64.6)%
Total Software Revenues	$18,729	$18,028	$701	3.9%
	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Subscription software	$18,966	$14,234	$4,732	33.2%
Procurement solutions	27,568	25,874	1,694	6.5%
Professional services	5,460	15,245	(9,785)	(64.2)%
Total Software Revenues	$51,994	$55,353	$(3,359)	(6.1)%
Subscription software revenues increased during the three and nine months ended September 30, 2016 primarily due to revenues generated from increased site volume and our strategic partnerships. Procurement solutions revenue also increased during the three and nine months ended September 30, 2016 due primarily to increased wholesale procurement auction activity. The decline in professional services revenues, for both the three and nine months ended September 30, 2016, was due to the divestiture of our World Energy efficiency business in the fourth quarter of 2015 and our UPG business in the second quarter of 2016. We currently expect our Software segment revenues in fiscal 2016 to be lower, as compared to 2015, due to the aforementioned divestitures and the divestiture of our UCE business in the third quarter of 2016, partially offset by organic growth in our subscription software revenues.

Demand Response Segment Revenues
The following table summarizes our Demand Response segment revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Grid Operator	$121,500	$171,928	$(50,428)	(29.3)%
Utility	27,552	27,368	184	0.7%
Total Demand Response Revenues	$149,052	$199,296	$(50,244)	(25.2)%
	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues:
Grid Operator	$252,985	$237,281	$15,704	6.6%
Utility	48,876	47,741	1,135	2.4%
Total Demand Response Revenues	$301,861	$285,022	$16,839	5.9%
The significant changes in our Demand Response segment revenues from grid operators and utilities for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, are highlighted in the following tables (in thousands):

	Increase (Decrease)
	Three Months Ended September 30, 2015 to September 30, 2016	Nine Months Ended September 30, 2015 to September 30, 2016
PJM	$(49,405)	$17,561
South Korea (KPX)	3,192	10,102
New York (NYISO)	(707)	(1,826)
Texas (ERCOT)	(2,189)	(2,114)
New England (ISO-NE)	(1,147)	(3,315)
Alberta (AESO)	(252)	(5,504)
Other (1)	80	800
Total (decrease) increase in Grid Operator Demand Response revenues	$(50,428)	$15,704
 (1) The amounts included in 'other' relate to net increases (decreases) in various demand response programs, domestic and international, none of which are individually material.

The decrease in PJM revenues for the three month period ended September 30, 2016 as compared to the same period in 2015 was primarily due to lower pricing in connection with our participation in the PJM Limited program. The increase in PJM revenues for the current nine month period, as compared to the same period in 2015, was primarily due to the prior year's increased participation in the 2015/2016 PJM Extended program, for which revenue was recognized in May 2016. The increase in revenues associated with our South Korea program was primarily due to an increase in enrolled MWs in the current year. Other changes across the three and nine month periods include lower pricing and fewer enrolled MWs in our New York, Texas and Alberta programs and lower MW obligations in our New England program.

	Increase (Decrease)
	Three Months Ended September 30, 2015 to September 30, 2016	Nine Months Ended September 30, 2015 to September 30, 2016
Consolidated Edison (Con Ed)	$1,277	$2,488
Pacific Gas and Electric (PG&E)	(2,006)	(1,249)
New Zealand	319	1,108
Salt River Project	—	(1,167)
Other (1)	594	(45)
Total increase in Utility Demand Response revenues	$184	$1,135
(1) The amounts included in 'other' primarily relate to various utility demand response programs and services, none of which are individually material.
The increase in revenues associated with our Con Ed program was primarily due to a performance-based bonus payment recognized during the first quarter of 2016 as well as an increase in pricing during the second and third quarters of 2016. The increase in our New Zealand program revenues was the result of higher pricing. These increases were partially offset in the nine month period by the conclusion of the Salt River Project program in the second quarter of 2015. In addition, our performance in the PG&E program resulted in a further revenue reduction for the three and nine months ended September 30, 2016.
We currently expect our Demand Response segment revenues in fiscal 2016 to be slightly higher as compared to 2015.
Segment adjusted EBITDA:
The following table summarizes segment adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Software adjusted EBITDA	$(10,583)	$(13,842)	$(48,620)	$(49,088)
Demand Response adjusted EBITDA	$46,299	$49,433	$70,780	$56,630
Software Segment adjusted EBITDA
For the three and nine months ended September 30, 2016, as compared to the prior year periods, Software segment adjusted EBITDA increased $3.3 million and $0.5 million, respectively. The increases were a result of a more favorable mix of revenue due to increased subscription software revenue and a decline in professional services revenue related to divested businesses, as well as reduced operating expenses partially attributable to our restructuring actions. We currently expect our Software segment adjusted EBITDA for fiscal 2016 to be relatively comparable to 2015.
Demand Response Segment adjusted EBITDA
Demand Response segment adjusted EBITDA decreased $3.1 million for the three months ended September 30, 2016 as compared to the prior year. This was due to a decrease in grid operator revenues of $50.4 million, primarily related to a reduction in PJM pricing, partially offset by higher gross margin due to our participation in PJM incremental auctions and effective portfolio management. For the nine months ended September 30, 2016 as compared to the prior year, Demand Response segment adjusted EBITDA increased $14.2 million, primarily due to higher revenue from our increased participation in the 2015/2016 PJM Extended program as noted above, expanded gross margins and reduced operating expenses. We currently expect our Demand Response segment adjusted EBITDA for fiscal 2016 to increase, as compared to 2015 driven by improved gross margin on modestly higher revenue and lower operating expenses.
Liquidity and Capital Resources
Overview
We have generated significant cumulative losses since inception. As of September 30, 2016, we had an accumulated deficit of $274.1 million. As of September 30, 2016, our principal sources of liquidity were our cash and cash equivalents totaling $81.5 million and our $30.0 million senior secured revolving credit facility. The decrease in cash and cash equivalents of $56.6 million from the December 31, 2015 balance of $138.1 million was principally driven by net losses of $19.9 million and a $66.2 million increase in working capital, as further described below, partially offset by $23.2 million of cash received from the sales of businesses and the settlement of an escrow claim. At September 30, 2016, the majority of our excess cash was invested in money market funds.
Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(64,888)	$(18,226)
Cash provided by (used in) investing activities	8,841	(88,881)
Cash used in financing activities	(2,002)	(2,331)
Effects of exchange rate changes on cash and cash equivalents	1,428	(2,973)
Net change in cash and cash equivalents	$(56,621)	$(112,411)

Cash Used in Operating Activities
The following table summarizes our consolidated cash flows used in operating activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net loss	$(19,854)	$(56,132)
Non-cash items	41,597	48,721
Gains on sale of businesses, excluding transaction costs (Note 4)	(20,405)	(2,991)
Change in working capital and other activities	(66,226)	(7,824)
Net cash used in operating activities	$(64,888)	$(18,226)
Cash used in operating activities for the nine months ended September 30, 2016 and 2015 reflect net losses adjusted for non-cash activity, gains on the sale of businesses, and the impact of changes in our working capital balances relative to the beginning of the year.
The working capital accounts are largely impacted by our participation in PJM and other demand response programs. For instance, in PJM we receive cash payments ratably June through May, but typically recognize the corresponding revenues in September and/or in the following May. This dynamic, and similar dynamics in other demand response programs, account for the majority of the quarterly changes in the working capital accounts described in greater detail below.

•
Cash collections from demand response customers and payments to C&I end-users, in advance of recognition in the statement of operations, increase our “deferred revenue” and “capitalized incremental direct customer contract costs” balances, respectively. These balances reverse through our statement of operations upon recognition of revenues and the corresponding cost of revenues.

•
Recognition of revenues and cost of revenues, in advance of cash collections and payments, increase our “unbilled revenue” and “accrued capacity payments” balances, respectively. These balances decline as cash is collected and payments are disbursed.

Further impacting our cash flows is the timing of inbound receipts from demand response customers as compared to the timing of outbound disbursements to C&I end-users. For instance, PJM remits cash every week, while we disburse C&I payments on a quarterly basis, 45 days in arrears.
The $64.9 million of cash used in operations for the nine months ended September 30, 2016 compares to $18.2 million used for the same period in the prior year. The $46.7 million change is primarily due to the decline in PJM pricing for the 2016/2017 program year relative to the 2015/2016 program year. More specifically, PJM cash inflows for the nine months ended September 30, 2016, reflect five months of collections from the 2015/2016 program year and four months of collections for the lower priced 2016/2017 program year. PJM cash outflows to C&I end-users over the same period reflect eight months of payments for the higher priced 2015/2016 program year and only one month of payments for the lower priced 2016/2017 program year. The PJM impact was partially offset by cash received for the recovery of an escrow settlement claim (Note 9 to the accompanying financial statements), improved management of our demand response portfolios, year-over-year increases in our subscription software and procurement solutions revenues, and a reduction in our spend for operating expenses.
Cash Provided By (Used In) Investing Activities
Cash provided by investing activities was $8.8 million for the nine months ended September 30, 2016, which consisted primarily of $23.2 million in cash received for the sale of the UPG and UCE businesses, partially offset by capital expenditures of $13.7 million including $6.2 million for the capitalization of internal-use software development costs.
Cash used in investing activities was $88.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we made net payments of $77.6 million for acquisitions, consisting primarily of the purchase of World Energy. In addition, during the nine months ended September 30, 2015, we incurred $17.7 million of capital expenditures.
Cash Used in Financing Activities
Cash used in financing activities was $2.0 million for the nine months ended September 30, 2016 and consisted primarily of payments made for employee restricted stock minimum tax withholdings. Cash used in financing activities was $2.3 million for the nine months ended September 30, 2015 and consisted of payments made for employee restricted stock minimum tax withholdings totaling $3.8 million, partially offset by $1.1 million of cash received from the exercise of stock options.

Borrowing and Credit Arrangements
Credit Agreement
In August 2014, we entered into a $30 million senior secured revolving credit facility, or the 2014 credit facility, with Silicon Valley Bank, or SVB, pursuant to a loan and security agreement, as amended, which is available for issuances of letters of credit and revolving loans. In August 2016, we and SVB entered into a third amendment to the 2014 credit facility to extend the maturity from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of September 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $23.3 million under the 2014 credit facility. As of September 30, 2016, there was $6.7 million available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, we may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
Convertible Notes
In August 2014, we sold $160 million aggregate principal amount of 2.25% convertible senior notes, or Convertible Notes, due August 15, 2019. The Convertible Notes include customary terms and covenants, including certain events of default after which they may be declared or become due and payable immediately. The Convertible Notes are convertible at an initial conversion rate of 36.0933 shares of the common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $27.71 per share of common stock). We may elect to settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock.
In December 2015, in privately negotiated transactions, we completed repurchases in cash of $33.2 million in aggregate principal amount of the outstanding Convertible Notes for a total purchase price of $19.7 million plus accrued interest. We may from time to time seek to retire or repurchase additional outstanding Convertible Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
For further discussion of the Convertible Notes, please refer to Note 8 to the accompanying financial statements.
Interest expense under the Convertible Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of debt discount and issuance costs	$1,002	$1,218	$2,951	$3,571
2.25% accrued interest	713	900	2,131	2,680
Total interest expense from Convertible Notes	$1,715	$2,118	$5,082	$6,251
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 9 to the accompanying financial statements.
Capital Spending
We have made capital expenditures primarily for general corporate purposes to support growth and for equipment installations related to our business. Our capital expenditures totaled $13.7 million and $17.7 million during the nine months ended September 30, 2016 and 2015, respectively. We expect our capital expenditures for fiscal 2016 to be lower, as compared to 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. As of September 30, 2016, we had outstanding letters of credit totaling $23.3 million. For information on these commitments and contingent obligations, please refer to “Liquidity and Capital Resources- Borrowings and Credit Arrangements” above and Note 8 to the accompanying financial statements.

Additional Information

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including consolidated adjusted EBITDA and free cash flow. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to consolidated adjusted EBITDA is GAAP net income (loss) attributable to EnerNOC, Inc. and the GAAP measure most comparable to free cash flow is cash flow provided by (used in) operating activities. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included below.

Use and Economic Substance of Non-GAAP Financial Measures
We use these non-GAAP measures when evaluating our operating performance and for internal planning and forecasting purposes. We believe that such measures help indicate underlying trends in our business, are important in comparing current results with prior period results, and are useful to investors and financial analysts in assessing our operating performance. For example, we consider consolidated adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. In addition, we consider free cash flow to be an indicator of our liquidity trend and the performance of our business.
The following is an explanation of the non-GAAP measures that we utilize, including the adjustments we make as part of the non-GAAP measures:

•
Management defines consolidated adjusted EBITDA as net income (loss) attributable to EnerNOC, Inc., excluding depreciation, amortization and asset impairments; stock-based compensation; gains on the sale of businesses; direct and incremental expenses/gains associated with acquisitions, divestitures, reorganizations and settlements; restructuring charges; interest and other income (expense), net; and benefit from (provision for) income tax.

•
Management defines free cash flow as net cash provided by (used in) operating activities less capital expenditures. Management defines capital expenditures as purchases of property and equipment, which includes capitalization of internal-use software development costs.

Material Limitations Associated with the Use of Non-GAAP Financial Measures
Consolidated adjusted EBITDA and free cash flow may have limitations as analytical tools. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for, or superior to, the financial information presented in accordance with GAAP, and should not be considered as measures of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information used by other companies, even where similarly titled, and therefore should not be used to compare our performance to that of other companies.

Consolidated Adjusted EBITDA
Consolidated adjusted EBITDA was $31.5 million and $31.7 million for the three months ended September 30, 2016 and 2015, respectively. Consolidated adjusted EBITDA was $7.7 million and $(4.5) million for the nine months ended September 30, 2016 and 2015, respectively.

The reconciliation of consolidated adjusted EBITDA to net loss attributable to EnerNOC, Inc. is set forth below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Software adjusted EBITDA	$(10,583)	$(13,842)	$(48,620)	$(49,088)
Demand Response adjusted EBITDA	46,299	49,433	70,780	56,630
Corporate unallocated expenses	(4,239)	(3,884)	(14,446)	(12,043)
Consolidated adjusted EBITDA (1)	31,477	31,707	7,714	(4,501)
Depreciation, amortization and asset impairments (5)	(7,418)	(9,511)	(25,888)	(29,259)
Stock-based compensation	(3,452)	(3,655)	(10,236)	(11,385)
Restructuring charges (2)	(2,933)	—	(6,627)	—
Gains on sale of businesses (3)	2,229	—	19,605	2,991
Direct and incremental (expenses) gains associated with acquisitions, divestitures, reorganizations and settlements (4)	3,525	(70)	2,961	(2,913)
Interest and other income (expense), net	(2,114)	(5,067)	(6,069)	(12,551)
Benefit from (provision for) income tax	(689)	(417)	(1,271)	1,523
Net income (loss) attributable to EnerNOC, Inc.	$20,625	$12,987	$(19,811)	$(56,095)

(1)	Consolidated adjusted EBITDA excludes gains on the sale of businesses. Prior period results have been updated to conform to current period presentation.

(2)	Restructuring charges include employee related severance and retention costs, asset impairments, and contract termination costs.

(3)
The nine month period ended September 30, 2016 includes gains on the sale of a professional services business and a utility customer engagement software business. Prior year periods include a gain on the sale of a demand response resource.

(4)
Includes expenses that are direct and incremental to business acquisitions and divestitures, including third party professional fees for legal, accounting and valuation services; employee related costs associated with reorganizing the business; and a gain recorded in the three and nine months ended September 30, 2016 for a settlement related to an escrow account as further described in Note 9 to the accompanying financial statements.

(5)	Includes impairments of equipment excluded from restructuring charges.

Free Cash Flow
We had negative free cash flow of $23.3 million for the three months ended September 30, 2016 compared to negative free cash flow of $1.0 million for the three months ended September 30, 2015. We had negative free cash flow of $78.6 million for the nine months ended September 30, 2016 compared to negative free cash flow of $36.0 million for the nine months ended September 30, 2015. The decreases in free cash flow were primarily attributable to the decline in cash flows from operations as discussed above. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$(18,738)	$5,442	$(64,888)	$(18,226)
Subtract: Purchases of property and equipment and capitalization of internal use software	(4,577)	(6,434)	(13,688)	(17,724)
Free cash flow (1)	$(23,315)	$(992)	$(78,576)	$(35,950)

(1)	Free cash flow does not include cash received from the sale of businesses. Prior period results have been updated to conform to current period presentation.
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

As described in our Form 2015 10-K, the most critical accounting policies and estimates upon which our consolidated financial statements were prepared were those relating to revenue recognition, assumptions used to determine fair value of goodwill and intangible assets, capitalization of software development costs, deferred tax assets and related valuation allowance, and stock-based compensation. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the nine months ended September 30, 2016. Readers should refer to our 2015 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, please refer to Note 13 to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as disclosed herein, there have been no material changes during the nine months ended September 30, 2016 in the foreign exchange risk information and interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Foreign Currency Exchange Risk
Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
A majority of our foreign expense and revenue activities are transacted in local currencies, including Australian dollars, Euros, Brazilian real, British pounds, Canadian dollars, Indian rupee, Japanese yen, South Korean won and New Zealand dollars. Fluctuations in foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency fluctuations can result in a loss if we maintain deposits or receivables (third party or intercompany) in a foreign currency. During the three and nine months ended September 30, 2016 our sales generated outside the United States as a percentage of consolidated sales were 15% and 19%, respectively, as compared to the three and nine months ended September 30, 2015 for which our sales generated outside the United States were 10% and 19%, respectively. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales.
The operating expenses of our international subsidiaries that are incurred in local currencies did not have a material adverse effect on our business, results of operations or financial condition for the three and nine months ended September 30, 2016. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against applicable foreign currencies. Our operating expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
In June 2016, the citizens of the United Kingdom (UK) voted to leave the European Union (EU), an event that is commonly referred to as "Brexit." A near-term effect of Brexit was a weakening of the British Pound (GBP) relative to the U.S. Dollar and other currencies. Our operations in the UK are not significant and comprise less than 1% of our revenue and less than 2% of our operating expenses. We maintain intercompany loans and receivables with our UK affiliates. The weakening of the GBP resulted in unrealized foreign exchange losses of approximately $2 million for the nine months ended September 30, 2016.
During the three and nine months ended September 30, 2016, we recognized foreign exchange (losses) gains of ($0.4) million and $0.1 million, respectively. These gains and losses primarily relate to intercompany loans, largely driven by fluctuations in the Canadian dollar, Euro, Australian dollar and British pound.
We currently do not have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. From time to time we evaluate potential programs, including the use of derivative financial instruments, to reduce our exposure to foreign exchange gains and losses, and the volatility of future cash flows caused by changes in currency exchange rates. The utilization of forward foreign currency contracts could reduce, but not eliminate, the impact of currency exchange rate movements.

Interest Rate Risk
We incur interest expense on borrowings outstanding under our Convertible Notes and 2014 credit facility. The Convertible Notes have a fixed interest rate. The interest on revolving loans under the 2014 credit facility accrue, at our election, at either (i) the LIBOR (determined based on the per annum rate of interest at which deposits in United States dollars are offered to SVB in the London interbank market) plus 2.00%, or (ii) the “prime rate” as quoted in the Wall Street Journal with respect to the relevant interest period plus 1.00%.
As of September 30, 2016, we had no outstanding borrowings and had outstanding letters of credit totaling $23.3 million under the 2014 credit facility.
The return we earn from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial condition.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve such matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2015 Form 10-K. During the nine months ended September 30, 2016, there were no material changes to the risk factors that were disclosed in our 2015 Form 10-K other than as set forth below.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

In September 2016, our Board approved an approximate 15% reduction in our global workforce as part of a broader restructuring plan designed to materially reduce our operating expenses primarily related to our subscription-based energy intelligence software business. This reduction will result in reallocations of duties and may reduce employee morale, which could lead to unintended attrition or performance issues. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations and business objectives, harm our reputation, and expose us to increased risk of legal claims by terminated employees. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such restructuring activities, or that we will not have to undertake future restructuring and cost control activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended September 30, 2016:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1, 2016 - July 31, 2016	46,412	$6.39	—
August 1, 2016 - August 31, 2016	4,063	7.40	—
September 1, 2016 - September 30, 2016	18,091	5.61	—
Total for the third quarter of 2016	68,566	$6.24	—

(1)
In connection with the vesting of restricted stock under our equity incentive plans, we repurchased a total of 68,566 shares of our common stock in the third quarter of fiscal 2016 to cover employee minimum statutory income tax withholding obligations, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Shares withheld (or not issued) to satisfy a tax withholding obligation in connection with an award will immediately be added to the share reserve and become available for issuance.

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

Item 6.	Exhibits

10.1*	Loan and Security Agreement, dated as of August 11, 2014, between Silicon Valley Bank and EnerNOC, Inc., as amended on October 23, 2014, August 11, 2015, and August 3, 2016.

31.1*	Certification of Chief Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of the Chief Executive Officer and Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date:	November 4, 2016	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date:	November 4, 2016	By:	/s/ William G. Sorenson
William G. Sorenson
Chief Financial Officer (principal financial and accounting officer)