Form 10-K/A
period 2016-12-31
ENERNOC INC
filed 2017-05-01
CIK 1244937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
if an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the exchange act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30 2016, the last business day of the Registrant’s second quarter of the fiscal year ended December 31, 2016, was approximately $151.7 million based upon the last sale price reported for such date on The NASDAQ Global Market.
The number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of March 6, 2017 was 30,430,621.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) originally filed on March 16, 2017 (the “Original Filing”) by EnerNOC Inc. (“EnerNOC,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial condition, future revenues, profits and profit margins, projected costs, market position, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors, which may cause actual results, levels of activity, performance or the timing of events to be materially different than those exposed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include the factors set forth under the caption “Risk Factors” in Item 1A of Part I of the Original Filing. Although we may elect to update the forward-looking statements contained herein in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to May 1, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth our directors and executive officers, their ages, and the positions currently held by each such person with us.

Name	Age	Position
Timothy Healy	48	Chairman and Chief Executive Officer
David Brewster	45	President and Director
William Sorenson	61	Chief Financial Officer
Micah Remley	41	Senior Vice President & General Manager of Software
Kirk Arnold (2)(4)	57	Director
James Baum (3)(4)	53	Director
Arthur Coviello (1)(2)(4)(5)	64	Director
TJ Glauthier (1)(2)(3)	73	Director
Gary Haroian (1)(3)	65	Director

(1) Member of the audit committee.
(2) Member of the nominating and governance committee.
(3) Member of the compensation committee.
(4) Member of the technology committee.
(5) Lead independent director.
Timothy G. Healy has served as our Chairman of the Board and Chief Executive Officer since June 2003 and co-founded EnerNOC in 2001. During 2001, Mr. Healy worked in the Energy Technology Laboratory for Northern Power Systems, Inc., a company that designs, manufactures, sells and services wind turbines into the global marketplace. Mr. Healy has also held positions with Merrill Lynch, International Fuel Cells, and Commonwealth Capital Ventures. He also co-founded Student Advantage, which went public in 1999. Mr. Healy holds a Bachelor of Arts in Government and Economics from Dartmouth College and an MBA from the Tuck School of Business at Dartmouth.
Our board of directors has concluded that Mr. Healy should serve as a director as of the date of this Amendment because he is a visionary and innovator in our industry, has substantial leadership experience in the energy intelligence software and services sector, is active in the technology community, has an unparalleled understanding of our business, personnel, customers, and the markets in which we operate, and represents our management principles. Our board of directors values Mr. Healy's extensive leadership and energy industry expertise.
David Brewster has served as a director and as our President since June 2003 and served as our Chief Operating Officer from June 2003 to January 2008. Mr. Brewster co-founded EnerNOC in 2001. During 2001, Mr. Brewster worked at Beacon Power Corporation, a developer of advanced products and services to support stable, reliable and efficient electricity grid operation. Mr. Brewster has also evaluated emerging energy technologies for Winslow Management Company, an environmentally focused investment management firm, and developed corporate strategies for SolarBank, a global capital fund for the financing of solar energy systems. Mr. Brewster holds a Bachelor of Arts from Wesleyan University, a Master of Environmental Management from Duke University and an MBA from the Tuck School of Business at Dartmouth.
Our board of directors has concluded that Mr. Brewster should serve as a director as of the date of this Amendment because he is a visionary and innovator in our industry, has extensive regulatory and international experience in the energy intelligence software sector, has substantial perspective on our industry from his dealings with federal and state governments, has an unparalleled understanding of our business, personnel and customers and the markets in which we operate, and is representative of our management principles. Our board of directors values Mr. Brewster’s extensive regulatory and international expertise.
William Sorenson has served as our Chief Financial Officer since August 2016. From May 2014 to October 2015, Mr. Sorenson served as Chief Financial Officer of Acquia Inc., a web content management platform provider. From August 2008 to July 2013, Mr. Sorenson served as Chief Financial Officer of Qlik Technologies Inc., a business intelligence solutions provider of visual analytics. Prior to that, Mr. Sorenson held executive level positions at EMI Music Publishing, Bertelsmann AG and News Corporation. Mr. Sorenson received an M.A. in International Relations from The American University and a B.A. in Foreign Languages from LeMoyne College.

Micah Remley has served as our Senior Vice President & General Manager of Software since October 1, 2016. From January 2015 to September 30, 2016, Mr. Remley served as our Senior Vice President of Product Strategy. Prior to that, Mr. Remley served as our Vice President of Product Strategy & Technology from April 2013 to January 2015. From November 2011 to March 2013, Mr. Remley served as our Vice President of Operations and, prior to that, served as our Senior Director of Operations from January 2011 to November 2011. From May 2008 to December 2010, Mr. Remley served as our Director of Field Operations and, prior to that, served as our Senior Manager of New England Field Operations from April 2006 to April 2008. Mr. Remley received his Bachelor of Science from the University of Maine and an MBA from the Yale School of Management.
Kirk Arnold has served as a director since December 2014. Since June 2013, Ms. Arnold has served as the CEO of Data Intensity, a provider of application management and managed cloud services, where she is responsible for the overall strategic direction of the company. Prior to joining Data Intensity, Ms. Arnold served as the Chief Operating Officer and Executive Vice President of Avid Technology, a provider of video and audio production technology, from July 2009 to July 2012, served as its Executive Vice President of Customer Operations from July 2008 to July 2009, and served as its Executive Vice President and General Manager of the Professional Video business unit from February 2008 to July 2008. From January 2007 to June 2007, Ms. Arnold served as the President, CEO and Vice Chairman of Keane, Inc., an information technology services unit of NTT Data Corporation. From June 2004 to January 2007, Ms. Arnold served as an Executive Vice President of Product Development, Marketing, Strategy and Management for the Human Resources Outsourcing Group of Fidelity Investments, a financial services corporation, and as Senior Vice President of Sales and Marketing for Fidelity Institutional Retirement Services Company from June 2003 to June 2004. Prior to joining Fidelity, Ms. Arnold served as President and Chief Executive Officer of NerveWire, a technology company she founded, from February 2002 to February 2003, and as NerveWire’s President and Chief Operating Officer from February 2000 to February 2002. Before launching NerveWire, Ms. Arnold spent six years at Computer Sciences Corp., a provider of information technology and professional services, as President of CSC Consulting. Ms. Arnold began her career at IBM, where she served in a variety of sales leadership positions, and was a member of the management team that began IBM’s focus on the services market. Ms. Arnold serves as a director and member of the advisory board of The Cramer Productions Company, a specialty marketing company. Ms. Arnold holds a Bachelor of Arts degree in Government from Dartmouth College.
Our board of directors has concluded that Ms. Arnold should serve as a director as of the date of this Amendment because she has significant executive management and operational experience at technology companies, substantial leadership and marketing expertise, and extensive services and financial expertise that includes extensive knowledge of complex strategic transactions focusing on technology companies. Our board of directors values Ms. Arnold’s current and prior service in various leadership roles in technology and other leading companies.
James Baum has served as a director since April 2013. Since March 2015, Mr. Baum served as a venture partner for OpenView, a venture capital company focused on investing in expansion stage software companies. From November 2014 to January 2017, Mr. Baum served as the executive chairman of Dyn, an internet performance management company.  From September 2011 to December 2012, Mr. Baum served as Chief Executive Officer of Symbotic, LLC, a provider of warehouse automation systems. From October 2010 to August 2011, Mr. Baum served as President and Chief Executive of Netezza Corporation, or Netezza, a provider of data warehouse, analytic and monitoring appliances that was acquired by International Business Machines Corp., or IBM, in November 2010. From February 2009 to October 2010, Mr. Baum served as Chief Executive Officer of Netezza and, prior to that, served as the President and Chief Operating Officer of Netezza from June 2006 until January 2009. Prior to joining Netezza, Mr. Baum served as the President and Chief Executive Officer of Endeca Technologies, Inc., a provider of search and guided navigation solutions, from November 2004 to October 2005 and President and Chief Operating Officer from June 2001 to November 2004. From October 1998 to December 2000, Mr. Baum served first as Executive Vice President, Engineering, Research and Development, then Executive Vice President and General Manager of Parametric Technology Corporation, a provider of product lifecycle management, content management and publishing solutions. Mr. Baum served on the board of directors of Netezza, a publicly-traded company at the time, from August 2006 to October 2010. Mr. Baum holds a Bachelor of Science degree in Engineering from Worcester Polytechnic Institute and a Master of Science degree in Engineering from Rensselaer Polytechnic Institute.
Our board of directors has concluded that Mr. Baum should serve as a director as of the date of this Amendment because he has significant executive management and operational experience at technology companies, substantial software product development expertise, and extensive financial expertise that includes extensive knowledge of complex strategic transactions focusing on technology companies. Mr. Baum acquired this experience and expertise in the course of serving in various leadership roles, including president and chief executive officer at leading technology companies. In addition, Mr. Baum’s prior service on another public company board provided him with valuable experience. Our board of directors values Mr. Baum’s extensive financial, software product development and technology industry expertise.
Arthur Coviello has served as a director since June 2008. Since May 2015, Mr. Coviello has served as a venture partner for Rally Ventures, LLC, an investor in early-stage business technology companies. From February 2011 until February 2015, Mr. Coviello served as Executive Chairman of RSA Security Inc., the Security Division of EMC Corporation and a provider of security, risk and compliance solutions. From September 2006, when EMC Corporation acquired RSA Security Inc., through January 2011, Mr. Coviello served as Executive Vice President and President of RSA Security, Inc. Prior to the acquisition of RSA Security

Inc. by EMC Corporation, Mr. Coviello served as Chief Executive Officer and on the board of directors of RSA Security Inc. from January 2000 to September 2006 and as acting Chief Financial Officer of RSA Security Inc. from December 2005 to May 2006. He served as President of RSA Security Inc. from March 1999 to September 2006. Since November 2015, Mr. Coviello has served on the board of directors of Synchrony Financial, a consumer financial services company. Since April 2017, Mr. Coviello has served on the board of directors of Gigamon, Inc., a network visibility and traffic monitoring technology company. Mr. Coviello holds a Bachelor of Arts in Business Administration from the University of Massachusetts.
Our board of directors has concluded that Mr. Coviello should serve as a director as of the date of this Amendment because he has substantial financial expertise that includes extensive knowledge of the complex financial, operational and international issues facing large companies, significant executive management experience at technology companies and a deep understanding of accounting principles and financial reporting rules and regulations. He acquired this knowledge in the course of serving in various leadership roles, including chief executive officer and acting chief financial officer, at global technology companies. Through those senior management positions, Mr. Coviello has demonstrated his leadership and business acumen. Our board of directors values Mr. Coviello’s extensive financial and technology industry expertise.
TJ Glauthier has served as a director since April 2007 and served on our Strategic Advisory Board from May 2005 until April 2007. Mr. Glauthier has served as President of TJG Energy Associates, LLC, a California-based energy consulting firm, since January 2005. From May 2001 to December 2004, Mr. Glauthier served as the Chief Executive Officer and President of the Electricity Innovation Institute, which was an affiliate of the Electric Power Research Institute. From 1999 to 2001, Mr. Glauthier served as the Deputy Secretary and Chief Operating Officer of the U.S. Department of Energy. From 1993 to 1998, Mr. Glauthier served as the Associate Director for Natural Resources Energy and Science at the U.S. Office of Management and Budget in the Executive Office of the President. Mr. Glauthier also served on the board of directors of Union Drilling, Inc., a provider of contract land drilling services and equipment to oil and gas companies in the United States, from April 2006 to November 2012 when it was acquired by Sidewinder Drilling, Inc. Mr. Glauthier holds a Bachelor of Arts in Mathematics from Claremont McKenna College and an MBA from Harvard Business School.
Our board of directors has concluded that Mr. Glauthier should serve as a director as of the date of this Amendment because he brings to the board substantial energy industry expertise, including expertise in both the public and private sector. He also brings in-depth knowledge of the opportunities and challenges facing global energy companies, specifically with respect to regulatory and financial issues. Mr. Glauthier has a deep understanding of our people, services and culture acquired during his service on our board of directors and, prior to that, as a member of our Strategic Advisory Board. In addition, Mr. Glauthier’s prior service on another public company board provided him with valuable experience. Our board of directors values Mr. Glauthier’s extensive energy industry expertise.
 Gary Haroian has served as a director since July 2015. From 2000 to 2002, Mr. Haroian served in various positions, including as Chief Financial Officer, Chief Operating Officer and Chief Executive Officer, at Bowstreet, Inc., a provider of software application tools. From 1997 to 2000, Mr. Haroian served as Senior Vice President of Finance and Administration and Chief Financial Officer of Concord Communications, Inc., a network management software company. From 1983 to 1996, Mr. Haroian served in various positions, including Chief Financial Officer, President, Chief Operating Officer and Chief Executive Officer, at Stratus Computer, Inc., a provider of continuous availability solutions. Mr. Haroian served as a director of DYN, a cloud based internet performance management company, from 2015 to 2016; A123 Systems, a battery systems company, from 2006 to 2012; Network Engines, Inc., a provider of server appliance solutions, from 2003 to 2011; Unica Corporation, a provider of enterprise marketing management software, from 2009 to 2010; Phase Forward Incorporated, a provider of clinical trials and drug safety software, from 2005 to 2010; Net Holdings, Inc. (formerly known as Lightbridge, Inc.), a provider of transaction and payment processing services, from 2005 to 2007; and Embarcadero Technologies, Inc., a provider of database management solutions, from 2004 to 2006. Mr. Haroian currently serves as a director of Aspen Technology, Inc., a provider of process optimization software solutions, and BrightCove Inc., a provider of cloud-based services for video. Prior to 1983, Mr. Haroian was a Certified Public Accountant. Mr. Haroian holds a B.A. in Economics and a B.B.A. in Accounting from the University of Massachusetts Amherst.
Our board of directors has concluded that Mr. Haroian should serve as a director as of the date of this Amendment because of his extensive financial and accounting expertise, which includes a deep understanding of software and service companies, and significant executive management, financial and operational experience at software companies. Mr. Haroian acquired this experience and expertise in the course of serving in various leadership roles in both public and private technology companies. Mr. Haroian qualifies as an “audit committee financial expert” under SEC guidelines.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2016 were met, except as described below.
On April 1, 2016, Timothy Healy filed a Statement of Changes in Beneficial Ownership on Form 4 to report a disposition of 13,978 shares of our common stock to cover tax obligations in connection with the vesting of certain equity awards, which occurred on March 3, 2016.
On April 1, 2016, David Brewster filed a Statement of Changes in Beneficial Ownership on Form 4 to report a disposition of 7,931 shares of our common stock to cover tax obligations in connection with the vesting of certain equity awards, which occurred on March 3, 2016.
On April 1, 2016, Micah Remley filed a Statement of Changes in Beneficial Ownership on Form 4 to report a disposition of 3,089 shares of our common stock to cover tax obligations in connection with the vesting of certain equity awards, which occurred on March 3, 2016.
On April 1, 2016, Neil Moses filed a Statement of Changes in Beneficial Ownership on Form 4 to report dispositions of 1,654 and 6,797 shares of our common stock to cover tax obligations in connection with the vesting of certain equity awards, which occurred on March 1, 2016 and March 3, 2016, respectively.
On April 1, 2016, Matthew Cushing filed a Statement of Changes in Beneficial Ownership on Form 4 to report a disposition of 3,204 shares of our common stock to cover tax obligations in connection with the vesting of certain equity awards, which occurred on March 3, 2016.
On May 13, 2016, Eric Erston filed a Statement of Changes in Beneficial Ownership on Form 4 to report an award of 100,000 shares of restricted stock pursuant to the 2014 Plan, which occurred on May 10, 2016.
CORPORATE GOVERNANCE AND BOARD MATTERS
General
We believe that good corporate governance is important to ensure that EnerNOC is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our current committee charters, policy on security holder communications with directors, corporate governance guidelines and corporate code of conduct and ethics described below are available in the “Corporate Governance” section of the “Investors” section of our website located at www.enernoc.com. Alternatively, you can request a copy of any of these documents by writing to: Investor Relations, c/o EnerNOC, Inc., One Marina Park Drive, Suite 400, Boston, Massachusetts 02210.
Executive Sessions of Independent Directors
Executive sessions of our independent directors are generally held following each regularly scheduled in-person meeting of the board of directors. Executive sessions do not include any of our non-independent directors. As required under applicable NASDAQ listing standards, the independent directors of the board of directors met in executive session four times during the fiscal year ended December 31, 2016, which we refer to as fiscal 2016.
Board Meetings and Attendance
The board of directors met fourteen times during fiscal 2016, either in person or by teleconference, and took action by unanimous written consent two times. Each director who served as a director during fiscal 2016 attended at least 85% of the aggregate of: (1) the total number of board meetings held during the period of fiscal 2016 that he or she served as a director and (2) the total number of meetings held by all board committees during the period of fiscal 2016 that he or she served as a member of such committees.
The board of directors has adopted corporate governance guidelines under which each member of the board of directors is encouraged to attend each annual meeting of our stockholders. Six of our then-current directors attended our 2016 annual meeting of stockholders.
Committees of the Board of Directors
The board of directors has the following standing committees: audit committee, compensation committee, nominating and governance committee, and technology committee, each of which operates pursuant to a separate charter that has been approved by the board of directors. On April 26, 2016, the board of directors elected to dissolve the mergers and acquisitions committee effective the close of business on May, 26, 2016, the date of the Company’s 2016 annual meeting. Each committee reviews the appropriateness of its charter at least annually and holds executive sessions as it deems appropriate. Each committee retains the authority to engage its own advisors and consultants. The composition and responsibilities of each committee are summarized below.
Our board of directors has determined that all of the members of each of our board of directors’ four standing committees are independent as defined under the listing rules of The NASDAQ Stock Market LLC, or NASDAQ, including, in the case of all members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are qualified to serve as directors.
Audit Committee.    As described more fully in its charter, the audit committee has the authority to retain and terminate the services of our independent registered public accounting firm, review annual financial statements, consider matters relating to accounting policy and internal controls, and review the scope of annual audits. Specifically, in fulfilling its role, the audit committee’s responsibilities include:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•
discussing with management our major financial and operational risks and exposures and the steps management has taken or will take to monitor and control such risks and exposures, including our policies with respect to risk assessment and risk management;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing and approving all related person transactions; and

•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns.
From January 1, 2016 until May 26, 2016, the members of the audit committee were Messrs. Coviello, Glauthier and Haroian, and Richard Dieter, a former member of our board of directors. Since May 26, 2016, the date of Mr. Dieter’s retirement as a director, the members of the audit committee have been and continue to be Messrs. Coviello, Glauthier and Haroian. The board of directors has elected Mr. Haroian as the chairman of the audit committee and has determined that, based on Mr. Haroian’s significant experience and background in the practice of public accounting, he qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. The audit committee met twelve times during fiscal 2016, either in person or by teleconference, and took action by unanimous written consent on one occasion.
Compensation Committee.    Our compensation committee reviews and establishes our compensation policies, practices and procedures to ensure that the legal and fiduciary responsibilities of the board of directors are carried out and that such policies, practices and procedures contribute to our success. Specifically, the compensation committee’s responsibilities include:

•
annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other officers (as that term is defined in Section 16 of the Exchange Act and Rule 16a-1 thereunder);

•
evaluating the performance of our chief executive officer and other officers in light of such corporate goals and objectives and approving the compensation of our chief executive officer and other executive officers;

•	reviewing and approving employment contracts, severance arrangements, change of control provisions and other compensatory agreements for officers;

•	reviewing and making recommendations to our board of directors with respect to the compensation of our directors;

•	approving, amending, overseeing and administering our equity-based compensation and incentive plans;

•	approving and overseeing reimbursement policies for directors and officers;

•
recommending to the board of directors that certain compensation-related proposals be considered at our annual meetings, including the advisory vote on the compensation of our named executive officers and the frequency of the advisory vote on the compensation of our named executive officers;

•	reviewing and considering the results of the advisory votes on the compensation of our named executive officers;

•	reviewing and recommending the Compensation Discussion and Analysis and the compensation committee’s report on executive compensation for inclusion in our Annual Report on form 10-K;

•
reviewing all compensation policies and practices for all of our employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on our business;

•
reviewing and considering each of the factors set forth in Rule 10C-1(b)(4) under the Exchange Act and Rule 5605(d)(3) of the NASDAQ listing standards pertaining to the independence of any compensation consultants retained by the compensation committee or management to advise on executive officer or director compensation, and determining whether any conflict of interest exists that would prevent the consultant from independently representing the compensation committee or management; and

•	annually reviewing and reassessing the adequacy of the compensation committee’s charter and recommending any proposed changes to the board of directors for approval.
The compensation committee may delegate authority to one or more subcommittees as it deems appropriate. The compensation committee has delegated to Timothy Healy, our Chairman and Chief Executive Officer, the authority to grant equity awards under our 2014 Plan to our non-officer employees and our consultants, based on an aggregate number of equity awards, and subject to certain other limitations, as previously approved by the compensation committee.
In October 2015 and in anticipation of fiscal 2016, our compensation committee engaged Pearl Meyer, an independent compensation consulting firm, to conduct an annual review and analysis of our officer compensation programs. In connection with this review, Pearl Meyer provided a comprehensive report consisting of market data and analysis in making compensation recommendations, as more fully described below under the heading “Compensation Discussion and Analysis.” The processes and procedures followed by our compensation committee in considering and determining executive compensation for fiscal 2016 are also described below under the heading “Compensation Discussion and Analysis.” We expect that our compensation committee will continue to periodically engage an independent executive compensation consultant to provide advice and resources to our compensation committee.
From January 1, 2016 until May 26, 2016, the members of the compensation committee were Messrs. Dieter, Glauthier and Haroian. From May 26, 2016, the date of Mr. Dieter’s retirement as a director, until July 22, 2016, the members of the compensation committee were Messrs. Glauthier and Haroian. Since July 22, 2016, the members of the compensation committee have been and continue to be Messrs. Baum, Glauthier and Haroian. Mr. Glauthier serves as the chairman of the compensation committee. The compensation committee met seven times during fiscal 2016, either in person or by teleconference, and took action by unanimous written consent on one occasion. During fiscal 2016, each member of the compensation committee was a “non-employee director,” as defined under applicable SEC rules and regulations.

Nominating and Governance Committee.    The nominating and governance committee’s role is to make recommendations to the board of directors as to the size and composition of the board of directors and its committees, and to evaluate and make recommendations as to potential candidates. Specifically, the nominating and governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become board members;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•
annually reviewing, for each of our directors and nominees, the particular experience, qualifications, attributes or skills that contribute to the conclusion of the board of directors that the person should serve or continue to serve as a director, as well as how the directors’ skills and backgrounds enable them to function well together as a board;

•	evaluating and recommending termination of board members;

•	overseeing the process of succession planning for senior officers;

•	reviewing and maintaining the independence of board and committee members;

•	forming and delegating authority to subcommittees;

•	developing and recommending to the board of directors a corporate code of conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of the board of directors and management.
The nominating and governance committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the nominating and governance committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on our board of directors, and concern for the long-term interests of the stockholders.
From January 1, 2016 until July 22, 2016, the members of the nominating and governance committee were Ms. Arnold and Messrs. Baum and Glauthier. Since July 22, 2016, the members of the nominating and governance committee have been and continue to be Ms. Arnold and Messrs. Coviello and Glauthier. Ms. Arnold serves as the chairperson of the nominating and governance committee.
The nominating and governance committee met five times during fiscal 2016, either in person or by teleconference.
Technology Committee.    The technology committee is responsible for assessing the health of our technology strategies and the scope and quality of our intellectual property. Specifically, the technology committee’s responsibilities include:

•	making recommendations to the board of directors as to scope, direction, quality, investment levels and execution of our technology strategies;

•	overseeing the execution of technology strategies formulated by management;

•
providing guidance on technology as it may pertain to, among other things, market entry and exit; investments, mergers, acquisitions and divestitures; new business divisions and spin-offs; research and development investments; and key competitor and partnership strategies;

•	providing reports to the board of directors of its meetings and activities on a regular basis; and

•
reviewing and assessing the adequacy of its charter annually and recommending any modifications to the charter, if and when appropriate, to the nominating and governance committee and board of directors for approval.

From January 1, 2016 until July 22, 2016, the members of the technology committee were Messrs. Baum and Coviello. Since July 22, 2016, the members of the technology committee have been and continue to be Ms. Arnold and Messrs. Baum and Coviello. Mr. Baum serves as the chairman of the technology committee. The technology committee met four times during fiscal 2016, either in person or by teleconference.
Procedures for Recommending Nominees for Our Board of Directors
The process followed by our nominating and governance committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the nominating and governance committee and the board of directors.
In accordance with the nominating and governance committee’s charter and our corporate governance guidelines, in considering whether to recommend any particular candidate for inclusion in the board of directors’ slate of recommended director nominees, our nominating and governance committee may consider all factors it deems relevant, including the following threshold criteria:

•	candidates should possess the highest personal and professional standards of integrity and ethical values;

•	candidates must be committed to promoting and enhancing the long-term value of the Company for its stockholders;

•
candidates should not have any interests that would materially impair his or her ability to (i) exercise independent judgment, or (ii) otherwise discharge the fiduciary duties owed as a director to the Company and its stockholders;

•	candidates must be able to represent fairly and equally all stockholders without favoring or advancing any particular stockholder or other constituency of the Company;

•
candidates must have demonstrated achievement in one or more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;

•	candidates are expected to have sound judgment, derived from management or policy making experience that demonstrates an ability to function effectively in an oversight role;

•	candidates must have a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and energy industry experience;

•	candidates must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to the Company; and

•	candidates must have, and be prepared to devote, adequate time to the board of directors and its committees.

Our board of directors believes that, in addition to these threshold criteria, the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Accordingly, the nominating and governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Instead, in addition to the threshold criteria described above and in accordance with the nominating and governance committee’s charter and our corporate governance guidelines, the nominating and governance committee considers the contributions that a candidate can be expected to make to the collective functioning of our board of directors based upon the totality of the candidate’s credentials, experience and expertise, the composition of the board of directors at the time, and other relevant circumstances.
If stockholders wish to recommend a candidate for consideration as a nominee by the nominating and governance committee, they should submit the recommendation in writing, by mail, courier or personal delivery directed to: Nominating and Governance Committee, c/o Corporate Secretary, One Marina Park Drive, Suite 400, Boston, Massachusetts 02210. A recommendation for a nominee must be accompanied by the following information concerning the recommending stockholder:

•	name, address and telephone number of the recommending stockholder;

•	number of EnerNOC shares owned by the recommending stockholder and the time period for which such shares have been held;

•
if the recommending stockholder is not a stockholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the stockholder and a statement from the recommending stockholder of the length of time that the shares have been held. Alternatively, the stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the SEC reflecting the holdings of the stockholder, together with a statement of the length of time that the shares have been held; and

•	a statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of our next annual meeting of stockholders.
The recommendation must also be accompanied by the following information concerning the recommended nominee:

•	the information required by Items 401, 403 and 404 of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act;

•	a description of all relationships between the recommended nominee and the recommending stockholder, including any agreements or understandings regarding the recommended nomination;

•	a description of all relationships between the recommended nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding the Company; and

•	the contact information of the recommended nominee.
The recommending stockholder must also furnish a statement supporting a view that the recommended nominee possesses the minimum qualifications as set forth above for director nominees and describing the contributions that the recommended nominee would be expected to make to the board of directors and to the governance of the Company and must state whether, in its view, the recommended nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of the Company. The recommendation must also be accompanied by the written consent of the recommended nominee (i) to be considered by the nominating and governance committee and interviewed if the committee chooses to do so in its discretion, and (ii) if nominated and elected, to serve as a director.
For all potential candidates, the nominating and governance committee may consider all factors it deems relevant, including the threshold criteria described above.
Our nominating and governance committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders, and such recommending stockholder or group must have held at least five percent of our common stock for at least one year as of the date the recommendation was made.
Additional requirements regarding recommending a candidate for consideration as a nominee and minimum qualifications for candidates for nomination are set forth in the nominating and governance committee charter, available at http://investor.enernoc.com/corporate-governance.cfm.
Board Leadership Structure
Our board of directors is currently chaired by Mr. Healy, our chairman and chief executive officer. Our board of directors has also appointed Mr. Coviello as our lead independent director.
The positions of chairman of the board and chief executive officer of the Company have historically been combined, and Mr. Healy currently holds both positions. We currently believe that it is advantageous to have a chairman with an extensive history with and knowledge of the Company, as is the case with Mr. Healy who is also a founder of EnerNOC, as compared to a comparatively less informed independent chairman. We also believe this board leadership structure is currently appropriate because of the efficiencies achieved in having the role of chairman and chief executive officer combined, and because the detailed knowledge of our day-to-day operations and business that Mr. Healy possesses greatly enhances the decision making processes of the board of directors as a whole. We have a strong governance structure in place, including independent directors, to ensure the powers and duties of the dual role are handled responsibly. Furthermore, consistent with NASDAQ listing requirements, the independent directors regularly have the opportunity to meet without Mr. Healy in attendance, as discussed more fully above under “Executive Sessions of Independent Directors.”
Our board of directors appointed Mr. Coviello as the lead independent director to help reinforce the independence of the board of directors as a whole. The position of lead independent director has been structured to serve as an effective balance to a combined chief executive officer/chairman of the board. The lead independent director is empowered to, among other duties and responsibilities, preside over board meetings in the absence of the chairman of the board, preside over and establish the agendas for meetings of the independent directors, act as liaison between the chair and the independent directors, and, as appropriate upon request, act as a liaison to stockholders. In addition, it is the responsibility of the lead independent director to coordinate between the board of directors and management with regard to the determination and implementation of responses to any problematic risk management issues. As a result, we believe that the lead independent director can help ensure the effective independent functioning of the board of directors in its oversight responsibilities. In addition, we believe that the lead independent director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and the chairman of the board, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors. In light of Mr. Healy’s history with and knowledge of the Company, and because the lead independent director is empowered to play a significant role in the board of directors’ leadership and in reinforcing the independence of the board of directors, we currently believe that it is advantageous for the Company to combine the positions of chief executive officer and chairman.
Our Board of Directors’ Role in Risk Oversight
Management is responsible for managing the risks that we face. The board of directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of the full board of directors in reviewing our strategic objectives and plans is a key part of our board of directors’ assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our board of directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.
While the board of directors has ultimate responsibility for overseeing management’s risk management process, various committees of the board of directors and the lead independent director assist the board of directors in fulfilling that responsibility. The audit committee assists the board of directors in the oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The compensation committee assists the board of directors in the oversight of the evaluation and management of risks related to our compensation policies and practices. In addition, the lead independent director assists in the determination and implementation of responses to any problematic risk management issues and helps ensure the effective independent functioning of the board of directors in the performance of its oversight responsibilities.
Diversity
Our nominating and governance committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the nominating and governance committee will consider issues of diversity among the members of the board of directors in identifying and considering nominees for director, and will strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and energy industry experience on the board of directors and its committees.
Communicating with the Board of Directors
Our board of directors encourages open, frank and candid communications with our stockholders to the extent permissible under our internal policies and applicable laws and regulations. Our board of directors will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. The chairman of our audit committee, with the assistance of our general counsel, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate.
Generally, stockholders who have questions or concerns should contact our Investor Relations department at (617) 224-9900. However, any stockholders who wish to address questions regarding our business directly with the board of directors, or any individual director, should direct his or her questions in writing to the board of directors at Attn: Security Holder Communications, Board of Directors, EnerNOC, Inc., One Marina Park Drive, Suite 400, Boston, Massachusetts 02210. Communications should not exceed 500 words in length and must be accompanied by the following information:

•	a statement of the type and amount of the securities of the Company that the person holds;

•	any special interest, meaning an interest not in the capacity as a stockholder of the Company, that the person has in the subject matter of the communication; and

•	the address, telephone number and e-mail address, if any, of the person submitting the communication.
Communications will be distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. The following types of communications are not appropriate for delivery to directors under these procedures:

•
communications regarding individual grievances or other interests that are personal to the party submitting the communication and could not reasonably be construed to be of concern to stockholders or other constituencies of ours, such as employees, members of the communities in which we operate our businesses, customers and suppliers, generally;

•	communications that advocate engaging in illegal activities;

•	communications that, under community standards, contain offensive, scurrilous or abusive content; and

•	communications that have no rational relevance to our business or operations.
Corporate Code of Conduct and Ethics and Corporate Governance Guidelines
Our board of directors has adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act and the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to or waiver of a provision of the corporate code of conduct and ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at www.enernoc.com.
Our board of directors has also adopted corporate governance guidelines, which cover a wide range of subjects such as the role of the board of directors and its responsibilities, board of directors’ composition and election, committees, director compensation, board of directors and management evaluation and succession planning, and director orientation and training.
Current copies of our corporate code of conduct and ethics, and corporate governance guidelines are available in the “Corporate Governance” section of the “Investors” section of our website at www.enernoc.com. Copies of the corporate code of conduct and ethics, and corporate governance guidelines may also be obtained, free of charge, from us upon a written request directed to: Investor Relations, c/o EnerNOC, Inc., One Marina Park Drive, Suite 400, Boston, Massachusetts 02210. For more corporate governance information, you are invited to access the “Corporate Governance” section of the “Investors” section of our website available at www.enernoc.com.

Item 11.	Executive Compensation
COMPENSATION COMMITTEE REPORT4
The compensation committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, included in this Annual Report on Form 10-K, with our management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the EnerNOC, Inc. Compensation Committee TJ Glauthier (Chair) James Baum Gary Haroian

4 The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, other than the Company’s 2016 Form 10-K, where it shall be deemed to be “furnished,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation
The members of the compensation committee are Messrs. Baum, Glauthier and Haroian. No member of the compensation committee was at any time during fiscal 2016 an officer or employee of ours (or any of our subsidiaries), or was formerly an officer of ours (or any of our subsidiaries). During fiscal 2016, no executive officer of ours served as: (i) a member of the compensation committee (or any other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) a director of another entity, one of whose executive officers served on our compensation committee; or (iii) a member of the compensation committee (or any other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of ours.
Compensation Discussion and Analysis
Overview
We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation for fiscal 2016 of our chief executive officer, chief financial officer and the other executive officers included in the Summary Compensation Table on page 22, which we refer to in this Amendment as our “named executives.” The following executive officers were our named executives for fiscal 2016:

•	Timothy Healy, Chairman and Chief Executive Officer

•	David Brewster, President

•	William Sorenson, Chief Financial Officer

•	Micah Remley, Senior Vice President & General Manager of Software

•	Neil Moses, who served as our Chief Operating Officer and Chief Financial Officer until August 2016

•	Matthew Cushing, who served as our Vice President and General Counsel until June 2016
Presentation
We present our Compensation Discussion and Analysis in the following sections:

Executive Summary. In this section, we discuss our corporate performance and certain governance aspects of our executive compensation program.	Page 12
Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.	Page 14
Fiscal 2016 Executive Compensation Decisions. In this section, we provide an overview of our compensation committee’s executive compensation decisions for fiscal 2016.	Page 17
Other Executive Compensation Matters. In this section, we review our severance and change of control benefits, the accounting and tax treatment of compensation, certain compensation policies and the relationship between our compensation program and risk.
Page 20
Executive Summary
Business Overview
We are a leading provider of demand response solutions and energy intelligence software, or EIS, to enterprises, utilities, and electric power grid operators.
Our demand response solutions provide our utility customers and electric power grid operators with a managed service demand response resource where we match obligation, in the form of megawatts, or MWs, that we agree to deliver to our utility customers and electric power grid operators, with supply, in the form of MWs that are curtailed from the electric power grid through our arrangements with commercial, institutional and industrial end-users of energy. Our demand response solutions are also capable of providing our utility customers with the underlying technology to manage their own utility-sponsored demand response programs and secure reliable demand-side resources.
Our EIS includes our subscription software, energy procurement solutions and professional services. Our subscription software provides our enterprise customers with a Software-as-a-Service, or SaaS, solution that helps enterprises quickly analyze data, achieve real-time visibility and intelligence about their organization’s energy usage, reduce operational costs, comply and report on sustainability requirements, and drive better business decisions. In addition, our energy procurement solutions also provide our enterprise and utility customers located in restructured or deregulated markets with the ability to more effectively manage energy supplier selection and the energy procurement process by providing highly-structured auction events designed to yield transparent and competitive energy pricing. Our energy procurement solutions also include supply procurement advisory services that assist our enterprise customers in developing and implementing risk management and purchasing strategies that provide maximum price transparency and structural savings
In addition, we offer premium professional services that support the implementation of our EIS and help our enterprise customers set their energy management strategy, as well as provide energy audits and retro-commissioning.
Following a multi-year effort to transform our business to establish ourselves as a premiere energy SaaS provider, in fiscal 2016, we initiated a restructuring plan, or the 2016 Restructuring, that was designed to materially reduce our operating expenses primarily related to our subscription-based software business and reduce the size of our software organization in order to more appropriately match the current market opportunity. We believe these reductions have created and will continue to create efficiencies in our overall business as a result of enhanced management focus within each business segment on performance and key performance drivers. For example, in fiscal 2016:

•
we reported revenue of $404 million, compared to $400 million for the fiscal year ended December 31, 2015, or fiscal 2015, which was primarily driven by the strength of our demand response segment ;(1)

•
we reported a net loss of ($50) million, or ($1.72) per share, in fiscal 2016, compared to a net loss of ($185) million, or ($6.51) per share, in fiscal 2015, which net of a one-time ($109) million goodwill impairment charge in fiscal 2015 reflects a 34% year over year improvement;

•	we reported adjusted EBITDA(2) of ($4) million for fiscal 2016, compared to ($24) million in fiscal 2015, which reflects an 83% year over year improvement; and

•	we ended fiscal 2016 with $98 million in cash.
For the fiscal year ending December 31, 2017, or fiscal 2017, we expect to continue our focused attention on cash management by driving operational efficiencies throughout the business and to prudently pursue growth opportunities. For our core demand response business, we intend to scale on our positions in emerging markets such as Taiwan and Japan where we have established early leadership positions, while selectively entering new markets that offer significant growth opportunities and clear paths to profitability. For example, in early fiscal 2017 our demand response business continued to drive healthy cash flow and growth opportunities, such as:

•
in February 2017 we were awarded our first competitively-tendered contract to deliver demand response capacity to a Japanese utility and we believe this new 60 MW contract is the beginning of a key market opportunity in Japan;

•
in March 2017, we expanded our APAC footprint with a 200 MW contract with the Taiwan Power Company and under the terms of the agreement, we will be the exclusive demand response aggregator in Taiwan for the duration of the initial two-year contract; and

•
in March 2017, we signed a 30 MW multi-million dollar contract with PECO, Pennsylvania’s largest utility, pursuant to which we will deliver demand response resources to help PECO cost-effectively meet its demand reduction targets.

For our software business, we plan to continue to narrow our focus on a select subset of industries and companies with a proven commitment to advanced energy management solutions, and to broaden our go-to-market capabilities through strategic partnerships. For example, in early fiscal 2017 we began providing our energy sourcing and advisory services to customers looking to take advantage of the recent liberalized Mexican electricity market, including a procurement contract with a leading automotive systems and components supplier. In March 2017, we announced that we are also exploring potential alternatives to our current structure that may include the sale or separation of one or more of our business units, sale of the company, or other alternatives.
Our compensation program in fiscal 2016 included unique elements that reflected our evolving business in fiscal 2016 and the need to retain and motivate senior management during this critical time in our evolution, including:

•
establishing annual bonus plan goals that were directly related to our 2016 operating plan and aligned with our business transformation, which was heavily focused on the growth of our EIS for enterprise and utility customers during fiscal 2016;

•
paying our named executives less than their target annual performance-based bonus awards in line with our pay-for-performance philosophy because for fiscal 2016, we did not meet all of our predetermined corporate performance objectives;

•
granting equity awards that vest solely based on each named executive’s continued service with the Company in order to provide long-term incentives for our named executives to continue their employment with us; and

(1) Except as described below, all financial results of EnerNOC included in this Amendment are presented in accordance with U.S. generally accepted accounting principles, or GAAP. For additional information regarding our financial results, please see our Original Filing, including “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) Adjusted EBITDA as used in this report is a non-GAAP financial measure that excludes certain items from GAAP net income (loss), which is the most comparable GAAP financial measure. For more information on our presentation and calculation of adjusted EBITDA, and a reconciliation of adjusted EBITDA to GAAP net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” in the Original Filing.

•	distributing the annual bonus paid to our chairman and chief executive officer entirely in the form of shares of our common stock in order to align his interests with those of our stockholders.
Messrs. Moses and Cushing did not receive any severance benefits when their service as executives terminated in fiscal 2016.
Corporate Governance Highlights

	What we do		What we don’t do
☑	Design executive compensation program to align pay with performance	☒	No excessive change of control or severance payments
☑	Provide reasonable post-employment and change of control provisions	☒	No repricing of underwater stock options under the 2014 Plan without stockholder approval
☑	Provide “double-trigger” cash change of control benefits	☒	No tax gross-ups
☑	Use multi-year vesting for all named executive equity awards	☒	No excessive perquisites
☑	Solicit advice from an independent compensation consultant reporting directly to our compensation committee	☒	No guaranteed salary increases, bonuses or equity compensation
Executive Compensation Program
Objectives, Philosophy and Process
Our compensation program is designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance. In particular, our compensation program is generally intended to reward the achievement of specified, predetermined corporate performance objectives and to align our executives’ interests with those of our stockholders in order to attain the ultimate objective of increasing stockholder value.
In determining our executive officer compensation, our compensation committee approves a peer group of companies based on the advice of an independent executive compensation consultant, who is engaged from time to time by our compensation committee to assist our compensation committee in its review of our compensation program. In some cases, including where there is a lack of sufficient peer company data for an executive officer’s position, additional compensation data derived from published executive compensation surveys related to the technology and software industry is used by our compensation committee to assist in comparing our executive compensation program with market practices, including the 2015 Radford High Technology Executive Compensation Survey that included companies with annual revenue in the range of $200 million to $1.0 billion. We refer to the data derived from the peer group and the executive compensation surveys together as the market consensus. We refer to the applicable peer group and survey data used by our compensation committee for each named executive’s position as the 2016 market consensus, with respect to the analysis presented to our compensation committee in February 2016 by Pearl Meyer, the independent executive compensation consultant that was engaged by our compensation committee in late fiscal 2015.
The compensation committee reviews market practices, including market consensus data, for the three major components of our compensation program (i.e., base salary amounts, annual performance-based bonus award targets and long-term incentive awards). When reviewing and analyzing the amount of each major component of our compensation program and the total compensation opportunity for our named executives, the compensation committee reviewed each component across the full range of the 2016 market consensus, including at the 25th, 50th and 75th percentiles, for guidance. The compensation committee reviews these pay levels as reference points in its overall decision making, as indicative of the level of compensation necessary to attract and retain top leadership talent, and further motivate our named executives to achieve superior performance and focus on long-term value creation.
The compensation committee also takes other factors into consideration in addition to the market consensus data. When establishing the elements of executive compensation, the compensation committee considers the breadth of responsibilities of each of our executive officers, each executive officer’s historical and anticipated contribution to our performance, our performance, operating budget and expected financial constraints, the need to motivate executive officers to address particular business challenges that are unique to any given year, the independent judgment of our compensation committee and a review of a named executive’s current total compensation. The relative weight, if any, given to each of these factors varies with each individual named executive and with respect to each element of compensation at the sole discretion of the compensation committee.

Peer Group
In December 2015, and as part of its ongoing review, based on information provided by Pearl Meyer, the compensation committee approved a revised peer group for named executive compensation purposes, which we refer to as the 2016 peer group. The 2016 peer group was adopted before the compensation committee approved our fiscal 2016 named executives’ base salary, bonus targets, and long term equity incentive awards, and was the peer group the compensation committee considered with respect to fiscal 2016 compensation decisions. The 2016 peer group included publicly-traded technology and software services companies with which we compete for executive talent and the compensation considered the peer companies’ size, as measured by revenue and market capitalization, at the time the peer group was approved.

The companies comprising the 2016 peer group were:

• Aspen Technology, Inc.
• Athenahealth, Inc.
• Blackbaud, Inc.
• Commvault Systems, Inc.
• Constant Contact, Inc.
• Endurance International Group
• Interactive Intelligence Group Inc.
• IntraLinks Holdings, Inc.
• Lionbridge Technologies Inc.
• ModusLink Global Solutions, Inc.

• NetScout Systems, Inc.
• Pegasystems, Inc.
• PowerSecure International, Inc.
• Progress Software Corp.
• RealPage, Inc.
• Silver Spring Networks, Inc.
• Synchronoss Technologies, Inc.
• Tangoe, Inc.
• Virtusa Corp.

In determining the 2016 peer group, our compensation committee placed more emphasis on revenues than market capitalization relative to the 2016 peer group given our increased focus during our transformation on revenue and enterprise annual recurring revenue growth from our software segment. Summary revenue and market capitalization statistics at the time the peer group was approved in December 2015 were as follows:

	Trailing 12-month Revenue ($M)	Market Capitalization as of 10/30/15 ($M)
Peer Group 75th Percentile	$597	$1,984
Peer Group 50th Percentile	$447	$1,338
Peer Group 25th Percentile	$365	$581
EnerNOC	$498	$221
Other factors, such as number of employees, geographic location of company headquarters, industry sector and financial performance were also considered in developing the peer group.
Elements of Compensation

Compensation for our named executives currently consists of three elements that are designed to reward performance in a simple and straightforward manner—base salaries, annual performance-based bonus awards and long-term equity incentive awards. The purpose and key characteristics of each of these elements are summarized below.
We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our compensation committee, after reviewing the market consensus data, uses its best professional judgment to determine what it believes to be an appropriate level and mix of various compensation components to achieve the compensation objectives described above. In determining total compensation, we try to balance short-term cash compensation in the form of appropriate base salaries and annual performance-based bonus awards with long-term non-cash compensation in the form of equity incentive awards. Furthermore, because we believe it is important to our success to aggressively pursue long-term goals, to avoid excessive risk taking, and to preserve our cash resources, a significant portion of our named executives’ total compensation is comprised of performance-based bonus awards and long-term equity awards, which align the named executives’ incentives with the interests of our stockholders.

Element	Purpose	Key Characteristics
Base salary
Provides a fixed level of compensation for performing the essential day-to-day elements of the job; reflects each executive officer’s experience associated with the position, level of responsibility, skills, knowledge, base salary level in prior years and contributions in prior years; gives executives a degree of certainty in light of having a majority of their compensation at risk

•    Fixed compensation that is typically set in our offer letter to the named executive at the outset of employment, except in the case of our chief executive officer and our president, both of whom entered into employment agreements with the Company at the outset of their employment, which have subsequently been amended
•    Reviewed annually and adjusted if and when appropriate after considering recommendations made by our independent compensation consultant and our chief executive officer
•    None of our named executives are currently party to an employment agreement that provides for automatic or scheduled increases in base salary

Annual Performance-Based Bonus Awards	Attracts and retains highly skilled and experienced employees and motivates them to improve short-term operational and financial results that are designed to drive long-term growth and performance
•    Annual bonus award based solely on corporate financial performance compared to predetermined goals
•    Each named executive has a target bonus percentage equal to a specified percentage of his base salary
•    Generally determined in February or March of each year following the fiscal year of performance

Long-Term Equity Incentive Awards
Motivates executive officers to achieve our business objectives by tying compensation to the performance of our common stock over the long term, which aligns directly with our stockholders’ long-term interests; motivates our executive officers to remain with the Company by mitigating swings in incentive values during periods when market volatility weighs on our stock price, which in turn, provides us with greater stability

•    Restricted stock awards vesting over multi-year periods; the ultimate value realized varies with our common stock price
•    Awarded based on various factors, including the market consensus, responsibilities of the individual executive officer, his or her past performance, anticipated future contributions, prior equity incentive grants, including the vesting schedule of such prior grants, and the executive’s total cash compensation
•    Typically granted on an annual basis at regularly scheduled meetings of our compensation committee held during the first quarter of each fiscal year or the commencement of an executive’s employment with us, effective following the executive’s first day of employment and awarded on the third trading day of the next open trading window following approval during a closed trading window, or on the third trading day following approval if the approval occurs during an open trading window
•    Our compensation committee generally uses the “fair value” model to determine the number of shares subject to long-term equity incentive awards based on the grant date dollar value intended to be delivered, and adjusts when appropriate after considering the resulting number of shares
•    Less dilutive than stock options because a lesser number of shares provide the same value as a greater number of stock options

Other compensation	Our named executives receive the same general health and welfare benefits as all of our other employees, which assists in attracting and retaining our executive officers
•    Indirect compensation element consisting of programs such as medical and dental insurance, life and disability insurance and the ability to participate in our 401(k) plan, to which the Company makes discretionary and matching contributions
•    Messrs. Healy and Brewster are entitled to be reimbursed for up to $15,000 per year and Mr. Moses was entitled to be reimbursed for up to $10,000 per year for estate, tax and financial planning expenses and/or related legal fees

Severance and Change of Control Benefits
Serves our retention objectives by helping our named executive officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event of a transaction that could result in a change of control of our Company

•    Provides protection in the event of a termination of employment under specified circumstances, including following a change of control of our Company as described below under “Potential Payments Upon Termination or Change of Control”

Determining and Setting Executive Compensation
Utilizing the philosophy outlined above, our compensation committee reviews and approves the structure of our executive compensation program, including appropriate target levels and performance measures, and administers our executive compensation program.
Role of Our Compensation Committee and Board of Directors
Our board of directors appoints the members of its compensation committee, and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive officer compensation program. The compensation committee is composed entirely of independent directors, as defined by Rule 5605(a)(2) of the NASDAQ listing standards. The goal of our compensation committee is to ensure that our executive officer compensation program is aligned with our business goals and objectives and that the total compensation paid to each of our executive officers is fair, reasonable and competitive. Currently, our compensation committee annually reviews overall executive compensation matters and makes decisions regarding all aspects of executive compensation, including decisions regarding the compensation of our chief executive officer, as described below.
Role of Our Executive Officers
Our executive officers who are also members of the board of directors may participate in discussions regarding executive compensation or make recommendations to our compensation committee. However, no executive officer is present during discussions of his or her compensation package or participates directly in approving the amount of any component of his or her own compensation package.
Role of Our Independent Compensation Consultant
In late 2015 and in anticipation of fiscal 2016, our compensation committee engaged Pearl Meyer, an independent compensation consulting firm, to conduct an annual review and analysis of our executive officer compensation programs and long-term incentive plan for our executive officers and directors. In connection with this review, Pearl Meyer provided a comprehensive report consisting of market data and analysis in making compensation recommendations applicable to fiscal 2016.
Our compensation committee has analyzed whether the work of Pearl Meyer as a compensation consultant has raised any conflict of interest, taking into consideration applicable independence factors under SEC rules. Based on these factors, our compensation committee determined that there were no conflicts of interest with respect to Pearl Meyer providing services to our compensation committee.
Advisory Vote on Executive Compensation
At the 2014 annual meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal and, given the significant level of stockholder support (over 76% of total votes cast), concluded that our compensation program provides a competitive pay-for-performance package that effectively incentivizes our named executives and encourages long-term retention. Accordingly, the compensation committee determined not to make any significant changes to the executive compensation policies or decisions as a result of that vote. Our compensation committee will continue to consider the outcome of our say-on-pay votes and our stockholders’ views when making future compensation decisions for our named executives.
Fiscal 2016 Executive Compensation Decisions
Base Salaries and Target Performance-Based Bonus Awards
In February 2016, our compensation committee reviewed the 2016 market consensus data and the company’s 2016 operating plan, which reflected the ongoing transition period in our business, and determined that it would be appropriate to maintain the base salaries and target bonus percentages of our named executives at levels consistent with fiscal 2015. The compensation committee has not increased base salaries for Messrs. Healy and Brewster since fiscal 2013.
Upon commencement of Mr. Sorenson’s employment as our Chief Financial Officer in August 2016, the compensation committee determined he would receive an annual base salary of $395,000 and would be eligible to receive an annual performance-based bonus award of 70% of his annual base salary. His base salary and target bonus percentage were set below the base salary and target bonus percentage of our former chief financial officer. In determining the amount of Mr. Sorenson’s compensation, the compensation committee took into account the substantial experience and qualifications of Mr. Sorenson and the highly competitive market in which we operate, and developed a compensation package that it believed, based on its collective experience and judgment, was necessary to incentivize Mr. Sorenson to accept our offer of employment and that it believed was appropriate from an internal pay equity perspective.
2016 Executive Bonus Plan Targets
In February 2016, our compensation committee approved our 2016 executive bonus plan, or the 2016 bonus plan. Pursuant to the 2016 bonus plan, the 2016 annual performance-based bonus amount for each named executive was based upon our achievement of specified threshold levels of software annual recurring revenue, or software ARR(3), and adjusted EBITDA targets applicable to fiscal 2016, which we refer as the 2016 targets. Each 2016 target accounted for 50% of the 2016 bonus plan. The 2016 targets corresponded with our 2016 operating plan and our compensation committee deemed these financial measurements the best way to measure our corporate performance in fiscal 2016. The 2016 targets were to be foreign exchange neutral as determined in accordance with the 2016 operating plan approved by our board of directors and adjusted to account for any future mergers, acquisitions and divestitures by the Company. The 2016 bonus plan included threshold levels of performance, below which no payouts would be made and a cap on the payout level for overachievement as follows:

•
Software ARR: The 2016 software ARR target was $81.9 million. If the Company achieved 2016 year ending software ARR of $69.9 million to $81.9 million, 25% to 100% of the portion of the 2016 bonus amount attributable to the 2016 software ARR target would be awarded. If the Company achieved full year 2016 software ARR of greater than $81.9 million, then an additional amount could be awarded in the discretion of the compensation committee, subject to a cap of two times the portion of the 2016 bonus amount attributable to the 2016 software ARR target. The 2016 software ARR target was originally set by the compensation committee in February 2016 before our 2015 software ARR was finalized for fiscal 2015. Once the actual 2015 ARR was finalized, the 2016 ARR target was subsequently lowered from $86.0 million to $81.9 million in April 2016 to target the same year-over-year net ARR growth the compensation committee intended to use as a basis when it originally set the 2016 ARR target; and

•
Adjusted EBITDA: The 2016 adjusted EBITDA target was ($28) million. If the Company achieved full year 2016 adjusted EBITDA of ($49) million to ($28) million, 25% to 100% of the portion of the 2016 bonus amount attributable to the 2016 adjusted EBITDA would be awarded. If the Company achieved full year 2016 adjusted EBITDA of greater than ($28) million, then an additional amount could be awarded in the discretion of the compensation committee, subject to a cap of two times the portion of the 2016 bonus amount attributable to the 2016 adjusted EBITDA.

The 2016 bonus amounts for the named executives were payable in cash or shares of our common stock, subsequent to the certification of the achievement of the 2016 targets by the compensation committee, except for our chairman and chief executive officer, who receives his bonus amount in shares of our common stock pursuant to the terms of his employment agreement.
Amount of Annual Performance-Based Bonus Awards Earned for 2016
In March 2017, our compensation committee met to determine the bonus payments for fiscal 2016 performance. The compensation committee reviewed the achievement of our 2016 targets prior to approving the amount of annual performance-based bonus awards to be paid to our named executives for performance during fiscal 2016.
For fiscal 2016, our software ARR was $59.8 million and therefore, the minimum threshold of the software ARR target was not achieved. As a result, the compensation committee determined that 0% would be earned with respect to the software ARR component of the 2016 bonus plan. Our adjusted EBITDA of $0.7 million, after adjusting for the impact of foreign exchange movement and divestiture activity occurring during fiscal 2016, was greater than two times the adjusted EBITDA target, which was primarily driven by the strong performance by our demand response business. The compensation committee determined in its discretion that in light of our underperformance with respect to software ARR, 170% (instead of the maximum 200% result) would be earned with respect to the adjusted EBITDA target. As a result, the compensation committee determined that we achieved 85% of our 2016 targets under the 2016 bonus plan, which we refer to as the 2016 bonus percentage.

(3) The term “software ARR” describes contracted subscription-based expected billings normalized for a one-year period regardless of contract length, payment mechanism or timing, from customers under active (non-expired or terminated) contracts at a period end, or within a 90-day period from contract expiry to allow for delayed renewals for contracts that are not explicitly lost. Software ARR applies only to our Software segment and includes components of contracts for our subscription based enterprise software and procurement solutions. Software ARR is exclusive of non-recurring or one-time fees that include professional services fees, site installation or set-up, software implementation, consulting or project-based fees, and wholesale procurement contracts.

In determining the 2016 bonus percentage, the compensation committee made the following adjustments to (i) the 2016 targets and (ii) the Company’s fiscal 2016 software ARR and adjusted EBITDA results to reflect the impact of foreign exchange movement and to account for divestitures that occurred during 2016:

•	$8.5 million decrease to software ARR target for fiscal 2016 to remove the impact of certain divestiture activity;

•	$7.1 million increase to adjusted EBITDA target for fiscal 2016 to remove the impact of certain divestiture activity;

•	$0.9 million decrease to reported adjusted EBITDA results for fiscal 2016 to remove the impact of foreign exchange movement; and

•	$5.6 million increase to reported adjusted EBITDA results for fiscal 2016 to remove the impact of certain divestiture activity.
 After examining our financial and operating results and each named executive’s performance during 2016, the compensation committee determined that the below amounts of the annual performance-based bonus awards were earned by Messrs. Healy, Brewster, Sorenson, and Remley for fiscal 2016 performance. Messrs. Moses and Cushing did not receive 2016 bonus payments during fiscal 2016. Mr. Cushing resigned as an executive effective on June 3, 2016 and Mr. Moses resigned as an executive on August 22, 2016 and remained employed as a special advisor until February 3, 2017.

Name and Position	2016 Target Bonus Amount (% of Base Salary)	2016 Performance-Based Actual Bonus Amount (% of Base Salary)	2016 Performance-Based Actual Bonus Amount
Timothy Healy (1)	85%	72.3%	$433,500
Chairman and Chief Executive Officer
David Brewster	80%	68.0%	$357,000
President
William Sorenson	70%	21.4%(2)	$84,351
Chief Financial Officer
Micah Remley	60%	51.0%	$165,750
Senior Vice President & General Manager of Software

(1)
Mr. Healy received, pursuant to the terms of his amended employment agreement, 100% of his 2016 bonus amount in fully vested shares of our common stock granted on the third business day after the announcement of our fiscal 2016 earnings, or March 17, 2017, for the number of shares obtained by dividing the dollar value of his 2016 bonus amount by our closing stock price on such date, rounded down to the nearest share.

(2)
Because Mr. Sorenson’s service with us commenced on August 22, 2016, the amount of his performance-based bonus award for fiscal 2016 was prorated to reflect his date of hire. The percentage of base salary shown in the table above reflects the percentage of base salary earned by Mr. Sorenson between the date his service commenced and the end of fiscal 2016.

2016 Long-Term Equity Incentive Grants
In February 2016, the compensation committee granted restricted stock unit awards to our named executives, which vest based on each named executive’s continued service with the Company, in order to align the named executives’ ownership interests with the long-term interests of our stockholders. After reviewing the market consensus data for long-term incentive awards and the total compensation opportunity for each named executive and considering the other factors described above under “Executive Compensation Program Objectives, Philosophy and Process,” including the need to retain and motivate our named executives to address the particular business challenges that were unique to fiscal 2016 while being mindful of dilution to our stockholders given our then-current stock price, the compensation committee considered the grant date dollar value, as well as the number of shares compared to prior years’ grants, and decided to grant each named executive a grant with a lower grant value than the grant each named executive received in 2015. As a result, the following restricted stock unit awards were granted to our named executives: a restricted stock unit award for 146,000 shares to Mr. Healy, a restricted stock unit award for 83,000 shares to Mr. Brewster, a restricted stock unit award for 100,000 shares to Mr. Remley, a restricted stock unit award for 71,000 shares to Mr. Moses, and a restricted stock unit award for 34,000 shares to Mr. Cushing. The restricted stock unit awards granted in February 2016 vest over a three-year period at a rate of 33% on the thirteen-month anniversary of the grant date and quarterly thereafter at a rate of 8.25% on the first day of each subsequent calendar quarter, subject to each named executive’s continued employment.
Upon commencement of Mr. Sorenson’s employment as our Chief Financial Officer in August 2016, the compensation committee approved a time-based restricted stock award for 145,000 shares to Mr. Sorenson, which vests over a three-year period at a rate of 33% on the thirteen-month anniversary of the grant date and quarterly thereafter at a rate of 8.25% on the first day of each subsequent calendar quarter, subject to Mr. Sorenson’s continued employment. In determining the size of the grant, the compensation committee took into account the substantial experience and qualifications of Mr. Sorenson and the highly competitive market in which we operate, and developed a compensation package, including the initial equity award, that it believed based on its collective experience and judgment were necessary to incentivize Mr. Sorenson to accept our offer of employment.
Other Compensation Matters
Severance and Change of Control Benefits
We provide protections for our named executives by including severance and change of control provisions in their employment or severance agreements, as the case may be, as well as the equity agreements that the named executives enter into with us under our 2007 Stock Plan and 2014 Plan. We provide these protections in order to attract and retain highly skilled and experienced executive officers, ensure stability and structure, and align the interests of our executives with those of our stockholders. We believe that the change of control and severance provisions applicable to our named executives allow us to remain at a competitive level that is commensurate with our size, industry and sustained performance. None of the agreements with our named executives provide for the gross up of any excise taxes imposed by section 4999 of the Internal Revenue Code of 1986, as amended, or the “code.”
Mr. Healy and Mr. Brewster, if terminated other than for cause, or if they terminate their own employment for good reason, will receive severance payments equal to 1.66 times the amount of their respective annual base salary and their respective annual performance-based target bonus amount in effect on the date of such termination paid in equal monthly installments over 20 months. Under the same circumstances, we are required to pay (i) Mr. Sorenson in nine equal monthly installments an amount equal to 75% of his then-current annual base salary and his annual performance-based target bonus in effect on the date of termination and (ii) Mr. Remley in six equal monthly installments an amount equal to 50% of his then-current annual base salary and 50% of his annual performance-based target bonus in effect on the date of termination. We believe that the increased difficulty of finding comparable employment opportunities at the level of chief executive officer or president requires that companies provide longer terms for severance payments in order to attract and retain highly skilled and experienced individuals for these positions.
In the event of a change of control in which we are valued at $75 million or greater, the vesting of all unvested equity awards granted to Messrs. Healy and Brewster will accelerate in full, and the vesting of 50% of all unvested equity awards granted to Messrs. Sorenson and Remley will accelerate in reverse chronological order starting with the last vesting event. We believe that single-trigger equity vesting acceleration mechanisms incentivize Messrs. Healy and Brewster to achieve corporate performance objectives and reward them for their part in increasing our value.
Messrs. Cushing and Moses resigned their positions as Vice President and General Counsel, and Chief Operating Officer and Chief Financial Officer in June 2016 and August 2016, respectively. Pursuant to our severance agreements with Messrs. Cushing and Moses in effect immediately prior to their resignations, if Messrs. Cushing’s or Moses’ employment was terminated by us without cause or if they terminate their own employment for good reason we would have been required to pay the following amounts: (i)  Mr. Cushing in six equal monthly installments an amount equal to 50% of his then-current annual base salary and 50% of his annual performance-based target bonus in effect on the date of termination and (ii) Mr. Moses in twelve equal monthly installments an amount equal to 100% of his then-current annual base salary and his annual performance-based target bonus in effect on the date of termination. No amounts were due to Messrs. Cushing or Moses under their severance agreements in connection with their resignations.
Any severance amount payable to a named executive is contingent on such named executive’s execution of a mutual release of claims with the Company. Our severance and change of control provisions for our named executives and the definitions of cause, good reason, and change of control are summarized below under “Potential Payments Upon Termination or Change of Control.” Our analysis of our severance and change of control provisions indicates that they are standard and in the market range of such terms for similarly situated named executives.
Ownership Guidelines
We currently do not require our executive officers to own a particular amount of our common stock. Our compensation committee is satisfied that stock, stock option, restricted stock and restricted stock unit holdings among our executive officers are sufficient at this time to provide motivation and to align this group’s interest with those of our stockholders. As of March 31, 2017, our chairman and chief executive officer beneficially owned 5.7% of our common stock, which significantly aligns his interests with those of our stockholders.
Clawback Policy
As a public company, if we are required to restate our financial results due to material noncompliance with any financial reporting requirements under the federal securities laws, as a result of misconduct, the chief executive officer and chief financial officer may be legally required to reimburse our company for certain bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. We intend to implement a Dodd-

Frank Wall Street Reform and Consumer Protection Act compliant clawback policy as soon as the requirements of such clawbacks are more clearly defined by the SEC.
Risk Assessment in Compensation Programs
Consistent with SEC disclosure requirements, we have assessed our compensation programs and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Management assessed our executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. This risk assessment process included a review of program policies and practices, as well as program analysis, to identify risk and risk control related to the programs. We utilize a compensation structure consisting of base salary, performance-based bonus awards, equity awards and other benefits that are generally uniform in design and operation throughout the Company and with all levels of employees. Our compensation policies and practices are centrally designed and administered, and are substantially identical for all of our employees except for our sales personnel, who are paid primarily on a sales commission basis. In addition, our compensation policies are designed so that the compensation mix is not overly focused on either short-term or long-term incentives.
Our performance-based compensation is based on a balanced set of company-related metrics. These company-related metrics include our achievement of certain financial targets applicable to a certain fiscal year, as set by our board of directors. Performance-based compensation is paid, and in the case of performance-based equity awards, vests, only after the compensation committee has reviewed the financial results for the performance year. Our long-term incentives are primarily based on stock appreciation, which aligns employees’ long-term interests with those of our stockholders and generally encourage a long-term view.
Our executive compensation policies and practices are overseen by the compensation committee, which is comprised of independent directors. Management discussed our risk assessment process regarding our compensation programs with the compensation committee and the full board of directors, which agreed with management’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations
In making compensation decisions affecting our named executives, the compensation committee considers and, to the extent practicable and to the extent permitted by applicable law, intends to maximize our ability to deduct under applicable federal corporate income tax law compensation payments made to executive officers. Specifically, the compensation committee considers the requirements and the impact of Section 162(m) of the code, or Section 162(m), which generally disallows a deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and certain other highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). While the compensation committee is mindful of deductibility for tax purposes of the named executives’ compensation, the compensation committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the compensation committee has not adopted a policy that requires that compensation be deductible. The compensation committee intends to continue to compensate our executive officers in a manner consistent with the best interests of our stockholders.
In accordance with generally accepted accounting standards, stock-based compensation cost for awards granted to employees is measured at grant date, based on the estimated fair value of the awards, and is recognized as an expense ratably over the requisite employee service period. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Executive Compensation
Summary Compensation Table
The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2016, 2015 and 2014 to (1) our chief executive officer, (2) our chief financial officer, (3) our other executive officers, and (4) our former chief operating officer and chief financial officer, and our former vice president and general counsel, who are each included in this Annual Report on Form 10-K in accordance with Item 402(a)(3)(iv) of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)	Total ($)
Timothy Healy	2016	602,308	906,660	433,500	(3)	10,240	1,952,708
Chairman and Chief Executive Officer	2015	602,308	2,043,549	265,200	(4)	10,374	2,921,431
	2014	602,308	2,577,500	474,300	(5)	7,860	3,661,968

David Brewster	2016	527,019	515,430	357,000		1,452	1,400,901
President	2015	527,019	1,159,433	218,400		1,461	1,906,313
	2014	527,019	1,823,921	390,600	(5)	1,452	2,742,992

William Sorenson	2016	144,327	793,150	84,351		60	1,021,888
Chief Financial Officer

Micah Remley	2016	322,500	621,000	165,750		2,740	1,111,990
Senior Vice President & General Manager of Software	2015	308,577	457,475	80,600		2,749	849,401

Neil Moses (6)	2016	496,904	440,910	—		12,740	950,554
Chief Operating Officer and Chief Financial Officer	2015	499,904	993,701	205,900		13,572	1,713,077
	2014	496,904	1,679,932	358,280		13,532	2,548,648

Matthew Cushing (7)	2016	138,750	211,140	—		2,600	352,490
Vice President and General Counsel	2015	326,250	471,850	84,500		2,874	885,474
	2014	326,250	479,972	161,125		2,740	970,087

(1)
These amounts represent the aggregate grant date fair value for stock awards and option awards for fiscal years 2016, 2015, and 2014, respectively, computed in accordance with Accounting Standards Codification 718, Stock Compensation, or ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Notes 1 and 12 to our audited consolidated financial statements included in the Original Filing. See also our discussion in the Original Filing of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation.”

(2)
Amounts include 401(k) matching contributions, tax planning benefits, and life insurance premiums. The 2016 total for Mr. Moses includes a $10,000 tax planning benefit, $2,500 401(k) match and $240 in life insurance premiums. The 2016 total for Mr. Healy includes a $7,500 tax planning benefit, $2,500 401(k) match and $240 in life insurance premiums.

(3)
Mr. Healy received, pursuant to the terms of his amended employment agreement, 100% of his 2016 bonus amount in fully vested shares of our common stock granted on the third business day after the announcement of our fiscal 2016 earnings, or March 17, 2017, equal to the number of shares obtained by dividing the dollar value of his 2016 bonus amount by our closing stock price on such date, rounded down to the nearest share.

(4)
Mr. Healy received, pursuant to the terms of his amended employment agreement, 100% of his 2015 bonus amount in fully vested shares of our common stock granted on the third business day after the announcement of our fiscal 2015 earnings, or March 1, 2016, equal to the number of shares obtained by dividing the dollar value of his 2015 bonus amount by our closing stock price on such date, rounded down to the nearest share.

(5)
Mr. Healy received, pursuant to the terms of his amended employment agreement, and Mr. Brewster elected to receive, 100% of their respective 2014 bonus amounts in fully vested shares of our common stock granted on the third business day after our fiscal 2014 earnings call, or March 3, 2015, equal to the number of shares obtained by dividing the dollar value of their respective 2014 bonus amounts by our closing stock price on such date, rounded down to the nearest share.

(6)	Mr. Moses retired from his position as our Chief Operating Officer and Chief Financial Officer, effective as of the close of business on August 19, 2016.

(7)	Mr. Cushing resigned from his position as our Vice President and General Counsel, effective as of the close of business on June 3, 2016.

Grants of Plan-Based Awards in Fiscal 2016
The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during fiscal 2016 to each of our named executives.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) Target	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards ($)(1)
Timothy Healy	3/1/2016	2/22/2016	—	42,705	(2)	265,198
	3/1/2016	2/22/2016	—	146,000	(3)	906,660

David Brewster	3/1/2016	2/22/2016	—	83,000	(3)	515,430

William Sorenson	8/25/2016	6/21/2016	—	145,000	(3)	793,150

Micah Remley	3/1/2016	2/22/2016	—	100,000	(3)	621,000

Neil Moses	3/1/2016	2/22/2016	—	71,000	(3)	440,910

Matthew Cushing	3/1/2016	2/22/2016	—	34,000	(3)	211,140
(1) Amounts in this column represent the grant date fair value of each award computed in accordance with ASC 718. For a discussion of the assumptions underlying this valuation please see Notes 1 and 12 to our audited consolidated financial statements included in the Original Filing. See also our discussion in the Original Filing of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation.”
(2) Mr. Healy received, pursuant to the terms of his amended employment agreement, 100% of his 2015 bonus amount in fully vested shares of our common stock, which were issued under the 2014 Plan and granted on March 1, 2016.
(3) Represents a restricted stock unit award granted to the named executive.
Employment Agreements
Timothy Healy. Pursuant to Mr. Healy’s second amended and restated employment agreement dated March 1, 2010, as amended, in effect as of December 31, 2016, and to actions taken by the compensation committee, Mr. Healy was eligible to receive an annual base salary of $600,000 per year.
David Brewster. Pursuant to Mr. Brewster’s second amended and restated employment agreement dated March 1, 2010, in effect as of December 31, 2016, and to actions taken by the compensation committee, Mr. Brewster was eligible to receive an annual base salary of $525,000 per year.
William Sorenson. Pursuant to Mr. Sorenson’s offer letter agreement, dated June 22, 2016, in effect as of December 31, 2016, Mr. Sorenson was eligible to receive an annual base salary of $395,000 per year.
Micah Remley. Pursuant to Mr. Remley’s offer letter agreement, dated November 2, 2011, in effect as of December 31, 2016, as amended, and to actions taken by the compensation committee, Mr. Remley was eligible to receive a base salary of $325,000 per year.
For a more detailed discussion of these employment agreements, see the section below titled “Potential Payments Upon Termination or Change of Control.”
 2016 Executive Bonus Plan
In February 2016, our compensation committee approved our 2016 executive bonus plan, or the 2016 bonus plan. Pursuant to the 2016 bonus plan, the 2016 annual performance-based bonus amount for each named executive would be determined based upon our achievement of certain predetermined corporate performance objectives and targets approved by the compensation committee. For 2016, the targets consisted of specified threshold levels of software annual recurring revenue and adjusted EBITDA targets applicable to fiscal 2016, which we refer as the 2016 targets and are described above under “Annual Performance-Based Bonus Awards.” Each 2016 target accounted for 50% of the 2016 bonus plan. The 2016 targets were to be foreign exchange neutral as determined in accordance with the 2016 operating plan approved by our board of directors and adjusted to account for any future mergers, acquisitions and divestitures by the Company. Our board of directors deemed these financial measurements as the best way to measure our corporate performance in fiscal 2016 and, if these measurements were achieved, that the likely result would be an increase in long-term stockholder value.
Should the named executive remain employed by the Company and upon achievement of the applicable corporate performance objectives, the 2016 bonus amount for the named executives will be payable in cash or shares of common stock of the Company, subsequent to the certification of the achievement of the 2016 targets by the compensation committee, which certification occurred on March 6, 2017, except for our chairman and chief executive officer, who received his 2016 bonus amount in shares of common stock following the certification described above pursuant to the terms of his employment agreement.

Fiscal 2016 Equity Awards
All of the restricted stock unit awards disclosed in the Grants of Plan-Based Awards table presented above were issued under the 2014 Plan. Subject to the terms of the 2014 Plan and the restricted stock unit agreements issued in connection with these grants, each of the restricted stock unit awards granted in fiscal 2016 vests over a three-year period, with 33% of the award vesting on the thirteen-month anniversary of the date of grant and the remainder vesting quarterly thereafter at a rate of 8.25% on the first day of each subsequent calendar quarter, subject to each named executive’s continued employment. Some of our equity awards may vest upon certain changes of control and others may vest upon a termination or a termination following a change of control as discussed below under “Potential Payments Upon Termination or Change of Control.”
Outstanding Equity Awards At Fiscal Year-End
The following table shows stock options, unvested restricted stock unit awards and unvested restricted stock awards outstanding on December 31, 2016, the last day of fiscal 2016, held by each of the named executives.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable	Number of Securities Underlying Unexercised Options, Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Timothy Healy	25,000	—	38.13	6/29/2017
	100,000	—	28.59	2/18/2020
					10,625	(2)	63,750
					39,059	(3)	234,354
					96,922	(4)	581,532
					146,000	(5)	876,000

David Brewster	2,920	—	7.54	2/7/2017
	20,000	—	38.13	6/29/2017
	53,000	—	28.59	2/18/2020
					6,875	(2)	41,250
					27,644	(3)	165,864
					54,990	(4)	329,940
					83,000	(5)	498,000

William Sorenson					145,000	(6)	870,000

Micah Remley	213	—	7.54	2/7/2017
	2,511	—	16.60	4/25/2017
	500	—	13.76	2/28/2018
	1,583	—	19.94	7/16/208
	250	—	25.05	11/16/2020
	4,000	—	19.28	2/28/2021
					1,557	(2)	9,342
					11,250	(7)	67,500
					21,697	(4)	130,182
					100,000	(5)	600,000
(1) Assumes a price per share of our common stock of $6.00, which represents the closing price of our common stock on The NASDAQ Global Market on December 30, 2016.

(2)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 25% of the shares on February 15, 2014 and lapses as to an additional 6.25% of the shares per quarter thereafter.

(3)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 25% of the shares on March 17, 2015 and lapses as to an additional 6.25% of the shares per quarter thereafter.

(4)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 25% of the shares on March 3, 2016 and lapses as to an additional 6.25% of the shares per quarter thereafter.

(5)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 33% of the shares on March 1, 2017 and lapses as to an additional 8.25% of the shares per quarter thereafter.

(6)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 33% of the shares on August 25, 2017 and lapses as to an additional 8.25% of the shares per quarter thereafter.

(7)
This restricted stock is subject to our lapsing repurchase right, which lapsed as to approximately 25% of the shares on April 11, 2015 and lapses as to an additional 6.25% of the shares per quarter thereafter.

Option Exercises and Stock Vested in Fiscal 2016
The following table shows information regarding exercises of options to purchase shares of our common stock and vesting of restricted stock and restricted stock unit awards held by each named executive during fiscal 2016. The value realized per share for options is based on the difference between the exercise price and the fair market value of the shares of common stock on the date the options were exercised. The value realized on vesting of restricted stock and restricted stock unit awards is based on the fair market value of the shares on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Timothy Healy	—	—	198,591	1,267,881 (3)
David Brewster	95,894	523,972	95,757	614,260 (4)
William Sorenson	—	—	—	—
Micah Remley	—	—	31,258	198,672 (5)
Neil Moses	—	—	97,026	604,749 (6)
Matthew Cushing	—	—	19,843	135,590 (7)

(1)
The amount shown in this column does not necessarily represent the actual value realized from the sale of the shares acquired upon exercise of options. The amount shown represents the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2)	The value realized is calculated by multiplying the number of vested shares or units by the closing price of our common stock on The NASDAQ Global Market on the applicable vesting date.
(3) This amount includes 75,507 shares which were withheld for tax purposes upon vesting of the restricted shares. The value of these shares on the date of withholding was $479,108.

(4)	This amount includes 35,401 shares which were withheld for tax purposes upon vesting of the restricted shares. The value of these shares on the date of withholding was $224,142.

(5)	This amount includes 10,265 shares which were withheld for tax purposes upon vesting of the restricted shares. The value of these shares on the date of withholding was $64,836.

(6)	This amount includes 35,352 shares which were withheld for tax purposes upon vesting of the restricted shares. The value of these shares on the date of withholding was $217,894.

(7)	This amount includes 6,591 shares which were withheld for tax purposes upon vesting of the restricted shares. The value of these shares on the date of withholding was $44,898.
Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
We do not have any nonqualified defined contribution plans or other nonqualified deferred compensation plans.
Potential Payments Upon Termination or Change of Control
We have entered into agreements that may require us to make certain payments and/or provide certain benefits to the executive officers named in the Summary Compensation Table in the event of a termination of employment or a change of control. The following tables summarize the potential payments to each named executive assuming that certain termination or change of control events occur. The tables assume that each event occurred on December 30, 2016, the last business day of fiscal 2016, and reflects salaries and bonuses payable on that date. For purposes of the tables below, we have assumed a price per share of our common stock of $6.00, which represents the closing price of our common stock on The NASDAQ Global Market on December 30, 2016.

Timothy Healy, Chairman and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination by the Company Without Cause or by Employee for Good Reason	Change of Control and EnerNOC Valued at $75 Million or Greater
Base Salary	$996,000 (1)	$0
Performance-Based Target Bonus	$846,600 (2)	$0
Acceleration of Vesting of Equity	N/A	100% of all unvested equity awards
Number of Stock Options and Value upon Termination	N/A	N/A
Number of Shares of Vested Stock and Units Received and Value upon Termination	N/A	292,606 shares $1,755,636
Post-Term Benefits	$28,603	N/A
Total:	$1,871,203	$1,755,636
(1) Amount equals 1.66 times Mr. Healy’s annual base salary in effect on December 30, 2016.
(2) Amount equals 1.66 times Mr. Healy’s annual performance-based target bonus in effect on December 30, 2016.
Pursuant to our second amended and restated employment agreement with Mr. Healy in effect on December 30, 2016, as amended, which we refer to as the Healy agreement, if Mr. Healy’s employment is terminated, he is entitled to payment of his accrued but unpaid base salary and reimbursement of any expenses he properly incurred on behalf of us prior to termination. Also pursuant to the Healy agreement, if Mr. Healy’s employment is terminated by us without cause or by Mr. Healy for good reason, we are required to pay him over 20 months an amount equal to 1.66 times the amount of his annual base salary and his annual performance-based target bonus amount in effect on the date of such termination in equal monthly installments. Upon such a termination, and for a period of 20 months following the termination date, we are also required to maintain, on the same terms, any benefits that Mr. Healy was receiving from us as of the termination date. If it is not permissible for us to continue coverage of Mr. Healy under any insurance plans, we are required to pay Mr. Healy such amount, net of state and federal income taxes, as will be sufficient for him to obtain such insurance coverage on an individual basis. In addition, pursuant to the Healy agreement, in the event of a change of control in which we are valued at $75 million or greater, 100% of Mr. Healy’s unvested equity awards shall become immediately vested and exercisable.
Under the Healy agreement, good reason means: (i) a substantial reduction in Mr. Healy’s then current base salary, without his consent, or (ii) material and continuing diminution of Mr. Healy’s title, responsibilities, duties and authority in our operation and management as compared to such title, responsibilities, duties and authority on the effective date of the Healy agreement, without his consent. Under the Healy agreement, cause means: (i) willful failure to perform, or gross negligence in the performance of, Mr. Healy’s duties for us or any of our affiliates, after written notice and an opportunity to cure; (ii) knowing and material breach by Mr. Healy of any obligation to us or any of our affiliates with respect to confidential information, non-competition, non-solicitation or the like; (iii) Mr. Healy’s breach of fiduciary duty, fraud, embezzlement or other material dishonesty with respect to us or any of our affiliates; or (iv) Mr. Healy’s conviction of, or plea of nolo contendere to, a felony, other than felonies vehicular in nature, or any other crime involving moral turpitude.
Under the Healy agreement, a change of control means (i) the sale of all or substantially all of our assets or issued and outstanding capital stock; or (ii) our merger or consolidation in which our stockholders immediately before such merger or consolidation do not own immediately after such merger or consolidation capital stock or other equity interests of the surviving corporation or entity representing more than 50% in voting power of capital stock or other equity interest of such surviving corporation or entity outstanding immediately after such merger or consolidation.
David Brewster, President

Executive Benefits and Payments Upon Termination	Termination by the Company Without Cause or by Employee for Good Reason	Change of Control and EnerNOC Valued at $75 Million or Greater
Base Salary	$871,500 (1)	$0
Performance-Based Target Bonus	$697,200 (2)	$0
Acceleration of Vesting of Equity	N/A	100% of all unvested equity awards
Number of Stock Options and Value upon Termination	N/A	N/A
Number of Shares of Vested Stock and Units Received and Value upon Termination	N/A	172,509 shares $1,035,054
Post-Term Benefits	$28,603	N/A
Total:	$1,597,303	$1,035,054
(1) Amount equals 1.66 times Mr. Brewster’s annual base salary in effect on December 30, 2016.
(2) Amount equals 1.66 times Mr. Brewster’s annual performance-based target bonus in effect on December 30, 2016.

Pursuant to our second amended and restated employment agreement with Mr. Brewster in effect on December 30, 2016, which we refer to as the Brewster agreement, if Mr. Brewster’s employment is terminated, he is entitled to payment of his accrued but unpaid base salary and reimbursement of any expenses he properly incurred on behalf of us prior to termination. Also pursuant to the Brewster agreement, if Mr. Brewster’s employment is terminated by us without cause or by Mr. Brewster for good reason, we are required to pay him over 20 months an amount equal to 1.66 times the amount of his annual base salary and his annual performance-based target bonus amount in effect on the date of such termination in equal monthly installments. Upon such a termination, and for a period of 20 months following the termination date, we are also required to maintain, on the same terms, any benefits that Mr. Brewster was receiving from us as of the termination date. If it is not permissible for us to continue coverage of Mr. Brewster under any insurance plans, we are required to pay Mr. Brewster such amount, net of state and federal income taxes, as will be sufficient for him to obtain such insurance coverage on an individual basis. Pursuant to the Brewster agreement, in the event of a change of control in which we are valued at $75 million or greater, 100% of Mr. Brewster’s unvested equity awards shall become immediately vested and exercisable.
Under the Brewster agreement, good reason means: (i) a substantial reduction in Mr. Brewster’s then current base salary, without his consent, or (ii) material and continuing diminution of Mr. Brewster’s title, responsibilities, duties and authority in our operation and management as compared to such title, responsibilities, duties and authority on the effective date of the Brewster agreement, without his consent. Under the Brewster agreement, cause means: (i) willful failure to perform, or gross negligence in the performance of, Mr. Brewster’s duties for us or any of our affiliates, after written notice and an opportunity to cure; (ii) knowing and material breach by Mr. Brewster of any obligation to us or any of our affiliates with respect to confidential information, non-competition, non-solicitation or the like; (iii) Mr. Brewster’s breach of fiduciary duty, fraud, embezzlement or other material dishonesty with respect to us or any of our affiliates; or (iv) Mr. Brewster’s conviction of, or plea of nolo contendere to, a felony, other than felonies vehicular in nature, or any other crime involving moral turpitude.
Under the Brewster agreement, a change of control means (i) the sale of all or substantially all of our assets or issued and outstanding capital stock; or (ii) our merger or consolidation in which our stockholders immediately before such merger or consolidation do not own immediately after such merger or consolidation capital stock or other equity interests of the surviving corporation or entity representing more than 50% in voting power of capital stock or other equity interest of such surviving corporation or entity outstanding immediately after such merger or consolidation.

William Sorenson, Chief Financial Officer

	Termination	Change of Control
Executive Benefits and Payments Upon Termination	Termination by the Company Without Cause or by Employee for Good Reason	Change of Control and EnerNOC Valued at $75 Million or Greater	Change of Control and Termination by the Company Without Cause or by Employee for Good Reason
Base Salary	$296,250 (1)	$0	$296,250 (1)
Performance-Based Target Bonus	$207,375 (2)	$0	$207,375 (2)
Acceleration of Vesting of Equity	N/A	Immediate vesting of 50% of all unvested equity awards in reverse chronological order	Immediate vesting of 100% of all equity awards
Number of Stock Options and Value upon Termination	N/A	N/A	N/A
Number of Shares of Vested Stock and Units Received and Value upon Termination	N/A	72,500 shares $435,000	145,000 shares $870,000
Post-Term Benefits	$12,256	N/A	$12,256
Total:	$515,881	$435,000	$1,385,881
(1) Amount equals nine months of annual base salary.
(2) Amount equals 75% of the annual performance-based target bonus.
Pursuant to our severance agreement with Mr. Sorenson in effect on December 30, 2016, which we refer to as the Sorenson agreement, if Mr. Sorenson’s employment is terminated by us without cause or by Mr. Sorenson for good reason, we are required to pay him in nine equal monthly installments an amount equal to 75% of his then-current annual base salary and his annual performance-based target bonus in effect on the date of termination, as well as all accrued but unpaid base salary and reasonable and necessary expenses incurred on behalf of us prior to the termination date. Upon such a termination, and for a period of nine months following the termination date, we will also, in our sole discretion, either (i) pay on Mr. Sorenson’s behalf on a monthly basis a portion of the total amount of premiums required to continue his coverage under our health, dental and vision insurance plans, or (ii) pay Mr. Sorenson an amount equal to the monthly Company-paid portion of his premiums under our health, dental and vision insurance plans. In the event of a change of control in which we are valued at $75 million or greater, the vesting of 50% of all unvested equity awards granted to Mr. Sorenson will accelerate in reverse chronological order starting with the last vesting event. If Mr. Sorenson’s employment is terminated by us without cause or by Mr. Sorenson for good reason following a change of control, the number of equity awards equal to 100% of the unvested equity awards granted to Mr. Sorenson shall become immediately vested and exercisable.
Under the Sorenson Agreement, good reason includes (i) a material reduction in Mr. Sorenson’s then current base salary, (ii) material and continuing diminution of Mr. Sorenson’s responsibilities, duties or authority in the operation and management as compared to such responsibilities, duties or authority on the effective date of the Sorenson Agreement, or (iii) relocation of Mr. Sorenson’s principal place of employment 20 miles or more outside of downtown Boston, MA; provided, however, that, such termination by Mr. Sorenson shall only be deemed for good reason if (i) we are given written notice from Mr. Sorenson within sixty (60) days following the first occurrence of the condition that Mr. Sorenson considers to constitute good reason describing the condition and we fail to satisfactorily remedy such condition within thirty (30) days following our receipt of such written notice, and (ii) Mr. Sorenson terminates employment within thirty (30) days following the end of the period within which we were entitled to remedy the condition constituting good reason, but failed to do so. Under the Sorenson Agreement cause includes: (i) a willful failure to perform, or gross negligence in the performance of, Mr. Sorenson’s duties for us or any of our affiliates; (ii) a knowing and material breach by Mr. Sorenson of any obligation to us or any of our affiliates with respect to confidential information, non-competition, non-solicitation or the like; (iii) Mr. Sorenson’s breach of fiduciary duty, fraud, embezzlement or other material dishonesty with respect to us or any of our affiliates; or (iv) Mr. Sorenson’s conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude.
Under the Sorenson Agreement, change of control includes (i) the sale of all or substantially all of our assets or our issued and outstanding capital stock; or (ii) merger or consolidation involving us in which our stockholders immediately before such merger or consolidation do not own immediately after such merger or consolidation capital stock or other equity interests of the surviving corporation or entity representing more than 50% in voting power of capital stock or other equity interest of such surviving corporation or entity outstanding immediately after such merger or consolidation.

Micah Remley, Senior Vice President & General Manager of Software

	Termination	Change of Control
Executive Benefits and Payments Upon Termination	Termination by the Company Without Cause or by Employee for Good Reason	Change of Control and EnerNOC Valued at $75 Million or Greater	Change of Control and Termination by the Company Without Cause or by Employee for Good Reason
Base Salary	$162,500 (1)	$0	$162,500 (1)
Performance-Based Target Bonus	$97,500 (2)	$0	$97,500 (2)
Acceleration of Vesting of Equity	N/A	Immediate vesting of 50% of all unvested equity awards in reverse chronological order	Immediate vesting of 100% of all equity awards
Number of Stock Options and Value upon Termination	N/A	N/A	N/A
Number of Shares of Vested Stock and Units Received and Value upon Termination	N/A	67,252 shares $403,512	134,504 shares $807,024
Post-Term Benefits	$8,171	N/A	$8,171
Total:	$268,171	$403,512	$1,075,195
(1) Amount equals six months of annual base salary.
(2) Amount equals 50% of the annual performance-based target bonus.
Pursuant to our offer letter agreement with Mr. Remley in effect on December 30, 2016, which we refer to as the Remley Agreement, if Mr. Remley’s employment is terminated by us without cause or by Mr. Remley for good reason, we are required to pay him in six equal monthly installments an amount equal to 50% of his then-current annual base salary and his annual performance-based target bonus in effect on the date of termination, as well as all accrued but unpaid base salary and reasonable and necessary expenses incurred on behalf of us prior to the termination date. Upon such a termination, and for a period of six months following the termination date, we will also, in our sole discretion, either (i) pay on Mr. Remley’s behalf on a monthly basis a portion of the total amount of premiums required to continue his coverage under our health, dental and vision insurance plans, or (ii) pay Mr. Remley an amount equal to the monthly Company-paid portion of his premiums under our health, dental and vision insurance plans. In the event of a change of control in which we are valued at $75 million or greater, the vesting of 50% of all unvested equity awards granted to Mr. Remley will accelerate in reverse chronological order starting with the last vesting event. If Mr. Remley’s employment is terminated by us without cause or by Mr. Remley for good reason following a change of control, the number of equity awards equal to 100% of the unvested equity awards granted to Mr. Remley shall become immediately vested and exercisable.

Under the Remley Agreement, good reason includes (i) a substantial reduction in Mr. Remley’s then current base salary, without Mr. Remley’s consent; or (ii) material and continuing diminution of Mr. Remley’s title, responsibilities, duties and authority in our operation and management as compared to such title, responsibilities, duties and authority on the effective date of the Remley Agreement without Mr. Remley’s consent. Under the Remley Agreement, cause includes: (i) willful failure to perform, or gross negligence in the performance of, Mr. Remley’s duties for us or any of our affiliates, after written notice and an opportunity to cure; (ii) knowing and material breach by Mr. Remley of any obligation to us or any of our affiliates with respect to confidential information, non-competition, non-solicitation or the like; (iii) Mr. Remley’s breach of fiduciary duty, fraud, embezzlement or other material dishonesty with respect to us or any of our affiliates; or (iv) Mr. Remley’s conviction of, or plea of nolo contendere to, a felony, other than felonies vehicular in nature, or any other crime involving moral turpitude.
Under the Remley Agreement, change of control includes (i) the sale of all or substantially all of our assets or our issued and outstanding capital stock; or (ii) merger or consolidation involving us in which our stockholders immediately before such merger or consolidation do not own immediately after such merger or consolidation capital stock or other equity interests of the surviving corporation or entity representing more than 50% in voting power of capital stock or other equity interest of such surviving corporation or entity outstanding immediately after such merger or consolidation.
Matthew Cushing, Former Vice President and General Counsel, and Neil Moses, Former Chief Operating Officer and Chief Financial Officer
Messrs. Cushing and Moses resigned from their positions as Vice President and General Counsel, and Chief Operating Officer and Chief Financial Officer in June 2016 and August 2016, respectively. No amounts were due to Messrs. Cushing or Moses under their severance agreements in connection with their resignations.
Non-Employee Director Compensation in Fiscal 2016
The following table shows the total compensation paid or accrued during fiscal 2016 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)

Kirk Arnold	65,000	76,450	(3)	141,450
James Baum	70,000	76,450	(3)	146,450
Arthur Coviello	95,000	76,450	(3)	171,450
TJ Glauthier	80,000	76,450	(3)	156,450
Gary Haroian	67,500	76,450	(3)	143,950
Richard Dieter (2)	54,167	38,225	(4)	92,392

(1) These amounts represent the aggregate grant date fair value for stock awards granted in fiscal 2016 computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Notes 1 and 12 to our audited consolidated financial statements included in the Original Filing. See also our discussion in the Original Filing of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation.”
(2) Mr. Dieter ceased serving as a member of our board of directors on May 26, 2016.
(3) Represents a fully-vested stock award of 11,000 shares of our common stock granted on June 1, 2016, the grant date fair value of which was $6.95 in connection with the annual equity grant to directors.
(4) On June 1, 2016, Mr. Dieter was granted a fully-vested stock award of 5,500 shares of our common stock, the grant date fair value of which was $6.95 in connection with the annual equity grant to directors.
Non-Employee Director Compensation Policy
The compensation committee has a policy of evaluating compensation for the non-employee directors on a biennial basis, which evaluation was performed in fiscal 2016. At a meeting of our board of directors that was held in February 2016 our board of directors reviewed and ratified our fourth amended and restated non-employee director compensation policy or the amended director compensation policy which established compensation to be paid to our non-employee directors in order to provide inducement to obtain and retain the services of qualified persons to serve as members of our board of directors. The amended director compensation policy was applicable to all compensation, including equity compensation, paid to, or earned by our non-employee directors in fiscal 2016 for their service as directors including as member of the various committees of our board of directors. The board of directors discussed current director compensation trends with its independent compensation consultant and determined that it was appropriate to leave all director compensation levels consistent with those in effect in fiscal 2015. Consistent with prior years, the board of directors decided to make the annual non-employee director equity awards near the time of the annual meeting to align with director elections. The amended director compensation policy is scheduled to be evaluated again in fiscal 2018.
Pursuant to the amended director compensation policy in effect during fiscal 2016 and upon his or her initial appointment to our board of directors, each non-employee director who is not associated with our principal stockholders receives such number of shares of restricted stock, restricted stock units and/or a non-qualified stock option to purchase such number of shares of our common stock as determined by the compensation committee of the board of directors on the date of grant in accordance with the fair value model, using the average closing price of our common stock as quoted on such exchange or market on which our common stock is listed for the thirty trading days preceding the date of grant. These restricted stock, restricted stock unit and/or stock option awards, which we refer to as the initial director grants, vest over a three-year period, at a rate of 8.33% per quarter. Any vested and unexercised stock options granted pursuant to the amended director compensation policy will terminate on the earlier of seven years from the date of grant and three months after the recipient ceases to serve as a director, except in the case of death or disability, in which event the option will terminate one year from the date of the director’s death or disability. Any unvested restricted stock or restricted stock unit award granted pursuant to the amended director compensation policy will be immediately forfeited to the Company if the recipient ceases to serve as a director, except in the case of death or disability, in which event any restricted stock or restricted stock units that remain subject to forfeiture provisions that lapse periodically shall continue to vest to the extent of a pro rata portion of the restricted stock or restricted stock units subject to the grant through the date of the recipient’s death or disability as would have vested had such recipient not died or become disabled. The exercise price of any stock option granted pursuant to the amended director compensation policy is equal to the fair market value of our common stock on the date of grant.
In the event of a change of control (as defined below), the vesting of all outstanding restricted shares, restricted stock units and/or options granted after February 2014 to each non-employee director will be accelerated in full. Under the amended director policy, “change of control” means: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “Beneficial Owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose the Company or its affiliates or any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the board of directors does not approve; (ii) a merger or consolidation of the Company whether or not approved by the board of directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or the stockholders of the Company approve an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (iii) a change in the composition of the board of directors, as a result of which fewer than a majority of the directors are incumbent directors, which means directors who either (A) are directors of the Company as of the Company’s 2013 annual meeting of stockholders, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).
In addition, under the amended director compensation policy in effect during fiscal 2016, each non-employee director who is not associated with our principal stockholders was compensated during fiscal 2016 as follows:

•	a fully vested stock award of 11,000 shares of our common stock, which was approved by the board of directors in May 2016; and

•	a $50,000 annual cash retainer fee payable in arrears in equal installments on a quarterly basis.
The amended director compensation policy does not provide compensation to our non-employee directors for attendance at committee meetings or meetings of the board of directors.
In addition, under the amended director compensation policy in effect during fiscal 2016 our lead independent director and the chairman and members of our audit, compensation, nominating and governance, and mergers and acquisitions committees who are not employees and not associated with our principal stockholders are entitled to receive annual cash retainer fees payable in arrears in equal installments on a quarterly basis as follows:

Role	Annual Fees— Chairman ($)	Annual Fees— Other Members ($)
Audit Committee	20,000	10,000
Compensation Committee	15,000	7,500
Nominating and Governance Committee	10,000	5,000
Mergers and Acquisitions Committee (1)	10,000	5,000
Technology Committee	10,000	5,000

Role	Annual Fees ($)
Lead Independent Director	20,000
(1) Our mergers and acquisitions committee was dissolved on May 26, 2016. Members of the mergers and acquisitions committee were paid a prorated amount of the annual fee.

In addition, the amended director compensation policy in effect during fiscal 2016 includes certain share retention and ownership guidelines. The share retention and ownership guidelines provide that within four years of the date the guidelines became effective, or within four years after becoming a director, each director shall own a number of restricted and unrestricted shares valued at no less than four times the basic retainer fee. The shares subject to the share retention and ownership guidelines for each director will be valued on the first day of each fiscal year based on the average closing price of a share of our common stock for the previous fiscal year. The compensation committee is responsible for monitoring compliance with the share retention and ownership guidelines. Shares that count toward the ownership target for each director include all shares directly or beneficially owned by the director, unvested restricted stock (restricted stock will be applied toward the ownership requirements based on the value of restricted stock after taking into account any required share withholding) and shares of our common stock purchased on the open market.
We have reimbursed and will continue to reimburse our non-employee directors who are not affiliated with our principal stockholders for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017 for (a) the named executives who are identified in the Summary Compensation Table on page 22 of this Amendment, (b) each of our directors and the director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes having or sharing voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2017 pursuant to the exercise of options or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 31,333,367 shares of common stock outstanding on March 31, 2017.
The address for the directors and executive officers set forth below is c/o EnerNOC, Inc., One Marina Park Drive, Suite 400, Boston, Massachusetts 02210.

	Shares Beneficially Owned
Name and Address	Number	Percent
Directors and Executive Officers
Timothy Healy(1)	1,799,360	5.7%
David Brewster(2)	1,589,826	5.1%
William Sorenson	265,000	*
Micah Remley(3)	310,884	*
Kirk Arnold	40,312	*
James Baum	44,613	*
Arthur Coviello(4)	151,842	*
TJ Glauthier (5)	87,213	*
Gary Haroian	35,812	*
Neil Moses(6)	116,025	*
Matthew Cushing(7)	35,119	*
All directors and current executive officers as a group (9 persons)(8)	4,324,862	13.8%
Five Percent Stockholders
SQN Investors LP (9)	2,300,857	7.3%
303 Twin Dolphin Drive, 6th Floor Redwood City, CA 94065
Oaktop Capital Management II, L.P. (10)	1,813,488	5.8%
One Main Street, Suite 202 Chatham, NJ 07928
BlackRock, Inc. (11)	1,683,304	5.4%
55 East 52nd Street New York, NY 10055
Periam Limited (12)	1,674,381	5.3%
c/o Al Fanar Co P B No 301 Rivadh, 11411, Saudi Arabia

*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1)	Includes options to purchase 125,000 shares of common stock which are or will be immediately exercisable within 60 days of March 31, 2017.

(2)	Includes options to purchase 73,000 shares of common stock which are or will be immediately exercisable within 60 days of March 31, 2017.

(3)	Includes options to purchase 8,844 shares of common stock which are or will be immediately exercisable within 60 days of March 31, 2017.
(4) Includes options to purchase 6,000 shares of common stock which are or will be immediately exercisable within 60 days of March 31, 2017.

(5)
Includes options to purchase 23,784 shares of common stock which are or will be immediately exercisable within 60 days of March 31, 2017 and 10,000 shares of common stock held by a trust of which Mr. Glauthier and his wife are trustees. Mr. Glauthier disclaims beneficial ownership of the shares identified in this footnote except as to his proportionate pecuniary interest in such shares.

(6)	Mr. Moses retired from his position as our Chief Operating Officer and Chief Financial Officer, effective as of the close of business on August 19, 2016.

(7)	Mr. Cushing resigned from his position as our Vice President and General Counsel, effective as of the close of business on June 3, 2016.

(8)	See footnotes (1) through (5).

(9)
This information is based solely on the Schedule 13G/A filed on February 15, 2017 by SQN Investors LP and its affiliates, which reported ownership as of December 31, 2016. SQN Investors LP is an investment manager whose clients, SQN Investors Master Fund LP (the “Master SQN Fund”) and SQN Investors Fund LP (the “SQN Fund”), have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, our common stock. SQN Investors GP LLC is the general partner of SQN Investors LP, and SQN Partners (GP) LLC is the general partner of investment limited partnerships of which SQN Investors LP is the investment adviser, including the Master SQN Fund and the SQN Fund. SQN Investors LP reported shared voting and shared dispositive power as to all 2,300,857 shares with Amish Mehta, SQN Investors (GP) LLC, SQN Partners (GP) LLC and the Master SQN Fund. The SQN Fund reported shared voting and shared dispositive power as to 1,482,212 shares. Each of SQN Investors LP, Amish Mehta, SQN Investors GP LLC, SQN Partners (GP) LLC, the Master SQN Fund and the SQN Fund disclaims beneficial ownership of the shares of our common stock except to the extent of that person’s pecuniary interest therein.

(10) This information is based solely on the Schedule 13G filed on February 14, 2017 by Oaktop Capital Management II, L.P., which reported ownership as of December 31, 2016. Oaktop Capital Management II, L.P. reported sole voting power and sole dispositive power as to all 1,813,488 shares.
(11) This information is based solely on the Schedule 13G filed on January 30, 2017 by BlackRock, Inc., which reported ownership as of December 31, 2016. BlackRock, Inc. reported sole voting power as to 1,637,586 shares and sole dispositive power as to all 1,683,304 shares.
(12) This information is based solely on the Schedule 13D filed jointly on April 17, 2017 by Periam Limited, Gregory Share, Jeffrey M. Tuder, Taimur Hadi and Dominik Dolenec. Periam Limited reported sole voting and dispositive power as to 1,525,120 shares and shared voting and dispositive power as to no other shares. Gregory Share reported sole voting and dispositive power as to 31,800 shares and shared voting and dispositive power as to no other shares. Jeffrey M. Tuder reported voting and dispositive power as to no shares. Taimur Hadi reported sole voting and dispositive power as to 19,681 shares and shared voting and dispositive power as to no other shares. Dominik Dolenec reported sole voting and dispositive power as to 97,780 shares and shared voting and dispositive power as to no other shares.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2016 about the securities authorized for issuance under our equity compensation plans approved by our stockholders, consisting of our Amended and Restated 2003 Stock Option and Incentive Plan, or the 2003 Stock Plan, our Amended and Restated 2007 Employee, Director and Consultant Stock Plan, or the 2007 Stock Plan, our 2014 Long-Term Incentive Plan, or the 2014 Plan, and our 2016 Employee Stock Purchase Plan, or the 2016 ESPP. The following table also provides information, as of December 31, 2016, about the securities authorized for issuance under the World Energy Solutions, Inc. 2006 Stock Incentive Plan, or the World Energy Plan, which we assumed in connection with our acquisition of World Energy Solutions, Inc., or World Energy, in January 2015 and which has not been approved by our stockholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,082,029 (1)	$ 12.66 (2)	2,331,831 (3)
Equity compensation plans not approved by security holders(4)	21,066	$10.51	—
Total	1,103,095	$12.62	2,331,831

(1)
Consists of 32,029 shares of our common stock to be issued upon the exercise of outstanding stock options under the 2003 Stock Plan, 344,149 shares of our common stock to be issued upon the exercise of outstanding stock options under the 2007 Stock Plan, no shares of our common stock to be issued upon the exercise of outstanding stock options under the 2014 Plan, 72,005 shares of our common stock to be issued upon the vesting of restricted stock units granted under the 2007 Stock Plan and 633,846 shares of our common stock to be issued upon the vesting of restricted stock units granted under the 2014 Plan. Does not include purchase rights accruing under the 2016 ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the applicable purchase period.

(2)	Weighted-average exercise price relates to outstanding stock options. Restricted stock units are deemed to have an exercise price of zero.

(3)
Consists of shares of our common stock issuable under the 2016 ESPP, plus shares of common stock issuable under the 2014 Plan, which includes shares of common stock approved for issuance under the 2014 Plan, plus any shares of common stock represented by awards granted under the 2007 Stock Plan and the 2003 Stock Plan that are forfeited, expire or are cancelled or which result in the forfeiture of shares of common stock back to us on or after the date on which the 2014 Plan became effective, which was June 2, 2014, up to a maximum of 5,536,879 shares. From the effective date of the 2014 Plan through December 31, 2016, options to purchase 129,686 shares of our common stock granted under the 2007 Stock Plan and the 2003 Stock Plan were cancelled. No awards of our common stock are available for issuance under the 2007 Stock Plan or the 2003 Stock Plan.

(4)	For a more detailed description of these plans, please see “Non-Stockholder Approved Plans,” below. No awards of our common stock are available for issuance under the World Energy Plan.
Non-Stockholder Approved Plans
The World Energy Plan
In connection with our acquisition of World Energy in January 2015, we assumed the World Energy Plan. The World Energy Plan provided for the grant of equity and equity-based awards to employees who (a) were employees of World Energy prior to January 5, 2015 or (b) were hired by us or any of our subsidiaries (including World Energy) after January 5, 2015. The World Energy Plan expired on August 25, 2016, which is the 10-year anniversary of the date on which the World Energy Plan was adopted by the World Energy Board of Directors. As a result, no awards may be granted under the World Energy Plan after August 25, 2016, but awards previously granted may extend beyond that date. As of December 31, 2016, options with respect to 21,066 shares were outstanding. The weighted average exercise price for the currently outstanding options is $10.51.
In connection with our acquisition of World Energy, options to purchase World Energy common stock that were assumed by us were converted into options to purchase our common stock that are subject to the same vesting and other conditions that applied to the World Energy options immediately prior to the acquisition. All such options have a four-year vesting schedule. Shares of World Energy common stock underlying restricted stock awards that were not tendered in the acquisition and that were subject to forfeiture risks, repurchase options or other restrictions immediately prior to the acquisition were converted into shares of our common stock as provided in the merger agreement and remain subject to the same restrictions that applied to the World Energy restricted stock awards immediately prior to the acquisition. The terms may be adjusted upon certain events affecting our capitalization.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indemnification Arrangements
Under our certificate of incorporation, we will indemnify our directors and officers to the fullest extent permitted by Delaware law. We have also entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, provide for us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by us arising out of such person’s services as our director or officer, any of our subsidiaries from time to time or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Employment Arrangements
In April 2007, we entered into an employment offer letter with Herbert Healy, who is the father of Timothy Healy, our Chairman and Chief Executive Officer. Effective September 30, 2016, Mr. Healy vacated his position as our Vice President of Regulatory Affairs. Prior to his separation, Mr. Healy received a bi-weekly salary of approximately $6,812 and was eligible to receive bonuses consisting of grants of equity awards and cash. Mr. Healy was entitled to participate in all employee benefit plans generally available to employees, including medical, dental, disability and life insurance plans and our 401(k) plan. From January 1, 2016 through Mr. Healy’s separation date, we paid Mr. Healy an aggregate amount equal to $135,867.
The following table summarizes the severance payments to Mr. Healy in connection with his separation:

Executive Benefits	Payments Upon Termination
Base Salary	$88,550(1)
Performance-Based Target Bonus	$22,132(2)
Acceleration of Vesting of Equity	N/A
Number of Stock Options and Value upon Termination	N/A
Number of Shares of Vested Stock and Units Received and Value upon Termination	N/A
Post-Term Benefits	N/A
Total:	$110,682
(1) Amount equals six months of annual base salary.
(2) Amount equals 50% the annual performance-based target bonus.
In addition, on November 1, 2016 we entered into a consulting agreement with Mr. Healy to provide consulting services primarily in connection with our participation in the ISO-NE demand response market. The initial term of the agreement commenced on November 1, 2016 and continued until January 31, 2017, which we refer to as the initial term. During the initial term Mr. Healy was paid $5,000 per month for a total of $15,000. Following the initial term, the agreement continues on a month-to-month basis which we refer to as the extended term and may be terminated by us for convenience upon 30 days’ prior written notice. During the extended term, we compensate Mr. Healy on an hourly basis at a rate of $250 per hour pursuant to a written scope of work approved in advance by us. From November 1, 2016 until the date of this Amendment, we paid Mr. Healy pursuant to the consulting agreement an aggregate amount equal to $17,232.
Policy for Approval of Related Person Transactions
Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us, such as our executive officers, directors, 5% or greater stockholders and certain family members and affiliates of the foregoing, has or will have a direct or indirect material interest. In reviewing and approving such transactions, the audit committee will obtain, or will direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion will be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chairman of the audit committee in some circumstances. The audit committee charter states that no related person transaction will be entered into prior to the completion of these procedures.
The audit committee or its chairman, as the case may be, will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary. No member of the audit committee will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.
DIRECTOR INDEPENDENCE
Our board of directors has determined that none of Kirk Arnold, James Baum, Arthur Coviello, TJ Glauthier or Gary Haroian, or any of their respective family members, has a relationship with us, our senior management or our independent registered public accounting firm which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing rules of NASDAQ. In making this determination, our board of directors considered relationships that each non-employee director has with us, their beneficial ownership of our outstanding common stock and all other facts and circumstances our board of directors deemed relevant in determining their independence. Our board of directors has determined that Timothy Healy and David Brewster are not “independent directors” as defined under NASDAQ rules due to their employment with us.

Item 14.	Principal Accounting Fees and Services
Accounting Fees
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by Ernst & Young LLP during those periods.

Category of Service	2016	2015
Audit fees(1)	$2,059,000	$1,500,000
Audit-related fees(2)	150,000	65,000
Tax fees(3)	—	80,000
All other fees(4)	5,000	2,000
Total	$2,214,000	$1,647,000

(1) Audit fees consist of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements, review of our quarterly condensed consolidated financial statements, audit of the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, statutory audits of our foreign subsidiaries, consultations on accounting matters directly related to the audit, and consents and assistance with, and review of, documents filed with the SEC.
(2) Audit-related fees consist of fees for professional services provided in connection with the assessment of service organization controls in 2015 and 2016.
(3) Tax fees consist primarily of assistance in the preparation of federal and state income tax filings and due diligence efforts for the acquisitions that we completed in fiscal 2015.
(4) All other fees relate to accessing Ernst & Young LLP’s accounting research and financial reporting disclosure software.
Pre-Approval Policies and Procedures
Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
All audit and non-audit fee services described above were pre-approved by the audit committee. Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.
1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2. Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.
4.  Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent registered public accounting firm.
Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.
The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this report:

3.	Exhibits
The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerNOC, Inc.

Date:	May 1, 2017	By:	/s/ WILLIAM G. SORENSON
			Name:	William G. Sorenson
			Title:	Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Number	Exhibit Title

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

10.16@	Summary of 2017 Executive Bonus Plan, filed in the Registrant’s Current Report 8-K filed March 10, 2017 (File No. 001-33471), is hereby incorporated by reference as Exhibit 10.16.

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

10.21@*	Offer Letter, dated as of November 2, 2011, between EnerNOC, Inc. and Micah Remley.

21.1	Subsidiaries of EnerNOC, Inc., filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-33471), is hereby incorporated by reference as Exhibit 21.1.

23.1
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-33471), is hereby incorporated by reference as Exhibit 23.1.

31.1*	Certification of Principal Executive Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Principal Executive Officer and Principal Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-33471), is hereby incorporated by reference as Exhibit 32.1.

101.00
The following materials from EnerNOC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-33471), are hereby incorporated by reference as Exhibit 101.00; (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

@	Management contract, compensatory plan or arrangement.

*	Filed herewith.