Form 10-Q
period 2017-03-31
ENERNOC INC
filed 2017-05-10
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
if an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 31,206,601 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2017.

EnerNOC, Inc.
FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$73,980	$97,993
Restricted cash	387	1,062
Accounts receivable, net of allowance for doubtful accounts of $1,011 and $1,082 at March 31, 2017 and December 31, 2016, respectively.	31,075	36,722
Unbilled receivables	18,952	45,430
Contract assets	27,580	—
Capitalized fulfillment costs	989	2,290
Prepaid expenses and other current assets	14,582	10,906
Assets held for sale	—	3,415
Total current assets	167,545	197,818
Contract assets, net of current portion	15,962	—
Property and equipment, net of accumulated depreciation of $96,259 and $97,243 at March 31, 2017 and December 31, 2016	36,600	38,828
Goodwill	31,168	36,662
Intangible assets, net of accumulated amortization	33,861	35,771
Deposits and other assets	5,573	3,223
Total assets	$290,709	$312,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,036	$4,748
Accrued capacity payments	45,732	63,943
Accrued compensation and related expenses	11,165	14,721
Accrued expenses and other current liabilities	15,912	13,597
Deferred revenue	6,329	8,193
Liabilities held for sale	—	1,780
Total current liabilities	80,174	106,982
Deferred revenue	3,420	2,665
Other liabilities	8,931	7,521
Convertible senior notes	116,248	115,223
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 31,333,860 and 30,688,783 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	388,754	386,871
Accumulated other comprehensive loss	(4,268)	(2,477)
Accumulated deficit	(303,856)	(304,745)
Total EnerNOC, Inc. stockholders’ equity	80,661	79,680
Noncontrolling interest	1,275	231
Total stockholders’ equity	81,936	79,911
Total liabilities and stockholders’ equity	$290,709	$312,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Demand Response	$34,484	$36,347
Software	13,625	17,033
Total revenues	48,109	53,380
Cost of revenues	33,403	32,594
Gross profit	14,706	20,786
Operating expenses:
Selling and marketing	13,874	25,015
General and administrative	19,620	27,916
Research and development	5,402	8,043
Gains on sale of businesses (Note 4)	(1,726)	—
Goodwill impairment (Note 6)	5,886	—
Total operating expenses	43,056	60,974
Loss from operations	(28,350)	(40,188)
Other income, net	1,975	3,087
Interest expense	(1,926)	(1,777)
Loss before income tax	(28,301)	(38,878)
Provision for income tax	(3,838)	(1,691)
Net loss	(32,139)	(40,569)
Net loss attributable to noncontrolling interest	(129)	(31)
Net loss attributable to EnerNOC, Inc.	$(32,010)	$(40,538)
Net loss attributable to EnerNOC, Inc. per common share
Basic	$(1.08)	$(1.41)
Diluted	$(1.08)	$(1.41)
Weighted average number of common shares used in computing net loss per common share
Basic	29,671,109	28,806,810
Diluted	29,671,109	28,806,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(32,139)	$(40,569)
Foreign currency translation adjustments	557	383
Reclassification of cumulative translation adjustments due to liquidation of a foreign entity (Note 4)	(2,348)	—
Comprehensive loss	(33,930)	(40,186)
Comprehensive loss attributable to noncontrolling interest	(125)	(31)
Comprehensive loss attributable to EnerNOC, Inc.	$(33,805)	$(40,155)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(32,139)	$(40,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	7,541	9,687
Goodwill impairment charge	5,886	—
Stock-based compensation	2,031	3,115
Gains on sale of businesses, excluding transaction costs	(1,741)	—
Net foreign exchange translation gain	(1,611)	(2,953)
Non-cash interest expense	1,061	981
Other, net	221	1,575
Changes in operating assets and liabilities, net of effects of divestitures:
Accounts receivable, unbilled receivables and contract assets	24,913	46,172
Prepaid expenses and other assets	496	(6,704)
Capitalized fulfillment costs	(634)	(11,271)
Other noncurrent liabilities	(1,372)	(574)
Deferred revenue	207	17,594
Accrued capacity payments	(22,125)	(32,464)
Accounts payable, accrued expenses and other current liabilities and accrued compensation	(7,373)	(14,981)
Net cash used in operating activities	(24,639)	(30,392)
Cash flows from investing activities
Purchases of property and equipment and capitalization of internal use software development costs	(3,427)	(4,391)
Proceeds from sale of businesses, net of divested cash	1,333	—
Proceeds from sale of fixed assets	130	—
Change in deposits	15	680
Net cash used in investing activities	(1,949)	(3,711)
Cash flows from financing activities
Payments made for employee restricted stock minimum tax withholdings and other	(462)	(672)
Payments for contingent consideration	—	(195)
Proceeds from sale of equity interests to non-controlling interest holders	1,173	—
Net cash provided by (used in) financing activities	711	(867)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,189	1,307
Net change in cash, cash equivalents and restricted cash	(24,688)	(33,663)
Cash, cash equivalents and restricted cash at beginning of period	99,055	138,584
Cash, cash equivalents and restricted cash at end of period	$74,367	$104,921
Supplemental disclosure of cash flow information
Cash paid for interest	$916	$815
Cash paid for income taxes	$394	$1,285
Non-cash investing and financing activities
Acquisition of property and equipment in accrued expenses	$982	$271
Cash, cash equivalent and restricted cash information
Cash and cash equivalents at beginning of period	$97,993	$138,120
Restricted cash at beginning of period	1,062	464
Cash, cash equivalents and restricted cash at beginning of period	$99,055	$138,584
Cash and cash equivalents at end of period	$73,980	$104,399
Restricted cash at end of period	387	522
Cash, cash equivalents and restricted cash at end of period	$74,367	$104,921
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
The Company’s EIS provides enterprises with a Software-as-a-Service (SaaS) energy management application that enables them to better manage and control energy costs for their organizations. The Company offers premium professional services that support the implementation of its EIS and help its enterprise customers set their energy management strategies. The Company's energy procurement solutions provide customers with the ability to more effectively manage their energy supplier selection and energy procurement process by providing highly-structured auction events.
Reclassifications
In 2016, the Company adopted Accounting Standards Update (ASU) 2016-18, Restricted Cash and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments retrospectively. In addition, the Company condensed certain lines on the current period cash flow. Accordingly, the condensed consolidated statement of cash flow for the three month period ended March 31, 2016 has been restated to conform with the current period presentation under this new guidance. The Company adopted ASU 2016-18 by renaming the line item within cash flows from investing activities from "change in restricted cash and deposits" to "change in deposits" for all periods presented and restating the amounts in this line from $622 to $680 for the three months ended March 31, 2016. This resulted in an increase in net cash used in investing activities of $58, reflecting the reclassification of the change in restricted cash. As a result of the adoption of ASU 2016-15, the Company reclassified $840 of cash outflows previously presented within investing activities for the three months ended March 31, 2016; specifically, $195 and $645 were reclassified to financing and operating activity, respectively.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. The Company owns 60% of EnerNOC Japan K.K., (ENOC Japan) and 67% of EnerNOC Taiwan Limited (ENOC Taiwan), which are each consolidated in accordance with Accounting Standards Codification 810, Consolidation (ASC 810). The Company accounts for the remaining 40% and 33% ownership interests in these entities as a non-controlling interest on the consolidated financial statements.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management relate to revenue recognition reserves, including determining the transaction price and associated constraint on variable consideration; allowance for doubtful accounts; the value of accrued liabilities associated with accrued capacity payments; the fair value of its reporting units, including forecasted cash flows and the weighted average cost of capital used to calculate the impairment of goodwill; expected future cash flows used to evaluate the recoverability of long-lived assets; amortization methods and the useful lives of long-lived assets; the valuation of cost-method investments; the fair value of stock-based awards, which determines stock-based compensation; contingent liabilities; tax reserves and recoverability of net deferred tax assets and related valuation allowance. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial statements taken as a whole, the actual amounts of such items, when known, could differ from these estimates.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Form 10-K). Summarized below are the accounting pronouncements adopted subsequent to December 31, 2016.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2017 using the modified retrospective method. Please see Note 2 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
On January 1, 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is effective for goodwill tests performed after January 1, 2017. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and, alternatively, requires that an entity measure the impairment of goodwill assigned to a reporting unit as the amount in which the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. Please see Note 6 "Goodwill and Intangible Assets" for further discussion of the Company's application of this standard in 2017.
On January 1, 2017, the Company adopted ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05) and ASC 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which was issued as part of ASC 606 in May 2014 and provides guidance for the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The Company adopted this guidance using the modified retrospective method. The adoption of these updates did not have an impact on the condensed consolidated financial statements.
On January 1, 2017, the Company adopted ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which clarifies the definition of a business for purposes of determining whether transactions should be accounted for as the acquisition or disposal of a business, and impacts all standards applicable to entities that meet the definition of a business. The Company applied this new guidance to a transaction completed in the first quarter of 2017 related to the sale of the its Energy Service Group operations, as discussed further in Note 4 "Gain on Sale of Businesses".
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) using the modified retrospective method. The adoption of the new guidance had no net impact on the Company's condensed consolidated financial statements. However, as a result of the adoption, the Company increased its deferred tax asset related to its net operating loss carryforwards related to previously deducted amounts for excess stock compensation. Under the previous guidance, such amounts could not be recognized until the amounts resulted in a reduction in the current tax liability. This increase was offset by an increase in the valuation allowance. ASU 2016-09 permits an entity to elect to record forfeitures of stock-based compensation as incurred or continue to estimate these forfeitures at grant date. The Company has elected to continue to estimate forfeitures under the current guidance.
Accounting Standards Issued and Not Yet Adopted
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which provides new guidance on recognition and measurement of financial assets and financial liabilities. ASU 2016-01 will primarily impact the accounting for equity investments whereby equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. The Company has equity investments that do not have a readily determinable fair value and have a carrying value of $736 as of March 31, 2017. Under ASU 2016-01, these investments will be measured at cost, less any impairment, plus or minus any change resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective January 1, 2018 for the Company. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements and related disclosures.

2. Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2017 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2017 reflect the application of ASC 606 guidance while the reported results for 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of March 31, 2017 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation
The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three month period ended March 31, 2017:

Demand response	$34,484
Subscription software	4,499
Procurement solutions	6,757
Professional services	2,369
Total Revenues	$48,109

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time, with the exception of procurement solutions, which are generally transferred to the customer at a point in time.
Demand Response Solutions
The Company provides demand response solutions to grid operators and utility customers pursuant to contractual commitments over defined service delivery periods. These contracts typically include a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by the grid operator or utility. The Company has concluded this represents a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Accordingly, the monthly promise to stand ready is accounted for as a single performance obligation. In order to provide this stand ready service, the Company utilizes a portfolio of C&I end-users that have the ability to curtail MW when called upon. The Company is the principal in these arrangements as it has control over the services prior to those services being transferred to the customer.
Capacity fees are paid to the Company by the grid operators and utilities for its stand ready commitment to curtail MWs and are typically based on the Company's ability to deliver the committed capacity throughout the contractual delivery period. In general, if the Company fails to curtail the contracted MW during energy or test dispatches, the MW shortfall results in a penalty that could require the Company to reduce, or in some cases refund, fees paid by the customer during the contract period. Depending on the contract, penalties are limited to the particular month in which the shortfall occurs, or they are applied retrospectively, prospectively, or both retrospectively and prospectively. Due to these penalty provisions, capacity fees represent variable consideration. Certain contracts also provide additional consideration in the form of energy fees for actual curtailment of MW during an emergency dispatch. As energy fees are only paid in the event of an emergency dispatch, these fees also represent variable consideration.
In order to determine the transaction price, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. These estimates consider i) the contractual rate per MW, ii) penalty rates iii) the maturity of the C&I portfolio, iv) historical performance and v) the probability of future dispatch events. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Due to the uncertainty relating to energy fees, these amounts are fully constrained until an emergency event occurs. In the event of an emergency dispatch, any earned energy fees are associated and allocated to the specific month of performance, as these fees meet the criteria to allocate variable consideration to a distinct monthly service within a series of distinct services that comprise the single performance obligation. Therefore, energy fees are recognized in the month in which the Company is called upon to deliver on its stand-ready obligation to curtail capacity.
The Company has concluded that contracts that do not include retrospective and/or prospective penalty provisions generally meet the allocation of variable consideration exception criteria. As such, the variable consideration for these contracts is allocated to each distinct month in the series within the contract. However, the Company has concluded that contracts that contain retrospective and/or prospective penalty provisions do not meet the allocation of variable consideration exception such that the transaction price can be allocated to a distinct monthly service. The Company believes that a output measure based on the monthly contractual MW stand-ready obligation is the best representation of the "transfer of value" to the customer. Accordingly, the Company recognizes monthly revenue based on the proportion of committed stand-ready capacity obligation that has been fulfilled to date.

The Company's largest customer, PJM Interconnection (PJM), is an electric power grid operator serving the mid-Atlantic region of the United States. The Company currently participates in three PJM programs, referred to as Limited, Extended and Annual. Although each program has a different delivery period, the Company receives payments for all three programs ratably throughout PJM’s fiscal year, which ends May 31. The delivery period for the Limited program is June through September. The delivery period for the Extended program is June through October plus the following May. The delivery period for the Annual program is June through the following May. This payment pattern relative to the delivery of services and associated revenue recognition has the ability to generate significant contract assets or contract liabilities. The Company refers to contract liabilities as "deferred revenue" on the condensed consolidated financial statements and related disclosures.
Procurement Solutions
The Company operates an on-line auction platform that streamlines the competitive bidding process between energy suppliers and end-users of energy. Contracts are executed with an energy supplier that entitles the Company to a commission once an auction is complete. These contracts include a single promise, which is the facilitation of a procurement contract between an energy supplier and an end-user, which generally range from one to four years. This is deemed to be a single performance obligation, which is satisfied when an auction is completed. Once an auction is complete, the Company’s performance obligation has been satisfied, and the Company has no further obligations under the contract. The Company is the agent in this transaction as it does not have control over the energy being provided to the end-users prior to the good being transferred to the customer.
Consideration paid to the Company (by the energy supplier) is based on the end-user's energy consumption throughout the duration of the procured contract. The Company is only entitled to compensation if the energy supplier is paid by the end-user. As the consideration is dependent on energy consumption and payments made by the end-user, all consideration related to these contracts is variable. The Company estimates the amount of variable consideration to be included in the transaction price based on i) historical usage by the end-user, ii) contracted fees, iii) historical payment trends and iv) geographic trends throughout a class of similar end-users. The Company then constrains the variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the duration of the procurement contact.
In order to determine if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments the Company considers the likelihood and magnitude of a potential reversal of revenue. The revenue recorded upon the close of the auction is reflected as a contract asset that is realized over the contract period, subject to adjustments between actual usage and the original estimate.
Subscription Software and Services
The Company’s EIS provides a software-as-a-service energy management application that enables the customer to address energy challenges, including energy cost visualization and budgeting, utility bill validation and payment, facility optimization, energy project tracking, reporting on sustainability and compliance, and peak energy demand and cost assessments. The Company generally offers these services under one to three year subscription agreements. These agreements typically include the following services: the access to the SaaS platform, solution features and general support and maintenance. The Company has concluded that each promised service is delivered concurrently with all other promised service over the contract term and, as such, has concluded these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer.
Consideration for the Company’s subscription arrangements consist of fixed, variable and usage based fees. The Company invoices a portion of the fees at the outset of the contract and then monthly or quarterly thereafter. Advance non-refundable fees, which are deemed to be fixed, are not separate performance obligations and are recognized as the performance obligation in the customer contract is satisfied. Monthly subscription fees are generally based on the number of sites and the level of services selected by the customer. These monthly fees are subject to a service level agreement (SLA), which requires that the services are available to the customer based on a predefined performance criteria. If the services do not meet these criteria, monthly fees are subject to adjustment or refund. As a result, the monthly subscription fees represent variable consideration. The Company has concluded that these the monthly promised services generally meet the allocation of variable consideration exception criteria. As such, the variable consideration for these contracts is allocated to each distinct month in the series within the contract as the monthly services are delivered to the customer. In addition, certain fees are unit-based and are calculated on the number of transactions processed monthly. Usage based fees are deemed to be variable consideration that meet the allocation exception for variable consideration as they are specific to the month that the usage occurs. Usage based fees are fully constrained until the related usage occurs.
The Company satisfies its performance obligation by providing access to its software-as-a-service over time, and processing transactions for usage based contracts. For non-usage based fees, the period of time over which the Company is performing is commensurate with the contract term because that is the period during which the Company has an obligation to provide the service. The performance obligation is recognized on time elapsed basis, by month for which the services are provided, once enablement/implementation is complete. For usage-based fees, revenue is recognized in the month in which the Company provides the usage to the customer.
Professional Services
The Company offers premium professional services that support the implementation of its EIS, including training and integration services, and professional service engagements to assist customers with their energy management strategy. These contracts generally have terms of one year or less. Services are either billed on a rate per hour or on a fixed monthly retainer basis. For the majority of these contacts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, the Company utilizes and input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.
Contracts with Multiple Performance Obligations
The Company periodically enters into contracts, or multiple contracts at or near the same time, with its customers in which a customer may purchase a combination of EIS and other services, such as procurement solutions or professional services. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed in the revenue categories above.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets”, net of any long term portion included in “other noncurrent assets”. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit. These costs are periodically reviewed for impairment.
The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs, which are classified in "capitalized fulfillment costs" on the condensed consolidated balance sheets, principally relate to direct costs that enhance resources under the Company’s demand response contracts that will be used in satisfying future performance obligations.
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2017 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2017:

	As Reported	Adjustments				Adjusted
	December 31, 2016	Demand Response	Procurement	Professional Services & Other	Cost to Obtain or Fulfill a Contract	January 1, 2017
Cash, cash equivalent and restricted cash	$99,055					$99,055
Accounts receivable, net	36,722		$(5,551)			31,171
Unbilled receivables	45,430					45,430
Contract assets	—	$1,719	23,359			25,078
Capitalized fulfillment costs	2,290	(1,613)				677
Prepaid expenses and other current assets	14,321				$2,007	16,328
Long lived assets	111,261					111,261
Other noncurrent assets	3,223				2,405	5,628
Contract assets, long term	—		16,206			16,206
Total assets	$312,302	$106	$34,014	$—	$4,412	$350,834
Accounts payable, accrued expenses, and other current liabilities	$34,846				$2,624	$37,470
Accrued capacity payments	63,943	$1,630				65,573
Deferred revenue, current	8,193	(2,089)	$(413)	$1,171		6,862
Deferred revenue, long term	2,665					2,665
Other noncurrent liabilities	7,521				2,710	10,231
Convertible senior notes	115,223					115,223
Total liabilities	232,391	(459)	(413)	1,171	5,334	238,024
Accumulated deficit	(304,745)	565	34,427	(1,171)	(922)	(271,846)
Additional paid-in capital, accumulated other comprehensive loss, and non-controlling interest	384,656					384,656
Total stockholders’ equity	79,911	565	34,427	(1,171)	(922)	112,810
Total liabilities and stockholders’ equity	$312,302	$106	$34,014	$—	$4,412	$350,834
Demand Response
Several of the Company's demand response contracts provide customers with a right of refund based on the Company's performance. Under the previous guidance, certain of these fees were not fixed or determinable and, as a result, the associated revenue was deferred until the completion of the contract. Under ASC 606, the Company estimates the variable consideration to be received and recognizes those amounts, subject to constraint, as the Company satisfies its performance obligation. In conjunction with the January 1, 2017 adoption of ASC 606, the Company adjusted accumulated deficit by $565, reflecting the recognition of $3,808 of revenue and $3,243 of cost of revenues, for contracts that were not complete as of the date of adoption.
Procurement
Under the previous guidance, the fee for procurement services was not considered fixed or determinable until the associated energy usage occurred and, accordingly, revenue was recognized as the end-user consumed energy and fees became payable to the Company. Under ASC 606, the Company has satisfied its performance obligation upon completion of the auction, requiring the Company to estimate and recognize the variable consideration to be paid over the life of the contract, subject to constraint. In conjunction with the January 1, 2017 adoption of ASC 606, the Company reduced accumulated deficit by $34,427, reflecting the revenue recognition for open contracts related to auctions completed prior to the adoption. Amounts recorded as accounts receivable under the previous guidance were reclassified to contract assets as the Company does not have an unconditional right to these amounts until the end-user utilizes energy and makes payment to the energy supplier. Please refer to Note 6 for further discussion of the indirect impact to goodwill as a result of the increased net assets of the Procurement reporting unit.
Professional Services and Other
Under the previous guidance, fees collected for training and integration services were deferred over the life of the corresponding subscription contract. Under ASC 606, these services are deemed distinct performance obligations and thus recognized as the Company satisfies its performance obligations. In addition, under ASC 605 certain multi-element contracts with resellers contained exclusivity clauses that the Company had recognized over the exclusivity term. Under ASC 606 the Company has determined exclusivity is not a distinct promised service. The net impact of these changes resulted in a $1,171 adjustment to accumulated deficit with an associated adjustment to deferred revenue.

Cost to Obtain a Customer Contract
Prior to the adoption of ASC 606, the Company expensed commissions paid to internal sales representatives for obtaining subscription software and professional service contracts. Under ASC 606, the Company currently capitalizes these incremental costs of obtaining customer contracts. In addition, commissions paid to external channel partners to secure procurement contracts were previously deferred and expensed under the previous guidance upon cash receipt from energy suppliers, which closely aligned with the related patter of revenue recognition. Under ASC 606, these commissions are estimated and recognized concurrently with the respective revenues upon successful completion of an auction. The net impact of these changes resulted in a $922 adjustment to accumulated deficit.
Income Taxes
The adoption of ASC 606 primarily resulted in an acceleration of revenue as of December 31, 2016, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.
Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2017, to the pro-forma amounts had the previous guidance been in effect:

	As of March 31, 2017
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Cash, cash equivalent and restricted cash	$74,367	$74,367
Accounts receivable, net	31,075	36,935
Unbilled receivables	18,952	22,400
Contract assets	27,580	—
Capitalized fulfillment costs	989	4,967
Prepaid expenses and other current assets	14,582	12,490
Contract assets, long term	15,962	—
Long lived assets	101,629	101,629
Other noncurrent assets	5,573	3,622
Total assets	$290,709	$256,410
Accounts payable, accrued expenses, and other current liabilities	$28,113	$26,408
Accrued capacity payments	45,732	45,732
Deferred revenue, current	6,329	8,744
Deferred revenue, long term	3,420	3,420
Other noncurrent liabilities	8,931	5,914
Convertible senior notes	116,248	116,248
Total liabilities	208,773	206,466
Accumulated deficit	(303,856)	(335,848)
Additional paid-in capital, accumulated other comprehensive loss, and noncontrolling interest	385,792	385,792
Total stockholders’ equity	81,936	49,944
Total liabilities and stockholders’ equity	$290,709	$256,410
Total reported assets were $34,299 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2017. This was largely due to contract assets recognized in connection with the Company’s energy procurement services and capitalized cost to obtain contracts.
Total reported liabilities were $2,307 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2017. This was largely due to accrued fees due to procurement channel partners, partially offset by the ability to recognize certain deferred revenues associated with various demand response programs.

	Three Months ended March 31, 2017
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect
Demand Response	$34,484	$33,196
Software	13,625	15,128
Total revenues	48,109	48,324
Cost of revenue	33,403	32,668
Gross profit	14,706	15,656
Selling and marketing	13,874	13,917
Other operating expenses	29,182	29,182
Total operating expenses	43,056	43,099
Loss from operations	(28,350)	(27,443)
Non operating expenses and noncontrolling interest	178	178
Income tax provision	(3,838)	(3,838)
Net loss attributable to EnerNOC, Inc.	$(32,010)	$(31,103)

Net loss per common share
Basic	$(1.08)	$(1.05)
Diluted	$(1.08)	$(1.05)
The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017 as a result of the adoption of ASC 606 on January 1, 2017 compared to if the Company had continued to recognize revenues under ASC 605:

•
ASC 606 accelerated the recognition of revenue and fulfillment costs related to certain demand response contracts in which recognition was previously deferred until the end of the applicable contract term due to the fees not being fixed or determinable. This resulted in demand response revenues and related cost of revenues that were approximately $1,288 and $735 higher, respectively, for the three months ended March 31, 2017 than they would have been under legacy GAAP.

•
The primary difference between software revenue under ASC 606 as compared to the previous guidance relates to energy procurement solutions. Under the previous guidance, energy procurement revenue would have been approximately $1,300 higher than under ASC 606, where energy procurement revenue is now recorded upon the completion of procurement auctions as opposed to when actual energy usage occurs.

•
ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the quarter resulted in no meaningful impact on selling and marketing expenses in the quarter.

The net impact of accounting for revenue under the new guidance increased net loss and net loss per share by $907 and $0.03 per basic and diluted share, respectively.

	Three Months ended March 31, 2017
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Net loss	$(32,139)	$(31,232)
Non cash adjustments to reconcile net loss to net cash flows from operating activities	13,388	13,085
Changes in operating assets and liabilities
Accounts receivable, unbilled receivables and contract assets	24,913	25,133
Prepaid expenses and other assets	496	(1,304)
Capitalized fulfillment costs	(634)	(1,011)
Deferred revenue	(1,372)	1,140
Accounts payable, accrued expenses and other current liabilities and accrued compensation	(7,373)	(6,646)
Accrued capacity payments	(22,125)	(22,125)
Other noncurrent liabilities	207	(1,679)
Cash flows from operating activities	$(24,639)	$(24,639)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and various changes in working capital balances.

	Contract Assets		Deferred Revenue
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2017	$25,078	$16,206	$6,862	$2,665
Balance at March 31, 2017	27,580	15,962	6,329	3,420

Revenue recognized during the three months ended March 31, 2017 from amounts included in deferred revenue at the beginning of the period was approximately $2,400. Revenue recognized during the three month ended March 31, 2017 from performance obligations satisfied or partially satisfied in previous periods was approximately $1,600. During the three months ended March 31, 2017, the Company reclassified approximately $1,300 of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. The contract modifications entered into during the three months ended March 31,2017, which principally related to the Company’s demand response customer contracts, did not have a significant impact on the Company’s contract assets or deferred revenues.

Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as March 31, 2017. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.

2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

3.
The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met.

The following provides a discussion of the transaction price allocated to future performance obligations by service line as well as practical expedients applied by the Company.
Demand Response Solutions
As discussed above, each demand response program has unique contract delivery periods and penalty structures for which revenue may be reduced or refunded. Certain programs have an original expected duration less than one year (exception 1 above) or are comprised of variable consideration that meets the criteria in exception 3 above. The nature of the remaining performance obligations as well as nature of the variability and how it will be resolved is described above.
After considering the above practical expedients, the Company had approximately 30 demand response contracts as of March 31, 2017, with unsatisfied performance obligations extending throughout 2024. The total aggregate transaction price allocated to the unsatisfied performance obligations of these contracts was approximately $230,000, of which $130,000 is expected to be realized in 2017. This amount is presented net of any constraint and as a result, is lower than the potential contractual revenues. Specifically, certain contracts in which the performance delivery obligation does not commence within 12 months, the Company is required to undertake numerous activities to fulfill these performance obligations, including various activities that are dependent on actions outside of the Company’s control. Accordingly, the Company has concluded that the related transaction consideration would be fully constrained at this time.
Procurement Solutions
The Company’s procurement solutions do not require material future performance obligations. Procurement solution obligations are generally satisfied once the auction is run and the energy supplier and energy consumer enter into a supply contract.
Subscription Services
As of March 31, 2017, the Company had EIS subscription contracts with unsatisfied performance obligations extending throughout 2020. The total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $40,000, of which approximately $15,000 is expected to be recognized over the next 12 months. In addition, the Company had approximately $10,000 of contract backlog related to its UBM subscription service. These usage based fees are deemed to be variable consideration and are fully constrained until the related usage occurs.

Professional Services
The Company does not have material future performance obligations associated with professional services that extend beyond one year. Accordingly, the Company has applied practical expedient 1 above for all contracts with an original expected duration less than one year. The nature of the remaining performance obligations as well as nature of the variability and how it will be resolved is described above.
Concentrations of Credit Risk
The Company's significant customers largely include PJM, the Korea Power Exchange (KPX), and the Australian Energy Market Operator (AEMO). PJM, is an electric power grid operator serving the mid-Atlantic region of the United States. KPX is an electric power grid operator in South Korea and AEMO is an entity that was established to administer and operate the Western Australia wholesale electricity market. Revenues from all three of these customers are included within the Demand Response operating segment.

KPX and AEMO were the only customers that comprised more than 10% of the Company's revenue for three months ended March 31, 2017 representing $11,648 (24%) and $5,957 (12%), respectively. This compares to $6,921(13%) and $6,955 (13%) in 2016, respectively.
As of March 31, 2017, the Company's significant customers that comprised more than 10% of accounts receivable were KPX and PJM, representing 26% and 14%, respectively. Unbilled receivables related to PJM was 93% of the Company's total balance as of March 31, 2017.
Contract assets are largely related to the Company's energy procurement solutions. As of March 31, 2017 there were two customers that each comprised 17% , or 34% in the aggregate, of the contract asset balance.
3. Segment Information
The Company operates two reportable segments: Demand Response and Software. The Company’s chief operating decision maker (CODM), who is the Company's Chief Executive Officer, primarily evaluates the business and assesses performance based on the revenue and segment adjusted EBITDA of the Company's Demand Response and Software segments. The Company defines segment adjusted EBITDA as segment income (loss) from operations excluding depreciation, amortization and asset impairments; stock-based compensation and restructuring charges. In addition, the Company does not allocate to its operating segments certain corporate level expenses; gains and losses on the sale of businesses; impairment of goodwill as well as direct and incremental expenses and gains associated with acquisitions, divestitures, and reorganizations. Management considers segment adjusted EBITDA to be an important indicator of the segments' operational strength and the performance of its businesses.
The financial results of each segment are based on revenues from external customers, cost of revenues and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions. These shared functions include, but are not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant cost drivers, such as headcount, number of customer sites, or other operational data that contributes to the shared costs. Certain corporate level expenses, including executive, legal, and finance, have not been allocated as they are not attributable to either segment. Segment level asset information has not been provided as such information is not reviewed by the CODM for purposes of assessing segment performance and allocating resources. There are no intersegment sales or transactions. The accounting policies of the reportable segments are consistent with those described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company's 2016 Form 10-K.
Reportable Segments
The Demand Response segment provides utilities and electric power grid operators with the Company’s demand response solutions. The Software segment provides enterprises with the Company's EIS, which includes subscription software, energy procurement solutions, and professional services.

The following table presents segment revenue and adjusted EBITDA, along with the reconciliation of segment adjusted EBITDA to consolidated loss before income tax:

	Three Months Ended March 31,
	2017	2016
Revenues:
Demand Response
Grid Operator	$26,392	$26,812
Utility	8,092	9,535
Demand Response Revenue	34,484	36,347

Software
Subscription software	4,499	6,176
Procurement solutions	6,757	8,933
Professional services	2,369	1,924
Software Revenue	13,625	17,033

Total Revenues	$48,109	$53,380

Segment Adjusted EBITDA:
Demand Response adjusted EBITDA	$(3,456)	$(3,484)
Software adjusted EBITDA	(5,038)	(18,007)
Total Segment adjusted EBITDA	(8,494)	(21,491)
Reconciliation to consolidated loss before income tax
Corporate unallocated expenses	(5,817)	(5,671)
Depreciation, amortization and asset impairments (1)	(7,541)	(9,687)
Stock-based compensation	(2,031)	(3,115)
Gains on sale of businesses (Note 4)	1,726	—
Direct and incremental expenses associated with divestitures(2)	(178)	(193)
Impairment of goodwill (Note 5)	(5,886)	—
Noncontrolling interest expense	(129)	(31)
Interest and other income (expense), net	49	1,310
Consolidated loss before income tax	$(28,301)	$(38,878)
(1) Includes impairments of production equipment no longer in operation.
(2) Includes expenses that are direct and incremental to business divestitures, including third-party professional fees for legal, accounting and valuation services.
4. Gains on Sale of Businesses
German Demand Response Operations (DACH)
In December 2016, the Company entered into an agreement to sell its German business operations (DACH), which was a component of the Demand Response segment. The carrying value of business, including long-lived assets of $2,034, current assets of $1,381 and current liabilities of $1,780, were classified as "held for sale" on the consolidated balance sheet as of December 31, 2016. In January 2017, the Company completed the sale of the DACH business for nominal consideration. The preliminary working capital value may be adjusted upon finalization of the working capital balance. As a result of the complete liquidation of a foreign entity, the cumulative translation adjustments associated with the business, which were in an unrealized gain position of $2,348 prior to the closing of the transaction, were recognized and included in "gains on sale of businesses".

Energy Services Group
In March 2017, the Company sold its Energy Service Group (ESG) for $2,000 in cash plus adjustments for working capital balances sold. ESG was a component of the Software segment and provides professional services with a focus on energy audits and facility commissioning and retro-commissioning services. The Company concluded that the service line met the definition of a business in accordance with ASU 2017-01: accordingly, goodwill of $231 was allocated to the asset group. The transaction was structured as an asset purchase agreement and was intended to transfer control of the business, including certain ongoing customer contracts, to the buyer. Certain customer contracts (the "non-assigned contracts") had not been transferred to the buyer as of March 31, 2017 as required customer consents had not been obtained. However, the agreement entered into between the Company and the buyer transferred all economic risks and rewards of the ESG business, including ownership of the non-assigned contracts, to the buyer on the closing date. As a result, a gain on the sale of the business was recognized upon closing.
The following table summarizes the sale price, net assets sold and gain on sale of businesses closed in the quarter.

	DACH	ESG	Total
Sale price, net of cash divested	$(625)	$2,238	$1,613
Less:
Net working capital (deficit)	(400)	238	(162)
Fixed assets	398	28	426
Intangible assets	1,636	—	1,636
Goodwill	—	231	231
Net assets sold	1,634	497	2,131
Cumulative translation adjustments reclassified from accumulated other comprehensive loss	(2,348)	—	(2,348)
Direct and incremental transaction costs	89	15	104
Gains on sale of businesses	$—	$1,726	$1,726
Net working capital deficit related to DACH primarily includes accounts receivable and accrued capacity payments. Net working capital related to ESG includes accounts receivable and accrued subcontractor fees.
5. Restructuring Activities
During the year ended December 31, 2016, the Company implemented a series of restructuring plans that resulted in workforce reductions, the sale of businesses, the consolidation of leased office space and the termination of vendor and customer contracts. Accrued severance liabilities are included within "accrued compensation and related expenses" on the condensed consolidated balance sheets. The following table rolls forward the accrued restructuring liabilities for the period ended March 31, 2017. Unpaid severance benefits are expected to be settled in the first half of 2017.

	Employee Related	Contract Terminations	Total
Accrued restructuring liability at December 31, 2016	$1,024	$29	$1,053
Cash payments	(322)	(13)	(335)
Accrued restructuring liability at March 31, 2017	$702	$16	$718

6. Goodwill and Intangible Assets
Goodwill
The Company operates two reportable segments, for which the allocation of goodwill is shown in the following table. During the three months ended March 31, 2017, the Company sold business components that were part of each segment, as discussed in Note 4. Goodwill was allocated to these business components based on their fair value relative to the overall reporting unit prior to the divestiture.
The following table rolls forward goodwill for the three months ended March 31, 2017:

	Demand Response	Software	Total Goodwill [1]
Balance at December 31, 2016	$26,760	$9,902	$36,662
Foreign exchange	606	17	623
Impairment	—	(5,886)	(5,886)
Sale of business component (Note 4)	—	(231)	(231)
Balance at March 31, 2017	$27,366	$3,802	$31,168
1 Accumulated impairment losses as of March 31, 2017 and December 31, 2016 were $114,649 and $108,763, respectively.
The Company performs its annual goodwill impairment test as of November 30. The goodwill test is performed at the reporting unit level, which is one level below the operating segment level and is generally based on how segment management reviews financial results of the business. For purposes of the annual goodwill impairment test conducted as of November 30, 2016, management concluded that it had three reporting units for which the fair value of each reporting unit was determined to be in excess of the carrying amount of its net assets.
As discussed in Note 2, the Company adopted the new revenue guidance under ASC 606 using the modified retrospective method as of January 1, 2017. In connection with the adoption of ASC 606, the Company recorded significant contract assets associated with its Energy Procurement Solutions reporting unit, which triggered an interim goodwill impairment test for the first quarter of 2017. As discussed in Note 1, the Company adopted the new goodwill impairment guidance of ASU 2017-04, which measures goodwill impairment as the amount in which the current value of net assets exceeds the respective fair value. Based on the estimated fair value of the Energy Procurement Solutions reporting unit, the Company recorded an impairment charge of $5,886, which represented all of the goodwill assigned to this reporting unit. The Company reviewed qualitative and quantitative information with respect to its other reporting units and concluded that goodwill was not impaired for these reporting units.
In order to determine the fair value of its reporting units, which are classified as Level 3 on the fair value hierarchy, the Company utilizes a discounted cash flow model. The key assumptions that drive fair value in the discounted cash flow model are the discount rates, terminal values, growth and profitability rates, and the amount and timing of expected future cash flows based on management's projected financial information. The Company ensures that the collective fair value of the reporting units reconciles to its market capitalization, which is calculated as the market price per share of the Company's common stock multiplied by common shares outstanding, while taking into consideration a reasonable premium that a market participant would pay to obtain control of the Company, which is also referred to as the control premium.
Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of the Company's definite-lived intangible assets as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$50,323	$(26,894)	$51,029	$(26,231)
Customer contracts	8,212	(8,112)	7,993	(7,789)
Employment and non-compete agreements	951	(915)	941	(844)
Software	536	(222)	536	(212)
Developed technology	15,622	(5,694)	15,597	(5,307)
Trade name	346	(346)	344	(344)
Patents	180	(126)	180	(122)
Total	$76,170	$(42,309)	$76,620	$(40,849)

	Three Months Ended March 31,
	2017	2016
Amortization expense included in cost of revenues	$368	$861
Amortization expense included in operating expenses	1,676	3,285
Total amortization expense	$2,044	$4,146
Definite-lived intangible asset lives range from 1 to 14 years and have a weighted average remaining life of 5.4 years at March 31, 2017.
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
Recurring Fair Value Measurements
The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measured and Recorded Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of March 31, 2017
Assets: Money market funds	$49,596	$49,596	$—	$—

As of December 31, 2016
Assets: Money market funds	$76,008	$76,008	$—	$—
Non-Recurring Fair Value Measurements
Cost method investments and non-financial assets, such as intangible assets, property and equipment, and assets and liabilities held for sale, are adjusted to fair value only if an impairment is recognized. During the three months ended March 31, 2017, the Company recorded impairment charges of $305 related to the retirement of production equipment and the sale of furniture, fixtures and leasehold improvements associated with sublease arrangements. Other than these impairments, the Company did not measure any assets at fair value on a non-recurring basis during the three months ended March 31, 2017.

Assets and Liabilities for which Fair Value Disclosure is Required
The following table shows the gross and net carrying amount of the Company's 2.25% convertible senior notes due August 15, 2019 (the Convertible Notes) at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Principal amount outstanding	$126,800	$126,800
Less: debt discount and issuance costs	(10,552)	(11,577)
Carrying value, including unamortized debt discount and issuance costs	$116,248	$115,223
Fair Value	$108,097	$100,648
The fair value was determined based on the quoted market price of the Convertible Notes as of those dates and is classified as a Level 1 measurement.
8. Borrowings and Credit Arrangements
Credit Agreement
In August 2014, the Company entered into a $30,000 senior secured revolving credit facility (the 2014 credit facility) with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, as amended, which is available for issuances of letters of credit and revolving loans. In August 2016, the Company and SVB entered into a third amendment to the 2014 credit facility to extend the maturity date from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of March 31, 2017, the Company was in compliance with all of its covenants, had no outstanding borrowings, and had outstanding letters of credit totaling $22,504 under the 2014 credit facility. As of March 31, 2017, there was $7,496 available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, the Company may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
Convertible Notes
On August 12, 2014, the Company sold $160,000 aggregate principal amount of Convertible Notes due August 15, 2019. The Convertible Notes include customary terms and covenants, including certain events of default after which they may be declared or become due and payable immediately. The Convertible Notes are convertible at an initial conversion rate of 36.0933 shares of common stock per one thousand dollar principal amount (equivalent to an initial conversion price of approximately $27.71 per share of common stock). The Company may elect to settle conversions by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.
In December 2015, in privately negotiated transactions, the Company repurchased in cash $33,200 in aggregate principal amount of the outstanding Convertible Notes. Following the repurchases, the remaining principal outstanding was $126,800, which is reflected as convertible senior notes of $116,248, net of unamortized debt discount and issuance cost of $10,552, on the condensed consolidated balance sheet as of March 31, 2017.
Interest expense under the Convertible Notes is as follows:

	Three Months Ended March 31,
	2017	2016
Accretion of debt discount and issuance costs	$1,025	$962
2.25% accrued interest	713	705
Total interest expense from Convertible Notes	$1,738	$1,667
9. Commitments and Contingencies

Performance Guarantees
The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of March 31, 2017 were $21,007 and reflected in the outstanding letters of credit. These amounts primarily represent financial assurance required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the assurance may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and determined the likelihood of default to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. As of March 31, 2017, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable, was approximately $3,259.
Lease Arrangements
The Company leases office space under various operating leases, including its corporate headquarters in Boston, Massachusetts. The Company has entered into sublease arrangements for certain excess space related to these leased facilities. As of March 31, 2017, total future non-cancelable sublease payments for all subleases are $12,516 over the next four years.
Contingencies and Indemnifications
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

On April 28, 2017, the Company received a letter from counsel to CLEAResult Consulting Inc. (CLEAResult) making claims for indemnification under an Asset Purchase Agreement among the Company, Global Energy Partners, Inc., Global Energy Partners, LLC and CLEAResult, dated as of May 3, 2016 (the CLEAResult SPA) relating to the sale of the UPG business. The total amount claimed by CLEAResult is approximately $13,460. The Company has determined that it is reasonably possible that a loss may have been incurred. However, the Company believes that CLEAResult’s assertions are without merit and do not support valid indemnification claims under the terms of the CLEAResult SPA. Therefore, the Company has concluded that it is not probable that a loss has been incurred.
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
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2017	2016
Selling and marketing	$385	$818
General and administrative	1,387	1,961
Research and development	259	336
Total stock-based compensation	$2,031	$3,115
The Company’s Chief Executive Officer is required to receive his performance-based bonus, if achieved, in shares of the Company's common stock. During the three months ended March 31, 2017 and 2016, the Company recorded $126 and $127 of stock based compensation, respectively, related to this performance based bonus.

Stock Options
The following is a summary of the Company’s stock option activity during the three months ended March 31, 2017:

	Three Months Ended March 31,
	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life (in years)
Outstanding at December 31, 2016	397,244	$22.30
Granted	—	—
Exercised	—	—
Cancelled	(47,034)	18.10
Outstanding at March 31, 2017	350,210	$22.88	$—
Exercisable at end of period	347,209	$23.29	$—	1.9
Vested or expected to vest at March 31, 2017	349,922	$23.12	$—	1.9
The total number of shares issuable upon the exercise of vested "in-the-money" options as of March 31, 2017 was approximately 198, the aggregated intrinsic value of which was not material. As of March 31, 2017, there was $3 of unrecognized stock-based compensation expense related to stock options, which will be recognized over a period of less than 1 year.
Restricted Stock
The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	1,374,967	$11.71
Granted	893,108	5.55
Vested	(235,127)	11.96
Cancelled	(170,995)	12.16
Nonvested at March 31, 2017	1,861,953	$8.68
For unvested restricted stock outstanding as of March 31, 2017, the Company had $11,548 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	705,851	$8.90
Granted	738,500	5.55
Vested	(2,325)	9.30
Cancelled	(154,848)	12.62
Nonvested at March 31, 2017	1,287,178	$6.53
For non-vested restricted stock units subject to service-based vesting conditions outstanding as of March 31, 2017, the Company had $5,644 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.6 years. The Company had no unrecognized stock-based compensation expense related to restricted stock units subject to outstanding performance-based vesting conditions as of March 31, 2017.
Share Repurchase Activity
In connection with the vesting of restricted stock and restricted stock units under its equity incentive plans, the Company withheld 79,854 shares of its common stock during the three months ended March 31, 2017 to satisfy employee minimum statutory income tax withholding obligations which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All withheld shares became immediately available for future issuance under the Company's equity incentive plans.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, which are entirely comprised of foreign currency translation adjustments, net of tax, are as follows:

Foreign Currency Translation Adjustments
Balance at December 31, 2016	$2,477
Other comprehensive loss before reclassifications	(557)
Reclassification due to liquidation of a foreign entity (Note 4)	2,348
Balance at March 31, 2017	$4,268
11. Net Loss Per Share
The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
Numerator:	2017	2016
Net loss for basic earnings per share	$(32,010)	$(40,538)
ADD: Interest expense related to Convertible Notes	—	—
Net loss for diluted earnings per share	$(32,010)	$(40,538)

Denominator:
Basic weighted average common shares outstanding	29,671,109	28,806,810
Weighted average common stock equivalents	—	—
Diluted weighted average common shares outstanding	29,671,109	28,806,810

Basic net loss per share	$(1.08)	$(1.41)
Diluted net loss per share	$(1.08)	$(1.41)

Weighted average anti-dilutive shares related to:
Incremental shares from assumed conversion of Convertible Notes	4,576,630	4,576,630
Stock options	197,012	322,245
Nonvested restricted stock	1,363,659	1,737,777
Restricted stock units	743,049	49,299
On May 27, 2015, the Company received stockholder approval to elect to settle conversions of the aggregate outstanding principal amount of its Convertible Notes by paying or delivering cash, shares of common stock or a combination of cash and shares of common stock. However, for purposes of the calculation of diluted net income per share, it is assumed that conversion would be settled entirely in shares of common stock. For the three months ended March 31, 2017, the Convertible Notes are not assumed to be converted as the impact of conversion is anti-dilutive. For further information regarding the Convertible Notes, please refer to Note 8.
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
The Company includes 254,654 shares of common stock related to a component of the deferred purchase price consideration for a business acquired in 2011 in the calculation of both the basic and diluted weighted-average common shares outstanding as the shares are not subject to adjustment and the issuance of such shares is not subject to any contingency. These shares are issuable no later than January 2018.
12. Income Taxes
The quarterly income tax provision is measured using an estimated annual effective tax rate applied to the pre-tax income of certain entities within the Company's global consolidated group. The Company is required at the end of each interim reporting period to make its best estimate of the effective tax rate for the full fiscal year and to use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the three months ended March 31, 2017, the Company determined that it was able to reliably estimate its annual effective tax rate in all jurisdictions in which it operates.
The Company recorded a consolidated income tax expense of $3,838 for the three months ended March 31, 2017, reflecting an effective tax rate of (13.6)% on consolidated profit before tax. The income tax expense for the three months ended March 31, 2017 is driven by the mix of earnings from foreign operations, the composition of entities that are included or excluded from the calculation of annual effective tax rate, changes relating to valuation allowances associated with deferred tax assets for certain foreign entities, and discrete items, of which there were none in the quarter ended March 31, 2017. The Company recorded an income tax expense of $1,691 for the three months ended March 31, 2016.
ASC 740, Income Taxes, provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the three months ended March 31, 2017, there were no material changes in the Company’s uncertain tax positions.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of March 31, 2017, due to the uncertainty around the realizability of certain domestic and foreign deferred tax assets, the Company continues to maintain a valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017, or our 2016 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A - “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2016 Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.
Overview
We are a leading provider of demand response solutions and energy intelligence software, or EIS, to enterprises, utilities, and electric power grid operators.
Demand Response Solutions
Our demand response solutions provide utility customers and electric power grid operators with a managed service demand response resource where we match obligation, in the form of megawatts, or MW, that we agree to deliver to utility customers and electric power grid operators, with supply, in the form of MW, that we are able to curtail from the electric power grid through our arrangements with commercial and industrial end users of energy, or C&I end-users. When we are called upon by our utility customers and electric power grid operators to deliver contracted capacity, we use our global Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our network of C&I end-user sites, making demand response capacity available to our utility customers and electric power grid operators on demand, while helping C&I end-users achieve energy savings, improve financial results and realize environmental benefits.
Energy Intelligence Software
Our EIS includes our subscription software, energy procurement solutions, and professional services.

Subscription Software
Our EIS provides enterprises with a Software-as-a-Service, or SaaS, energy management application that enables them to address their most important energy challenges, including: energy cost visualization, budgets, forecasts, and accruals; utility bill validation and payment; facility optimization; energy project tracking; reporting for energy and sustainability disclosure and compliance; and peak energy demand and the related cost impacts.
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
Significant Recent Developments
We adopted Accounting Standards Update 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2017 using the modified retrospective method. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. Please refer to Note 2 to the accompanying financial statement for a discussion of the impact on our condensed consolidated financial statements.
Consolidated Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
The following table summarizes our consolidated revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Demand Response	$34,484	$36,347	$(1,863)	(5.1)%
Software	13,625	17,033	(3,408)	(20.0)%
Total	$48,109	$53,380	$(5,271)	(9.9)%
For discussion and analysis of quarterly revenue as compared to the prior year, please refer to Segment Results of Operations below.
Gross Profit and Gross Margin
The following table summarizes our consolidated gross profit and gross margin percentages for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Three Months Ended March 31,
2017		2016
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$14,706	30.6%	$20,786	38.9%
The decrease in consolidated gross profit and gross margin for the three months ended March 31, 2017, as compared to the same period in 2016, was principally due to the decline in higher margin software revenue, largely driven by divestitures in the second half of 2016 and the impact of adopting ASC 606. We currently expect our consolidated gross profit and gross margin in fiscal 2017 to be lower, as compared to 2016, primarily as a result of lower margins in our demand response segment due in part to receiving less benefit from incremental auction participation.
Operating Expenses
Our operating expenses decreased materially in the current period as compared to the same period in the prior year due to the divestiture of businesses and restructuring actions that were completed in 2016, including headcount reductions and other cost rationalizations. We expect that selling and marketing, general and administrative, as well as research and development expenses will be substantially lower in 2017, as compared to 2016, as a result of these actions.
The following table summarizes our consolidated operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Percentage
Operating expenses:	2017	2016	Change
Selling and marketing	$13,874	$25,015	(44.5)%
General and administrative	19,620	27,916	(29.7)%
Research and development	5,402	8,043	(32.8)%
Gains on sale of businesses	(1,726)	—	n/m
Goodwill impairment charge	5,886	$—	n/m
Total operating expenses	$43,056	$60,974	(29.4)%
Selling and Marketing Expenses
The following table summarizes our consolidated selling and marketing expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Payroll and related costs	$8,778	$16,320	(46.2)%
Stock-based compensation	385	818	(52.9)%
Amortization of intangible assets	1,598	2,204	(27.5)%
Other	3,113	5,673	(45.1)%
Total selling and marketing expenses	$13,874	$25,015	(44.5)%
The decrease in payroll and related costs for the three months ended March 31, 2017 as compared to the same period in 2016, was primarily due to the divestiture of the utility customer engagement, or UCE, business in the second quarter of 2016 and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of full-time selling and marketing employees from 346 at March 31, 2016 to 196 at March 31, 2017. Stock-based compensation for the current year three month period was lower as compared to the same period in 2016 due to fewer outstanding equity awards. Amortization of intangible assets declined due to prior year divestitures and assets becoming fully amortized. Other selling and marketing expenses, which include advertising, marketing, professional services, and a company-wide overhead cost allocation, were lower in the current period, as compared to the same period in 2016, due to the execution of restructuring activities in the prior year and cost saving initiatives. We currently expect a decrease in sales and marketing expenses in fiscal 2017, as compared to 2016, primarily as a result of these activities.
General and Administrative Expenses
The following table summarizes our consolidated general and administrative expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Payroll and related costs	$9,217	$16,624	(44.6)%
Stock-based compensation	1,387	1,961	(29.3)%
Amortization of intangible assets	63	220	(71.4)%
Other	8,953	9,111	(1.7)%
Total general and administrative expenses	$19,620	$27,916	(29.7)%
The decrease in payroll and related costs for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the divestiture of the UCE business in the second quarter of 2016 and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of general and administrative full time employees from 571 at March 31, 2016 to 281 at March 31, 2017. Stock-based compensation was lower in the current three month period, as compared to the same period in the prior year, due to fewer outstanding equity awards. Amortization of intangible assets for the current year three month period was lower as compared to the same period in 2016 due to divested businesses and the full amortization of assets. Other general and administrative expenses, which include professional services, rent, depreciation and a company-wide overhead cost allocation declined in the current three month period due to lower depreciation costs as a result of fully depreciated assets and reduced IT and software subscription costs as a result of the 2016 restructuring activities and cost savings initiatives. We currently expect a decrease in general and administrative expenses in fiscal 2017, as compared to 2016, primarily as a result of these activities.
Research and Development Expenses
The following table summarizes our consolidated research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Payroll and related costs	$2,916	$5,139	(43.3)%
Stock-based compensation	259	336	(22.9)%
Other	2,227	2,568	(13.3)%
Total research and development marketing expenses	$5,402	$8,043	(32.8)%
The decrease in payroll and related costs for the three months ended March 31, 2017, as compared to the same period in 2016, was due to a decrease in headcount, which decreased from 179 at March 31, 2016 to 91 at March 31, 2017, primarily as a result of the sale of the UCE business in August 2016 and our restructuring activities completed in the third quarter of 2016. Stock-based compensation decreased between periods as a result of fewer outstanding equity awards. Other research and development expenses, which include technology expenses, professional services, facilities and a company-wide overhead cost allocation, declined in the current three month period, as compared to the same period in 2016, as a result of a reduction in third party software and data storage costs. We currently expect a decrease in research and development expenses in fiscal 2017 as compared to 2016, primarily as a result of our restructuring and cost saving activities.
Gains on Sale of Businesses
As discussed in Note 4 to the accompanying financial statements, during the three months ended March 31, 2017, we sold a component of the Software segment that provides professional services with a focus on energy audits and facility commissioning and retro-commissioning services for approximately $2.2 million and recognized a gain of $1.7 million. In addition, we closed on the sale of our German demand response operations and recognized no gain or loss upon closings as the loss had been accrued in the fourth quarter of 2016. There were no gains or losses on the sale of businesses for the three months ended March 31, 2016.
Goodwill Impairment
As discussed in Note 6 to the accompanying financial statements, we recorded a goodwill impairment charge of $5.9 million during the three months ended March 31, 2017. The impairment related to our Energy Procurement Solutions reporting unit and was driven by the significant contract assets that were recorded upon the adoption of ASC 606 on January 1, 2017. These assets increased the carrying value above that of the corresponding fair value of the reporting unit. As a result, an impairment charge was recognized during the period. There was no such impairment in the prior year.
Other Income, Net
Other income includes realized and unrealized foreign currency gains and losses related to intercompany balances and the settlement of commodity contracts.
For the three months ended March 31, 2017, we recorded foreign currency gains of $1.6 million as compared to gains of $3.1 million for the same period in 2016. This decrease was driven by fluctuations in foreign exchange rates and a decline in intercompany loans payable, which gave rise to the foreign exchange gains/(losses).
In one of our demand response programs, we manage market pricing risk through the use of a commodity swap arrangement whereby we deliver MW capacity and receive a variable price based on market conditions. These variable fees are converted to a fixed fee via a third-party arrangement. For the three months ended March 31, 2017, we recorded gains of $0.4 million in other income, net, related to this program. We did not have a similar instrument in the same period in 2016.
Interest Expense
Interest expense was relatively consistent at $1.9 million for the three months ended March 31, 2017, as compared to $1.8 million for the three months ended March 31, 2016. The outstanding principal of our Convertible Notes was consistent in each period.
Income Taxes
For the three months ended March 31, 2017, we recorded a worldwide tax provision of $3.8 million, representing an effective tax rate of (13.6)%, as compared to $1.7 million in the three months ended March 31, 2016. The increase in income tax expense is predominantly due to taxable income in our German subsidiary generated from the settlement of intercompany loans in connection with the divestiture of our German demand response operations. We do not expect to record a provision for income taxes at a similar effective rate throughout the remainder of 2017. Our annual income tax provision is subject to the mix of our taxable income globally and is impacted by discrete items that may occur throughout the year. We currently anticipate that our provision for income taxes will reflect an annual effective rate of approximately (8.0)% to (10.0)%
Segment Results of Operations
We operate two reportable segments: Demand Response and Software. We evaluate and assess the performance of our operating segments based on revenues and adjusted EBITDA, which is the measure of segment profit or loss that is reported to our chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing segment performance. Please refer to Note 3 to the accompanying financial statements for a reconciliation of segment adjusted EBITDA to consolidated loss before income taxes. We define segment adjusted EBITDA as segment income (loss) from operations excluding depreciation, amortization and asset impairments; stock-based compensation and restructuring charges. In addition, we do not allocate to our operating segments certain corporate level expenses; gains on sale of businesses; and direct and incremental expenses and gains associated with acquisitions, divestitures, reorganizations and escrow settlements.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
Demand Response Segment Revenues
The following table summarizes our Demand Response segment revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Grid Operator	$26,392	$26,812	$(420)	(1.6)%
Utility	8,092	9,535	(1,443)	(15.1)%
Total Demand Response Revenues	$34,484	$36,347	$(1,863)	(5.1)%
The significant changes in our Demand Response segment revenues from grid operators and utilities for the three months ended March 31, 2017, as compared to the same period in 2016, are highlighted in the following tables (in thousands):

Increase (Decrease)
Three Months Ended March 31, 2016 to March 31, 2017
South Korea (KPX)	$4,726
New England (ISO-NE)	(3,007)
Texas (ERCOT)	(953)
PJM	(620)
Other (1)	(566)
Total increase in Grid Operator Demand Response revenues	$(420)
 (1) The amounts included in 'other' relate to net increases (decreases) in various demand response programs, domestic and international, none of which are individually material.
The increase in KPX revenues was largely driven by an increase in enrolled MW as compared to the same period in 2016. This was partially offset by decreasing revenues among various other programs. The decline in ISO-NE revenues was due to reduced participation in the forward capacity market program and having recognized previously deferred economic program revenues in 2016 with the resolution of the United States Supreme Court's January 2016 ruling in FERC v. Electric Power Supply Association, or FERC 745. The decline in ERCOT revenues was largely due to our adoption of ASC 606, as four months of revenue were previously deferred and recognized upon program completion in January 2016 under ASC 605. The recognition pattern in the current year more closely aligns with the three month service performance period.The decline in PJM revenues was primarily due to having recognized previously deferred economic program revenues in 2016 with the resolution of FERC 745.

Increase (Decrease)
Three Months Ended March 31, 2016 to March 31, 2017
California DRAM (DRAM)	$855
Consolidated Edison (Con Ed)	(673)
New Zealand	(625)
Xcel	(520)
Other (1)	(480)
Total decrease in Utility Demand Response revenues	$(1,443)
(1) The amounts included in 'other' primarily relate to various utility demand response programs and services, none of which are individually material.
The increase in DRAM revenues reflects new programs initiated during the three months ended March 31, 2017. This was partially offset by decreasing revenues among various other programs. The decline in revenues associated with Con Ed was primarily due to a performance-based bonus payment recognized during the first quarter of 2016. Revenues related to New Zealand declined as a result of current year price declines. In addition, our participation in the XCEL program concluded as of December 31, 2016.
We currently expect our Demand Response segment revenues in fiscal 2017 to be 17% to 23% lower as compared to 2016, primarily due to our shifting program participation mix in PJM and the corresponding revenue recognition impacts.
Software Segment Revenues
The following table summarizes our Software segment revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Subscription software	$4,499	$6,176	$(1,677)	(27.2)%
Procurement solutions	6,757	8,933	(2,176)	(24.4)%
Professional services	2,369	1,924	445	23.1%
Total Software Revenues	$13,625	$17,033	$(3,408)	(20.0)%
The decrease in subscription software revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, was largely due to the divestiture of our UCE business in the second quarter of 2016. The decline in procurement solutions revenues was largely driven by the adoption of ASC 606, which accelerated the recognition on much of our backlog through accumulated deficit as of January 1, 2017. The increase in professional services revenues was largely due to growth in services sold and delivered alongside our subscription offerings, partially offset by the divestiture of our UPG business in the second quarter of 2016, as well as the adoption of the ASC 606 revenue standard. We currently expect our Software segment revenues in fiscal 2017 to be lower, as compared to 2016, due to the divestiture of our UCE and UPG businesses in 2016, partially offset by organic growth in our subscription software revenues.
Segment adjusted EBITDA:
The following table summarizes segment adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Demand Response adjusted EBITDA	$(3,456)	$(3,484)
Software adjusted EBITDA	$(5,038)	$(18,007)
Demand Response Segment adjusted EBITDA
Demand Response segment adjusted EBITDA was relatively consistent for the current quarter as compared to the prior year. We currently expect our Demand Response segment adjusted EBITDA for fiscal 2017 to decrease, as compared to 2016, primarily due to our shifting program participation mix in PJM and the corresponding revenue recognition impacts.
Software Segment adjusted EBITDA
Software segment adjusted EBITDA improved by $13.0 million in the current quarter as compared to the prior year primarily due to reduced operating expenses attributable to our restructuring actions. We currently expect our Software segment adjusted

EBITDA for fiscal 2017 to be $34 million to $39 million higher, as compared to 2016 primarily as a result of our 2016 restructuring actions.
Liquidity and Capital Resources
Overview
We have generated significant cumulative losses since inception. As of March 31, 2017, we had an accumulated deficit of $303.9 million. As of March 31, 2017, our principal sources of liquidity were our cash and cash equivalents totaling $74.0 million and our $30.0 million senior secured revolving credit facility. The decrease in cash, cash equivalents and restricted cash of $24.7 million from December 31, 2016 was principally driven by cash losses of $18.8 million and a $5.9 million increase in working capital, as further described below. At March 31, 2017, the majority of our excess cash was invested in money market funds.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(24,639)	$(30,392)
Cash used in investing activities	(1,949)	(3,711)
Cash provided by (used in) financing activities	711	(867)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,189	1,307
Net change in cash, cash equivalents and restricted cash	$(24,688)	$(33,663)
Cash Used in Operating Activities
The following table summarizes our consolidated cash flows used in operating activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(32,139)	$(40,569)
Goodwill impairment charge	5,886	—
Other non-cash items	9,243	12,405
Gains on sale of businesses, excluding transaction costs (Note 4)	(1,741)	—
Change in working capital and other activities	(5,888)	(2,228)
Net cash used in operating activities	$(24,639)	$(30,392)
Cash used in operating activities for the three months ended March 31, 2017 and 2016 reflect net losses adjusted for non-cash activity, gains on the sale of businesses, and the impact of changes in our working capital balances relative to the beginning of the year. The increase in working capital in the current period is primarily due to decreases in accrued capacity, accounts payable and other accrued expenses of $29.5 million, partially offset by decreases in net accounts receivable, unbilled receivables and contract assets of $24.9 million, which was primarily a result of our collection of cash related to demand response programs (primarily PJM) for performance obligations satisfied in 2016. The $24.6 million of cash used in operations for the three months ended March 31, 2017 compares to $30.4 million used for the same period in the prior year. The $5.8 million improvement is primarily due to a decrease in non-cash losses of $9.4 million, partially offset by a higher increase in working capital in the current period as compared to the same period in 2016.
Cash Used In Investing Activities
Cash used in investing activities was $1.9 million for the three months ended March 31, 2017, which consisted primarily of capital expenditures of $3.4 million including $1.2 million for the capitalization of internal-use software development costs, partially offset by $1.3 million in net cash received for the sale of businesses. Cash used in investing activities was $3.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we incurred $4.4 million of capital expenditures partially offset by an increase of $0.7 million in deposits.
Cash Provided By (Used In) Financing Activities
Cash provided by financing activities was $0.7 million for the three months ended March 31, 2017 and consisted primarily of cash received for the sale of equity interests in our ENOC Japan and ENOC Taiwan entities, partially offset by payments made for employee restricted stock minimum tax withholdings. Cash used in financing activities was $0.9 million for the three months ended March 31, 2016 and consisted of payments made for employee restricted stock minimum tax withholdings totaling $0.7 million and $0.2 million in payments for consideration related to acquisitions completed in the first quarter of 2016.
Borrowing and Credit Arrangements
Credit Agreement
In August 2014, we entered into a $30 million senior secured revolving credit facility, or the 2014 credit facility, with Silicon Valley Bank, or SVB, pursuant to a loan and security agreement, as amended, which is available for issuances of letters of credit and revolving loans. In August 2016, we and SVB entered into a third amendment to the 2014 credit facility to extend the maturity from August 9, 2016 to August 8, 2017. The 2014 credit facility is subject to continued covenant compliance and borrowing base requirements. As of March 31, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $22.5 million under the 2014 credit facility. As of March 31, 2017, there was $7.5 million available under the 2014 credit facility for future borrowings or additional issuances of letters of credit. In the event of termination or default, we may be required to cash collateralize any outstanding letters of credit up to 105% of their face amount.
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
For further discussion of the Convertible Notes, please refer to Note 8 to the accompanying financial statements.
Interest expense under the Convertible Notes is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Accretion of debt discount and issuance costs	$1,025	$962
2.25% accrued interest	713	705
Total interest expense from Convertible Notes	$1,738	$1,667
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 9 to the accompanying financial statements.
Capital Spending
We have made capital expenditures primarily for general corporate purposes to support growth and for equipment installations related to our business. Our capital expenditures totaled $3.4 million and $4.4 million during the three months ended March 31, 2017 and 2016, respectively. We expect our capital expenditures for fiscal 2017 to be lower, as compared to 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have issued letters of credit in the ordinary course of business in order to participate in certain demand response programs. As of March 31, 2017, we had outstanding letters of credit totaling $22.5 million. For information on these commitments and contingent obligations, please refer to “Liquidity and Capital Resources- Borrowings and Credit Arrangements” above and Note 8 to the accompanying financial statements.
Additional Information
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including consolidated adjusted EBITDA and free cash flow. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
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
The following is an explanation of the non-GAAP measures that we utilize, including the adjustments we make as part of the non-GAAP measures:

•
Management defines consolidated adjusted EBITDA as net income (loss) attributable to EnerNOC, Inc., excluding depreciation, amortization and asset impairments; stock-based compensation; gains on the sale of businesses; direct and incremental expenses or gains associated with acquisitions, divestitures, reorganizations; impairment of goodwill and intangible assets; restructuring charges; interest and other income (expense), net; and benefit from (provision for) income tax.

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

Consolidated Adjusted EBITDA
Consolidated adjusted EBITDA was $(14.3) million and $(27.2) million for the three months ended March 31, 2017 and 2016, respectively.

The reconciliation of consolidated adjusted EBITDA to net loss attributable to EnerNOC, Inc. is set forth below (dollars in thousands):

	Three Months Ended March 31,
	2017	2016

Net loss attributable to EnerNOC, Inc.	$(32,010)	$(40,538)
Depreciation, amortization and asset impairments (1)	7,541	9,687
Stock-based compensation	2,031	3,115
Gains on sale of businesses	(1,726)	—
Direct and incremental (expenses) gains associated with divestitures (2)	178	193
Impairment of goodwill	5,886	—
Interest and other (income) expense, net	(49)	(1,310)
Provision for income tax	3,838	1,691
Consolidated adjusted EBITDA	$(14,311)	$(27,162)

Demand Response adjusted EBITDA	$(3,456)	$(3,484)
Software adjusted EBITDA	$(5,038)	$(18,007)
Corporate unallocated expenses	$(5,817)	$(5,671)

(1)	Includes impairments of production equipment no longer in operation.

(2)	Includes expenses that are direct and incremental to business divestitures, including third-party professional fees for legal, accounting and valuation services.

Free Cash Flow
We had negative free cash flow of $28.1 million for the three months ended March 31, 2017 compared to negative free cash flow of $34.8 million for the three months ended March 31, 2016. The increase in free cash flow was primarily attributable to the increase in cash flows from operations as discussed above. The reconciliation of cash flows from operating activities to free cash flow is set forth below (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(24,639)	$(30,392)
Subtract: Purchases of property and equipment and capitalization of internal use software	(3,427)	(4,391)
Free cash flow (1)	$(28,066)	$(34,783)

(1)	Free cash flow does not include cash received from the sale of businesses.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
As described in our Form 2016 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, assumptions used to determine fair value of goodwill and intangible assets, capitalization of software development costs, deferred tax assets and related valuation allowance, and stock-based compensation. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the three months ended March 31, 2017. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2 to the accompanying financial statement. Readers should refer to our 2016 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, please refer to Note 1 to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as disclosed herein, there have been no material changes during the three months ended March 31, 2017 in the foreign exchange risk information and interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Foreign Currency Exchange Risk
Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
A majority of our foreign expense and revenue activities are transacted in local currencies, including Australian dollars, Euros, Brazilian real, British pounds, Canadian dollars, Indian rupee, Japanese yen, South Korean won and New Zealand dollars. Fluctuations in foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency fluctuations can result in a loss if we maintain deposits or receivables (third party or intercompany) in a foreign currency. During the three months ended March 31, 2017 our sales generated outside the United States as a percentage of consolidated sales were 54% as compared to the three months ended March 31, 2016 for which our sales generated outside the United States were 42%. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales.
The operating expenses of our international subsidiaries that are incurred in local currencies did not have a material adverse effect on our business, results of operations or financial condition for the three months ended March 31, 2017. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against applicable foreign currencies. Our operating expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
During the three months ended March 31, 2017, we recognized net foreign exchange gains of $1.6 million. These net gains primarily relate to intercompany loans, largely driven by fluctuations in the Canadian dollar, Euro, Australian dollar and British pound.
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
As of March 31, 2017, we had no outstanding borrowings and had outstanding letters of credit totaling $22.5 million under the 2014 credit facility.
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

Internal Control over Financial Reporting
During the period covered by this report, other than as listed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We adopted the new revenue guidance under Accounting Standards Update 606 (ASC 606) on January 1, 2017. The adoption of this guidance required the implementation of new accounting processes and procedures, which required us to update our internal controls over accounting for revenue recognition, including the adjustments to accumulated deficit required under the modified retrospective method of adoption, and the related disclosures required under the new guidance. As a result, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve such matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2016 Form 10-K. During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in our 2016 Form 10-K other than as set forth below.

We are evaluating strategic alternatives for the Company, however, there can be no assurance that such process will be successful in identifying or consummating a strategic alternative. In addition, the evaluation and execution of strategic alternatives could adversely affect our business and operations.

We are evaluating strategic alternatives for the Company with the goal of maximizing stockholder value and position each of our businesses for success. These strategic alternatives may include the sale or separation of one or more of our business units, a sale of the company, or other alternatives. There can be no assurance that our evaluation of strategic alternatives will result in a transaction, or that any transaction, if pursued, will be consummated. Our evaluation of strategic alternatives may be terminated at any time with or without notice.

In addition, the evaluation and execution of strategic alternatives could cause disruptions to our business and business relationships, which could have an adverse impact on our results of operations, liquidity and financial condition. For example, we may refrain from taking certain actions during the pendency of the review process, the attention of our management may be re-directed to the strategic review process and related matters and away from the business of the Company, and our current and prospective employees may experience uncertainty about their future roles with us. Any or all such matters may adversely affect our ability to retain and hire key personnel, and parties with which we have business relationships, including customers and potential customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended March 31, 2017:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2017 - January 31, 2017	35,122	$6.00	—
February 1, 2017 - February 28, 2017	9,093	5.89	—
March 1, 2017 - March 31, 2017	35,639	5.54	—
Total for the first quarter of 2017	79,854	$5.78	—

(1)
In connection with the vesting of restricted stock under our equity incentive plans, we repurchased a total of 79,854 shares of our common stock in the first quarter of fiscal 2017 to cover employee minimum statutory income tax withholding obligations, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Shares withheld (or not issued) to satisfy a tax withholding obligation in connection with an award will immediately be added to the share reserve and become available for issuance.

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

101*
The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date:	May 9, 2017	By:	/s/ Timothy G. Healy
Timothy G. Healy
Chief Executive Officer
(principal executive officer)

Date:	May 9, 2017	By:	/s/ William G. Sorenson
William G. Sorenson
Chief Financial Officer (principal financial and accounting officer)