Form 10-Q
period 2017-06-30
ENERNOC INC
filed 2017-08-09
CIK 1244937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
if an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 31,349,069 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2017.

EnerNOC, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$66,157	$97,993
Restricted cash	441	1,062
Accounts receivable, net of allowance for doubtful accounts of $736 and $1,082 at June 30, 2017 and December 31, 2016, respectively.	26,957	36,722
Unbilled receivables	892	45,430
Contract assets	43,256	—
Capitalized fulfillment costs	1,345	2,290
Prepaid expenses and other current assets	15,606	10,906
Assets held for sale	—	3,415
Total current assets	154,654	197,818
Contract assets, net of current portion	15,795	—
Property and equipment, net of accumulated depreciation of $99,167 and $97,243 at June 30, 2017 and December 31, 2016	34,530	38,828
Goodwill	31,364	36,662
Intangible assets, net of accumulated amortization	32,003	35,771
Deposits and other assets	5,403	3,223
Total assets	$273,749	$312,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,797	$4,748
Accrued capacity payments	45,410	63,943
Accrued compensation and related expenses	11,861	14,721
Accrued expenses and other current liabilities	15,908	13,597
Deferred revenue	5,127	8,193
Liabilities held for sale	—	1,780
Total current liabilities	80,103	106,982
Deferred revenue	3,544	2,665
Other liabilities	8,461	7,521
Convertible senior notes	117,290	115,223
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 31,383,107 and 30,688,783 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	31	31
Additional paid-in capital	390,844	386,871
Accumulated other comprehensive loss	(5,246)	(2,477)
Accumulated deficit	(322,228)	(304,745)
Total EnerNOC, Inc. stockholders’ equity	63,401	79,680
Noncontrolling interest	950	231
Total stockholders’ equity	64,351	79,911
Total liabilities and stockholders’ equity	$273,749	$312,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Demand Response	$54,196	$116,462	$88,680	$152,809
Software	12,485	16,232	26,110	33,265
Total revenues	66,681	132,694	114,790	186,074
Cost of revenues	47,229	81,531	80,632	114,125
Gross profit	19,452	51,163	34,158	71,949
Operating expenses:
Selling and marketing	14,308	25,517	28,182	50,532
General and administrative	18,182	27,441	37,802	55,357
Research and development	5,203	7,634	10,605	15,677
Loss (gain) on sale of businesses (Note 4)	210	(17,376)	(1,516)	(17,376)
Restructuring charges (Note 5)	—	3,694	—	3,694
Goodwill impairment (Note 6)	—	—	5,886	—
Total operating expenses	37,903	46,910	80,959	107,884
(Loss) income from operations	(18,451)	4,253	(46,801)	(35,935)
Other income (loss), net	1,686	(3,421)	3,661	(334)
Interest expense	(1,927)	(1,844)	(3,853)	(3,621)
Loss before income tax	(18,692)	(1,012)	(46,993)	(39,890)
(Provision for) benefit from income tax	(6)	1,109	(3,844)	(582)
Net (loss) income	(18,698)	97	(50,837)	(40,472)
Net loss attributable to noncontrolling interest	(326)	(5)	(455)	(36)
Net (loss) income attributable to EnerNOC, Inc.	$(18,372)	$102	$(50,382)	$(40,436)
Net (loss) income attributable to EnerNOC, Inc. per common share
Basic	$(0.61)	$0.00	$(1.69)	$(1.40)
Diluted	$(0.61)	$0.00	$(1.69)	$(1.40)
Weighted average number of common shares used in computing net loss per common share
Basic	29,918,229	29,114,200	29,834,253	28,962,021
Diluted	29,918,229	29,569,321	29,834,253	28,962,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(18,698)	$97	$(50,837)	$(40,472)
Foreign currency translation adjustments	(978)	1,373	(421)	1,756
Reclassification of cumulative translation adjustments due to liquidation of a foreign entity (Note 4)	—	—	(2,348)	—
Comprehensive (loss) income	(19,676)	1,470	(53,606)	(38,716)
Comprehensive loss attributable to noncontrolling interest	(331)	(5)	(456)	(36)
Comprehensive (loss) income attributable to EnerNOC, Inc.	$(19,345)	$1,475	$(53,150)	$(38,680)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EnerNOC, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(50,837)	$(40,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	14,228	20,964
Goodwill impairment charge	5,886	—
Stock-based compensation	4,841	6,784
Gains on sale of businesses	(1,516)	(17,376)
Net foreign exchange translation loss (gain)	(2,703)	(582)
Non-cash interest expense	2,137	1,986
Other, net	131	1,266
Changes in operating assets and liabilities, net of effects of divestitures:
Accounts receivable, unbilled receivables and contract assets	31,433	68,859
Prepaid expenses and other assets	(481)	(5,449)
Capitalized fulfillment costs	(2,106)	27,068
Other noncurrent liabilities	(1,856)	(595)
Deferred revenue	(916)	(37,401)
Accrued capacity payments	(20,903)	(57,362)
Accounts payable, accrued expenses and other current liabilities and accrued compensation	(6,188)	(14,485)
Net cash used in operating activities	(28,850)	(46,795)
Cash flows from investing activities
Purchases of property and equipment and capitalization of internal use software development costs	(6,435)	(9,111)
Proceeds from sale of businesses, net of divested cash	1,271	13,157
Proceeds from sale of fixed assets	330	—
Change in deposits	(8)	363
Net cash (used in) provided by investing activities	(4,842)	4,409
Cash flows from financing activities
Proceeds from exercises of stock options	1	8
Payments made for employee restricted stock minimum tax withholdings and other	(1,056)	(1,504)
Payments for contingent consideration	—	(195)
Proceeds from sale of equity interests to non-controlling interest holders	1,173	—
Net cash provided by (used in) financing activities	118	(1,691)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,117	1,159
Net change in cash, cash equivalents and restricted cash	(32,457)	(42,918)
Cash, cash equivalents and restricted cash at beginning of period	99,055	138,584
Cash, cash equivalents and restricted cash at end of period	$66,598	$95,666
Supplemental disclosure of cash flow information
Cash paid for interest	$2,187	$1,668
Cash paid for income taxes	$882	$2,002
Non-cash investing and financing activities:
Acquisition of property and equipment in accrued expenses	$855	$271
Cash, cash equivalent and restricted cash information:
Cash and cash equivalents at beginning of period	$97,993	$138,120
Restricted cash at beginning of period	1,062	464
Cash, cash equivalents and restricted cash at beginning of period	$99,055	$138,584
Cash and cash equivalents at end of period	$66,157	$95,123
Restricted cash at end of period	441	543
Cash, cash equivalents and restricted cash at end of period	$66,598	$95,666
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
The Company’s EIS provides enterprises with a Software-as-a-Service (SaaS) energy management application that enables them to better manage and control energy costs for their organizations. The Company offers premium professional services that support the implementation of its EIS and help its enterprise customers set their energy management strategies. The Company's energy procurement solutions provide customers with the ability to more effectively manage their energy supplier selection and energy procurement process by providing highly structured auction events.
Sale of the Company
The Company entered into a definitive Agreement and Plan of Merger, dated as of June 21, 2017 (the Merger Agreement), with Enel Green Power North America, Inc., a Delaware corporation (Parent), Pine Merger Sub, Inc. a Delaware corporation and a wholly-owned subsidiary of Parent (Purchaser) and Enel S.p.A, an Italian joint-stock company and the parent of Parent. In accordance with the terms of the Merger Agreement, on July 10, 2017, Purchaser commenced a tender offer (the Offer) for all of the Company’s outstanding shares of common stock, par value $0.001 per share (the Shares), at a purchase price of $7.67 per Share, net to the seller in cash, without interest, less any applicable withholding taxes (the Offer Price).
The Offer expired at one minute after 11:59 p.m., New York City time on August 4, 2017, as scheduled, and was not extended. According to American Stock Transfer & Trust Company, LLC, the depositary for the Offer (the Depositary), a total of 22,207,831 Shares (excluding Shares with respect to which notices of guaranteed delivery were delivered, but the Shares represented thereby were not yet delivered) had been validly tendered and not validly withdrawn prior to the expiration of the Offer, which represented approximately 70.8% of the outstanding Shares as of such time. The condition to the Offer that at least one more than fifty percent of the total number of Shares then issued and outstanding be validly tendered and not withdrawn was satisfied and as a result, Purchaser accepted for payment all Shares that were validly tendered and not validly withdrawn, and payment for such Shares has been made to the Depositary. In accordance with the terms of the Offer, the Depositary will act as agent for tendering stockholders for the purpose of receiving payments for tendered Shares and transmitting such payments to tendering stockholders whose Shares have been accepted for payment. In addition, the Depository advised Parent and Purchaser that notices of guaranteed delivery had been delivered with respect to 239,928 additional Shares, representing approximately 0.8% of the outstanding Shares as of such time.
On August 7, 2017, Purchaser merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the Merger). The Merger was governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Share then outstanding (other than Shares that are held by any stockholders who are entitled to and who properly demanded appraisal in connection with the Merger) was converted into the right to receive the Offer Price, except for Shares then owned by Purchaser or Parent and Shares held in treasury of the Company or by any of its wholly owned subsidiaries, which Shares were cancelled and retired and ceased to exist effective as of the Merger, and in exchange for which no consideration will be delivered.
The aggregate consideration paid by Purchaser in the Offer and Merger was approximately $250,000, without giving effect to related transaction fees and expenses. The Parent provided Purchaser with sufficient funds to purchase all Shares validly tendered and not validly withdrawn and to pay for the acquisition of the remaining Shares in the Merger. Parent funded the payment from its general corporate funds on the terms and conditions previously disclosed in the Tender Offer Statement on Schedule TO filed by Parent and Purchaser with the Securities and Exchange Commission on July 10, 2017, as amended.
In connection with the Merger, the NASDAQ stock market (NASDAQ) filed a Form 25 on the Company’s behalf to provide notice to the SEC regarding the withdrawal of shares of the Company’s common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act. Shares of the Company’s common stock were suspended from trading on the NASDAQ Global Market prior to the opening of trading on August 7, 2017. The Company is in the process of filing with the SEC a certification on Form 15 under the Exchange Act, requesting the deregistration of its common stock and the suspension of its reporting obligations under Sections 13 and 15(d) of the Exchange Act. For additional information about the Merger Agreement see the Company’s Current Report on Form 8-K (No. 001-33471) filed with the SEC on June 23, 2017. For additional information regarding the Offer, see the Company’s Schedule 14D-9 (No. 005-83637) filed with the SEC on July 10, 2017.
Other than transaction expenses associated with the Offer and the Merger of $700 for the three and six months ended June 30, 2017, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.
Reclassifications
In 2016, the Company adopted Accounting Standards Update (ASU) 2016-18, Restricted Cash and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments retrospectively. The Company adopted ASU 2016-18 by renaming the line item within cash flows from investing activities from "change in restricted cash and deposits" to "change in deposits" and restating the amounts in this line from $284 to $363 for the six months ended June 30, 2016. This resulted in an increase in net cash used in investing activities of $79, reflecting the reclassification of the change in restricted cash. As a result of the adoption of ASU 2016-15, the Company reclassified $840 of cash outflows previously presented within investing activities for the six months ended June 30, 2016; specifically, $195 and $645 were reclassified to financing and operating activity, respectively. In addition, the Company condensed certain lines on the condensed consolidated statements of cash flows for the six months ended June 30, 2016. Therefore, the condensed consolidated statement of cash flows for the six months ended June 30, 2016 was reclassified to conform to the current period presentation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. The Company owns 60% of EnerNOC Japan K.K., (ENOC Japan) and 67% of EnerNOC Taiwan Limited (ENOC Taiwan), which are each consolidated in accordance with Accounting Standards Codification (ASC) 810, Consolidation (ASC 810). The Company accounts for the remaining 40% and 33% ownership interests in these entities as a non-controlling interest on the consolidated financial statements.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management relate to revenue recognition, including determining the transaction price and associated constraint on variable consideration; allowance for doubtful accounts; the value of accrued liabilities associated with accrued capacity payments; the fair value of its reporting units; expected future cash flows used to evaluate the recoverability of long-lived assets; amortization methods and the useful lives of long-lived assets; the valuation of cost-method investments; the fair value of stock-based awards, which determines stock-based compensation; contingent liabilities; tax reserves and recoverability of net deferred tax assets and related valuation allowance. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial statements taken as a whole, the actual amounts of such items, when known, could differ from these estimates.
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

On January 1, 2017, the Company adopted ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets and ASC 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, which was issued as part of ASC 606 in May 2014 and provides guidance for the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The Company adopted this guidance using the modified retrospective method. The adoption of these updates did not have an impact on the condensed consolidated financial statements.
On January 1, 2017, the Company adopted ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business for purposes of determining whether transactions should be accounted for as the acquisition or disposal of a business, and impacts all standards applicable to entities that meet the definition of a business. The Company applied this new guidance to a transaction completed in the first quarter of 2017 related to the sale of the its Energy Service Group operations, as discussed further in Note 4 "Gain on Sale of Businesses".
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) using the modified retrospective method. The adoption of ASU 2016-09 had no net impact on the Company's condensed consolidated financial statements. However, as a result of the adoption, the Company increased its deferred tax asset related to its net operating loss carryforwards related to previously deducted amounts for excess stock compensation. Under the previous guidance, such amounts could not be recognized until the amounts resulted in a reduction in the current tax liability. This increase was offset by an increase in the valuation allowance. ASU 2016-09 permits an entity to elect to record forfeitures of stock-based compensation as incurred or continue to estimate these forfeitures at grant date. The Company has elected to continue to estimate forfeitures under the current guidance.
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
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and six month periods ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Demand response	$54,196	$88,680
Procurement solutions	7,278	14,035
Subscription software	4,468	8,967
Professional services	739	3,108
Total Revenues	$66,681	$114,790
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
The Company has concluded that contracts that do not include retrospective and/or prospective penalty provisions generally meet the allocation of variable consideration exception criteria, with the variable consideration for these contracts allocated to each distinct month in the series within the contract. The Company has concluded that contracts that contain retrospective and/or prospective penalty provisions do not meet this exception. The Company believes that an output measure based on the monthly contractual MW stand-ready obligation is the best representation of the "transfer of value" to the customer. Accordingly, the Company recognizes monthly revenue based on the proportion of committed stand-ready capacity obligation that has been fulfilled to date.
Procurement Solutions
The Company operates an on-line auction platform that streamlines the competitive bidding process between energy suppliers and end-users of energy. Contracts are executed with an energy supplier that entitles the Company to a commission once an auction is complete. These contracts include a single promise, which is the facilitation of a procurement contract between an energy supplier and an end-user, which generally range from one to four years. This is deemed to be a single performance obligation, which is satisfied when an auction is completed, as the Company has no further obligations under the contract. The Company is the agent in this transaction as it does not have control over the energy being provided to the end-users prior to the good being transferred to the customer.
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
Subscription Software and Services
The Company’s EIS provides a SaaS energy management application that enables the customer to address energy challenges, including energy cost visualization and budgeting, utility bill validation and payment, facility optimization, energy project tracking, reporting on sustainability and compliance, and peak energy demand and cost assessments. The Company generally offers these services under one to three year subscription agreements. These agreements typically include access to the SaaS platform, solution features and general support and maintenance. The Company has concluded that each promised service is delivered concurrently with all other promised service over the contract term and, as such, has concluded that these promises are a single performance obligation that includes a series of distinct services that have the same pattern of transfer to the customer.
Consideration for the Company’s subscription arrangements consist of fixed, variable and usage based fees. The Company invoices a portion of the fees at the outset of the contract and then monthly or quarterly thereafter. Advance non-refundable fees, which are deemed to be fixed, are not separate performance obligations and are recognized as the performance obligation in the customer contract is satisfied. Monthly subscription fees are generally based on the number of sites and the level of services selected by the customer. These fees are subject to the execution of predefined performance criteria, resulting in variable consideration. The Company has concluded the monthly promised services generally meet the allocation of variable consideration exception criteria, which permits the variable consideration to be allocated to each distinct month as the monthly services are delivered to the customer. In addition, certain fees are unit-based, calculated on the number of transactions processed monthly. Usage based fees are deemed to be variable consideration that meet the allocation exception for variable consideration as they are specific to the month that the usage occurs. Usage based fees are fully constrained until the related usage occurs.

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
Professional Services
The Company offers premium professional services that support the implementation of its EIS, including training and integration services, and professional service engagements to assist customers with their energy management strategy. These contracts generally have terms of one year or less. Services are either billed on a rate per hour or on a fixed monthly retainer basis. For the majority of these contacts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, the Company recognizes revenue based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, the Company utilizes the input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.
Contracts with Multiple Performance Obligations
The Company periodically enters into contracts, or multiple contracts at or near the same time, in which a customer may purchase a combination of EIS, procurement solutions, and/or professional services. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations and the transaction price, including estimating the amount of variable consideration, the Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed in the revenue categories above.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission expenses paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred in “prepaid expenses and other current assets”, net of any long term portion included in “other noncurrent assets”. This requires an evaluation of whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit. These costs are periodically reviewed for impairment.
The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations. These costs, which are classified in "capitalized fulfillment costs" on the condensed consolidated balance sheets, principally relate to direct costs that enhance resources under the Company’s demand response contracts that will be used in satisfying future performance obligations.
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2017 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the consolidated balance sheet as of January 1, 2017:

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

Cost to Obtain a Customer Contract
Prior to the adoption of ASC 606, the Company expensed commissions paid to internal sales representatives for obtaining subscription software and professional service contracts. Under ASC 606, the Company currently capitalizes these incremental costs of obtaining customer contracts. In addition, commissions paid to external channel partners to secure procurement contracts were previously deferred and expensed upon cash receipt from energy suppliers, which closely aligned with the related pattern of revenue recognition. Under ASC 606, these commissions are estimated and recognized concurrently with the respective revenues upon successful completion of an auction. The net impact of these changes resulted in a $922 adjustment to accumulated deficit.
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
Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the six months ended June 30, 2017, to the pro-forma amounts had the previous guidance been in effect:

	As of June 30, 2017
Balance Sheet	As reported	Pro forma as if the previous accounting guidance was in effect
Cash, cash equivalent and restricted cash	$66,598	$66,598
Accounts receivable, net	26,957	37,880
Unbilled receivables	892	876
Contract assets	43,256	—
Capitalized fulfillment costs	1,345	1,745
Prepaid expenses and other current assets	15,606	13,550
Contract assets, long term	15,795	—
Long lived assets	97,897	97,897
Other noncurrent assets	5,403	3,849
Total assets	$273,749	$222,395
Accounts payable, accrued expenses, and other current liabilities	$29,566	$29,566
Accrued capacity payments	45,410	25,912
Deferred revenue, current	5,127	14,150
Deferred revenue, long term	3,544	1,691
Other noncurrent liabilities	8,461	6,036
Convertible senior notes	117,290	117,290
Total liabilities	209,398	194,645
Accumulated deficit	(322,228)	(358,829)
Additional paid-in capital, accumulated other comprehensive loss, and noncontrolling interest	386,579	386,579
Total stockholders’ equity	64,351	27,750
Total liabilities and stockholders’ equity	$273,749	$222,395
Total reported assets were $51,354 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2017. This was largely due to contract assets recognized in connection with the Company’s energy procurement services and capitalized cost to obtain contracts.
Total reported liabilities were $14,753 greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2017. This was largely due to accrued fees due to procurement channel partners, partially offset by the ability to recognize certain deferred revenues associated with various demand response programs.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Statement of Operations	As reported	Pro forma as if the previous accounting guidance was in effect	As reported	Pro forma as if the previous accounting guidance was in effect
Demand Response	$54,196	$32,789	$88,680	$65,985
Software	12,485	13,800	26,110	28,928
Total revenues	66,681	46,589	114,790	94,913
Cost of revenue	47,229	32,240	80,632	64,908
Gross profit	19,452	14,349	34,158	30,005
Selling and marketing	14,308	13,857	28,182	27,774
Other operating expenses	23,595	23,551	52,777	52,733
Total operating expenses	37,903	37,408	80,959	80,507
Loss from operations	(18,451)	(23,059)	(46,801)	(50,502)
Non-operating expenses and noncontrolling interest	85	(241)	263	(192)
Provision for income taxes	(6)	(6)	(3,844)	(3,844)
Net loss attributable to EnerNOC, Inc.	$(18,372)	$(22,981)	$(50,382)	$(54,084)

Net loss per common share
Basic	$(0.61)	$(0.77)	$(1.69)	$(1.81)
Diluted	$(0.61)	$(0.77)	$(1.69)	$(1.81)
The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2017 as a result of the adoption of ASC 606 on January 1, 2017 compared to if the Company had continued to recognize revenues under ASC 605:

•
ASC 606 accelerated the recognition of revenue and fulfillment costs related to certain demand response contracts in which recognition was previously deferred until the end of the applicable contract term due to the fees not being fixed or determinable. This resulted in greater demand response revenues relative to legacy GAAP.

•
The lower software revenue under ASC 606, as compared to the previous guidance, primarily relates to energy procurement solutions. Under the previous guidance, energy procurement revenue would have been approximately $1,300 and $2,600 higher, respectively, for the three and six months ended June 30, 2017, than under ASC 606, where energy procurement revenue is now recorded upon the completion of procurement auctions as opposed to when actual energy usage occurs.

•
ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the quarter resulted in no meaningful impact on selling and marketing expenses in the quarter.

The net impact of accounting for revenue under the new guidance increased net loss and net loss per share by $4,609 and $(0.16) per basic and diluted share, respectively for the three months ended June 30, 2017 and increased net loss and net loss per share by $3,702 and $(0.12) per basic and diluted share, respectively for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
Statement of Cash Flows	As reported	Pro forma as if the previous accounting guidance was in effect
Net loss	$(50,837)	$(54,084)
Non cash adjustments to reconcile net loss to net cash flows from operating activities	23,004	22,712
Changes in operating assets and liabilities
Accounts receivable, unbilled receivables and contract assets	31,433	46,757
Prepaid expenses and other assets	(481)	(4,746)
Capitalized fulfillment costs	(2,106)	3,206
Deferred revenue	(1,856)	3,884
Accounts payable, accrued expenses and other current liabilities and accrued compensation	(6,188)	(24,950)
Accrued capacity payments	(20,903)	(20,903)
Other noncurrent liabilities	(916)	(726)
Cash flows from operating activities	$(28,850)	$(28,850)
The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and various changes in working capital balances.

	Contract Assets		Deferred Revenue
	Current	Non-Current	Current	Non-Current
Balance at January 1, 2017	$25,078	$16,206	$6,862	$2,665
Balance at June 30, 2017	43,256	15,795	5,127	3,544

Revenue recognized during the six months ended June 30, 2017 from amounts included in deferred revenue at the beginning of the period was approximately $2,700. Revenue recognized during the six months ended June 30, 2017 from performance obligations satisfied or partially satisfied in previous periods was approximately $2,100. During the six months ended June 30, 2017, the Company reclassified approximately $1,100 of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional. The contract modifications entered into during the six months ended June 30, 2017, which principally related to the Company’s demand response customer contracts, did not have a significant impact on the Company’s contract assets or deferred revenues.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2017. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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
Demand Response Solutions
As discussed above, each demand response program has unique contract delivery periods and penalty structures for which revenue may be reduced or refunded. Certain programs have an original expected duration less than one year (practical expedient 1 above) or are comprised of variable consideration that meets the criteria in practical expedient 3 above. The nature of the remaining performance obligations as well as nature of the variability and how it will be resolved is described above.
After considering the above practical expedients, the Company had approximately 30 demand response contracts as of June 30, 2017, with unsatisfied performance obligations extending throughout 2024. The total aggregate transaction price allocated to the unsatisfied performance obligations of these contracts was approximately $230,000, of which $120,000 is expected to be realized in 2017. This amount is presented net of any constraint and as a result, is lower than the potential contractual revenues. Specifically, certain contracts in which the performance delivery obligation does not commence within 12 months, the

Company is required to undertake numerous activities to fulfill these performance obligations, including various activities that are dependent on actions outside of the Company’s control. Accordingly, the Company has concluded that the related transaction consideration would be fully constrained at this time.
Procurement Solutions
The Company’s procurement solutions do not require material future performance obligations. Procurement solution obligations are generally satisfied once the auction is run and the energy supplier and energy consumer enter into a supply contract.
Subscription Services
As of June 30, 2017, the Company had EIS subscription contracts with unsatisfied performance obligations extending throughout 2020. The total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $38,000, of which approximately $16,000 is expected to be recognized over the next 12 months. In addition, the Company had approximately $10,000 of contract backlog related to its UBM subscription service. These usage based fees are deemed to be variable consideration and are fully constrained until the related usage occurs.
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
Concentrations of Credit Risk
The Company's significant customers largely include PJM Interconnection (PJM), the Korea Power Exchange (KPX), and the Australian Energy Market Operator (AEMO). PJM, is an electric power grid operator serving the mid-Atlantic region of the United States. KPX is an electric power grid operator in South Korea and AEMO is an entity that was established to administer and operate the Western Australia wholesale electricity market. Revenues from all three of these customers are included within the Demand Response operating segment.

PJM was the only customer that comprised more than 10% of the Company's revenue for three months ended June 30, 2017 representing $20,215 (30%). For the six months ended June 30, 2017 PJM, KPX and AEMO represented $21,187 (18%), $18,038 (16%), and $11,863 (10%), of the consolidated revenues, respectively. During the three and six months ended June 30, 2016, PJM was the only customer that comprised more than 10% of the Company's revenue representing $83,189 (62%), and $84,781 (45%) respectively.
The Company currently participates in three PJM programs, referred to as Limited, Extended and Annual. Although each program has a different delivery period, the Company receives payments for all three programs ratably throughout PJM’s fiscal year, which ends May 31. The delivery period for the Limited program is June through September. The delivery period for the Extended program is June through October plus the following May. The delivery period for the Annual program is June through the following May. This payment pattern relative to the delivery of services and associated revenue recognition has the ability to generate significant contract assets or contract liabilities. The Company refers to contract liabilities as “deferred revenue” on the condensed consolidated financial statements and the related disclosures.
As of June 30, 2017, KPX was the only customer that comprised more than 10% of the Company's accounts receivable representing 19%. The current portion of the contract asset balance, as of June 30, 2017, is associated with demand response and procurement revenues. Current contract assets related to demand response were $22,043, of which PJM and AEMO comprised approximately 61% and 19%, respectively. Current contract assets related to procurement solutions were $21,213, of which two customers comprised 43% and 38%, respectively.
3. Segment Information
The Company operates two reportable segments: Demand Response and Software. The Company’s chief operating decision maker (CODM) primarily evaluates the business and assesses performance based on the revenue and segment adjusted EBITDA of the Company's Demand Response and Software segments. The Company defines segment adjusted EBITDA as segment income (loss) from operations excluding depreciation, amortization and asset impairments; stock-based compensation and restructuring charges. The Company does not allocate certain corporate level expenses; gains and losses on the sale of businesses; impairment of goodwill as well as direct and incremental expenses associated with acquisitions, divestitures, and reorganizations. Management considers segment adjusted EBITDA to be an important indicator of the segments' operational strength and the performance of its businesses.

The financial results of each segment are based on revenues, cost of revenues and operating expenses that are directly attributable to the segment and an allocation of costs from shared functions including, but not limited to, facilities, human resources, information technology, and engineering. Allocations are made based on management’s judgment of the most relevant cost drivers, such as headcount, number of customer sites, or other operational data. Certain corporate level expenses, including executive, legal, and finance, have not been allocated as they are not attributable to either segment. Segment level asset information has not been provided as it is not reviewed by the CODM for purposes of assessing segment performance and resource allocation. There are no intersegment sales or transactions. The accounting policies of the reportable segments are consistent with those described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Company's 2016 Form 10-K.
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
The following table presents segment revenue and adjusted EBITDA, along with the reconciliation of segment adjusted EBITDA to consolidated loss before income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Demand Response
Grid Operator	$40,905	$104,673	$67,297	$131,485
Utility	13,291	11,789	21,383	21,324
Demand Response Revenue	54,196	116,462	88,680	152,809

Software
Subscription software	4,468	5,569	8,967	11,745
Procurement solutions	7,278	8,795	14,035	17,728
Professional services	739	1,868	3,108	3,792
Software Revenue	12,485	16,232	26,110	33,265

Total Revenues	$66,681	$132,694	$114,790	$186,074

Segment Adjusted EBITDA:
Demand Response adjusted EBITDA	$1,246	$27,965	$(2,210)	$24,481
Software adjusted EBITDA	(4,768)	(20,030)	(9,806)	(38,037)
Total Segment adjusted EBITDA	(3,522)	7,935	(12,016)	(13,556)
Reconciliation to consolidated loss before income tax
Corporate unallocated expenses	(4,025)	(4,536)	(9,842)	(10,207)
Depreciation, amortization and asset impairments(1)	(6,687)	(8,783)	(14,228)	(18,470)
Stock-based compensation	(2,810)	(3,669)	(4,841)	(6,784)
(Loss) gain on sale of businesses (Note 4)	(210)	17,376	1,516	17,376
Restructuring charges (Note 5)	—	(3,694)	—	(3,694)
Direct and incremental expenses associated with divestitures(2)	(871)	(371)	(1,049)	(564)
Impairment of goodwill (Note 6)	—	—	(5,886)	—
Noncontrolling interest expense	(326)	(5)	(455)	(36)
Interest and other income (expense), net	(241)	(5,265)	(192)	(3,955)
Consolidated loss before income tax	$(18,692)	$(1,012)	$(46,993)	$(39,890)
(1) Includes impairments of production equipment no longer in operation.
(2) Includes expenses that are direct and incremental to business divestitures, including third-party professional fees for legal, accounting and valuation services.

4. Gains on Sale of Businesses
German Demand Response Operations (DACH)
In December 2016, the Company entered into an agreement to sell its German business operations (DACH), which was a component of the Demand Response segment. The carrying value of business, including long-lived assets of $2,034, current assets of $1,381 and current liabilities of $1,780, were classified as "held for sale" on the consolidated balance sheet as of December 31, 2016. In January 2017, the Company completed the sale of the DACH business for nominal consideration. The Company finalized the working capital amounts during the second quarter, resulting in additional amounts due to the buyer of $210. This amount has been recorded as a loss on sale of businesses and accrued as of June 30, 2017. As a result of the complete liquidation of a foreign entity, the cumulative translation adjustments associated with the business, which were in an unrealized gain position of $2,348 prior to the closing of the transaction, were recognized and included in "gains on sale of businesses".

Energy Services Group
In March 2017, the Company sold its Energy Service Group (ESG) for $2,000 in cash plus adjustments for working capital balances sold. ESG was a component of the Software segment and provides professional services with a focus on energy audits and facility commissioning and retro-commissioning services. The Company concluded that the service line met the definition of a business in accordance with ASU 2017-01: accordingly, goodwill of $231 was allocated to the asset group. The transaction was structured as an asset purchase agreement and was intended to transfer control of the business, including certain ongoing customer contracts, to the buyer. Certain customer contracts (the "non-assigned contracts") had not been transferred to the buyer as of June 30, 2017 as the required customer consents for transfer had not been obtained. However, the agreement entered into between the Company and the buyer transferred all economic risks and rewards of the ESG business, including ownership of the non-assigned contracts, to the buyer on the closing date. As a result, a gain on the sale of the business was recognized upon closing in March 2017.
The following table summarizes the sale price, net assets sold and gain on sale of businesses recognized for the six months ended June 30, 2017.

	DACH	ESG	Total
Sale price, net of cash divested	$(835)	$2,000	$1,165
Less:
Net working capital (deficit)	(400)	—	(400)
Fixed assets	398	28	426
Intangible assets	1,636	—	1,636
Goodwill	—	231	231
Net assets sold	1,634	259	1,893
Cumulative translation adjustments reclassified from accumulated other comprehensive loss	(2,348)	—	(2,348)
Direct and incremental transaction costs	89	15	104
(Loss) gains on sale of businesses	$(210)	$1,726	$1,516
Net working capital deficit related to DACH primarily includes accounts receivable and accrued capacity payments.
5. Restructuring Activities
During the year ended December 31, 2016, the Company implemented a series of restructuring plans that resulted in workforce reductions, the sale of businesses, the consolidation of leased office space and the termination of vendor and customer contracts. The following table rolls forward the accrued restructuring liabilities for the period ended June 30, 2017.

	Employee Related	Contract Terminations	Total
Accrued restructuring liability at December 31, 2016	$1,024	$29	$1,053
Cash payments	(1,024)	(29)	(1,053)
Accrued restructuring liability at June 30, 2017	$—	$—	$—

6. Goodwill and Intangible Assets
Goodwill
The Company operates two reportable segments. The allocation of goodwill is shown in the following table. As discussed in Note 4, the company sold business components from each segment during the six months ended June 30, 2017. Goodwill was allocated to these business components based on their fair value relative to the overall reporting unit prior to the divestiture.
The following table rolls forward goodwill for the six months ended June 30, 2017:

	Demand Response	Software	Total Goodwill [1]
Balance at December 31, 2016	$26,760	$9,902	$36,662
Foreign exchange	765	54	819
Impairment	—	(5,886)	(5,886)
Sale of business component (Note 4)	—	(231)	(231)
Balance at June 30, 2017	$27,525	$3,839	$31,364
1 Accumulated impairment losses as of June 30, 2017 and December 31, 2016 were $114,649 and $108,763, respectively.
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
As discussed in Note 2, the Company adopted the new revenue guidance under ASC 606 using the modified retrospective method as of January 1, 2017. In connection with the adoption of ASC 606, the Company recorded significant contract assets associated with its Energy Procurement Solutions reporting unit, which triggered an interim goodwill impairment test for the first quarter of 2017. As discussed in Note 1, the Company adopted the new goodwill impairment guidance of ASU 2017-04, which measures goodwill impairment as the amount in which the current value of net assets exceeds the respective fair value. Based on the estimated fair value of the Energy Procurement Solutions reporting unit, the Company recorded an impairment charge for the six months ended June 30, 2017 of $5,886, which represented all of the goodwill assigned to this reporting unit. The Company reviewed qualitative and quantitative information with respect to its other reporting units and concluded that goodwill was not impaired for these reporting units.
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
Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of the Company's definite-lived intangible assets as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$50,578	$(28,547)	$51,029	$(26,231)
Customer contracts	8,242	(8,202)	7,993	(7,789)
Employment and non-compete agreements	972	(952)	941	(844)
Software	537	(243)	536	(212)
Developed technology	15,682	(6,113)	15,597	(5,307)
Trade name	354	(354)	344	(344)
Patents	180	(131)	180	(122)
Total	$76,545	$(44,542)	$76,620	$(40,849)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense included in cost of revenues	$370	$628	$738	$1,489
Amortization expense included in operating expenses	1,594	2,267	3,270	4,691
Total amortization expense	$1,964	$2,895	$4,008	$6,180
Definite-lived intangible asset lives range from 1 to 14 years and have a weighted average remaining life of 5.3 years at June 30, 2017.
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
Financial Instruments and Investments
The Company’s financial instruments mainly consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable whose carrying amounts approximate their fair value due to their short-term nature. In addition, the Company has long-term investments in non-marketable equity securities that are accounted for as cost-method investments. These investments are periodically assessed for indications of a reduction in fair value that is other-than-temporary. The Company's financial instruments also include its 2.25% convertible senior notes due August 15, 2019 (the Convertible Notes) for which fair value is disclosed.
Recurring Fair Value Measurements
The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measured and Recorded Using
	Totals	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2017
Assets: Money market funds	$49,122	$49,122	$—	$—

As of December 31, 2016
Assets: Money market funds	$76,008	$76,008	$—	$—
Non-Recurring Fair Value Measurements
Cost-method investments and non-financial assets, such as intangible assets, property and equipment, and assets and liabilities held for sale, are adjusted to fair value only if an impairment is recognized. During the six months ended June 30, 2017, the Company recorded impairment charges of $305 related to the retirement of production equipment and the sale of furniture, fixtures and leasehold improvements associated with sublease arrangements. Cost-method investments had a carrying value of $736 as of June 30, 2017 and no impairments were recognized during the six months ended June 30, 2017.
Assets and Liabilities for which Fair Value Disclosure is Required
The following table shows the gross and net carrying amount of Convertible Notes at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Principal amount outstanding	$126,800	$126,800
Less: debt discount and issuance costs	(9,510)	(11,577)
Carrying value, including unamortized debt discount and issuance costs	$117,290	$115,223
Fair Value	$126,008	$100,648
The fair value was determined based on the quoted market price of the Convertible Notes as of those dates and is classified as a Level 1 measurement.

8. Borrowings and Credit Arrangements
Credit Agreement
In August 2014, the Company entered into a $30,000 senior secured revolving credit facility (the 2014 credit facility) with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, as amended, which is available for issuances of letters of credit and revolving loans. As of June 30, 2017, the Company had outstanding letters of credit totaling $21,236 under the 2014 credit facility and no outstanding borrowings. In August 2017, in connection with the sale of the Company (discussed in Note 1), the 2014 credit facility was subsequently terminated and per the agreement, the Company was required to deposit cash with SVB of $22,298 into restricted accounts to replace the outstanding letters of credit.
Convertible Notes
As of June 30, 2017, the Company had $126,800 in outstanding principal due on the Convertible Notes. The carrying value of the Convertible Notes was $117,290, which is net of unamortized debt discount and issuance cost of $9,510, on the condensed consolidated balance sheet as of June 30, 2017. In connection with the sale of the Company (discussed in Note 1), and as required by the terms of the agreement dated August 18, 2014, between the Company and Wells Fargo Bank, National Association (the Indenture), the Company expects to launch a tender offer to purchase the Convertible Notes at their principal amount plus accrued and unpaid interest to, but excluding, the repurchase date (the Repurchase Right). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each $1,000 principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result holders receiving less cash for their Convertible Notes than if they had instead exercised the Repurchase Right.
Interest expense under the Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of debt discount and issuance costs	$1,041	$987	$2,066	$1,949
2.25% accrued interest	713	713	1,426	1,418
Total interest expense from Convertible Notes	$1,754	$1,700	$3,492	$3,367
9. Commitments and Contingencies

Performance Guarantees
The Company is subject to performance guarantee requirements under certain utility and electric power grid operator customer contracts and open market bidding program participation rules, which may be secured by cash or letters of credit. Performance guarantees as of June 30, 2017 were $19,739 and reflected in the outstanding letters of credit. As discussed in Note 8, these letters of credit were replaced with restricted cash in August 2017. These amounts primarily represent financial assurance required by utility and electric power grid operator customers as a condition of participation in certain demand response programs and to ensure that the Company will deliver its committed capacity amounts in those programs. If the Company fails to meet its minimum committed capacity requirements, a portion or all of the assurance may be forfeited. The Company assessed the probability of default under these customer contracts and open market bidding programs and determined the likelihood of default to be remote. In addition, under certain utility and electric power grid operator customer contracts, if the Company does not achieve the required performance guarantee requirements, the customer can terminate the arrangement and the Company would potentially be subject to termination penalties. As of June 30, 2017, the maximum termination penalty to which the Company could be subject under these arrangements, which the Company has deemed not probable, was approximately $3,273.
Lease Arrangements
The Company leases office space under various operating leases, including its corporate headquarters in Boston, Massachusetts. The Company has entered into sublease arrangements for certain excess space related to these leased facilities. As of June 30, 2017, total future non-cancelable sublease payments for all subleases are $11,593 over the next four years.
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

On June 27, 2017, CLEAResult Consulting Inc. (CLEAResult) filed a complaint against the Company in the United States District Court for the District of Delaware making claims for, inter alia, breach of contract and fraud, in the alternative, in connection with an Asset Purchase Agreement among the Company, Global Energy Partners, Inc., Global Energy Partners, LLC and CLEAResult, dated as of May 3, 2016 relating to the sale of the UPG business. The total amount claimed by CLEAResult is approximately $13,460. The Company has determined that it is reasonably possible that a loss may have been incurred. However, the Company believes that CLEAResult’s assertions are without merit. Therefore, the Company has concluded that it is not probable that a loss has been incurred.
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
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling and marketing	$437	$974	$822	$1,792
General and administrative	2,083	2,358	3,470	4,319
Research and development	290	337	549	673
Total stock-based compensation	$2,810	$3,669	$4,841	$6,784
The Company’s Chief Executive Officer is required to receive his performance-based bonus, if achieved, in shares of the Company's common stock. The Company recorded $253 of stock based compensation related to this performance based bonus for each of the six month periods ended June 30, 2017 and 2016.
Stock Options
During the six months ended June 30, 2017, no stock options were granted and 167 shares were exercised. As of June 30, 2017, the Company had 123,002 options outstanding with 4,998 shares issuable upon the exercise of "in-the-money" options.
Restricted Stock and Restricted Stock Units
The following table summarizes the Company’s restricted stock and restricted stock unit activity during the six months ended June 30, 2017:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	1,374,967	$11.71	705,851	$8.90
Granted	909,783	5.56	794,750	5.70
Vested	(266,730)	10.96	(164,737)	12.29
Cancelled	(483,173)	10.71	(202,556)	6.68
Nonvested at June 30, 2017	1,534,847	$8.51	1,133,308	$6.56
As of June 30, 2017, the Company had $14,503 of unrecognized stock-based compensation expense related to nonvested restricted stock and restricted stock units. The vesting of all nonvested restricted stock and restricted stock units was accelerated upon the sale of the Company, discussed in Note 1.
Share Repurchase Activity
In connection with the vesting of restricted stock and restricted stock units under its equity incentive plans, the Company withheld 179,161 shares of its common stock during the six months ended June 30, 2017 to satisfy employee minimum statutory income tax withholding obligations which the Company pays in cash to the appropriate taxing authorities on behalf of its employees. All withheld shares became immediately available for future issuance under the Company's equity incentive plans.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss, which are entirely comprised of foreign currency translation adjustments, net of tax, are as follows:

Foreign Currency Translation Adjustments
Balance at December 31, 2016	$2,477
Other comprehensive loss before reclassifications	(421)
Reclassification due to liquidation of a foreign entity (Note 4)	2,348
Balance at June 30, 2017	$5,246
11. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2017	2016	2017	2016
Net (loss) income for basic earnings per share	$(18,372)	$102	$(50,382)	$(40,436)
ADD: Interest expense related to Convertible Notes	—	—	—	—
Net (loss) income for diluted earnings per share	$(18,372)	$102	$(50,382)	$(40,436)

Denominator:
Basic weighted average common shares outstanding	29,918,229	29,114,200	29,834,253	28,962,021
Weighted average common stock equivalents	—	455,121	—	—
Diluted weighted average common shares outstanding	29,918,229	29,569,321	29,834,253	28,962,021

Basic net (loss) income per share	$(0.61)	$0.00	$(1.69)	$(1.40)
Diluted net (loss) income per share	$(0.61)	$0.00	$(1.69)	$(1.40)

Weighted average anti-dilutive shares related to:
Incremental shares from assumed conversion of Convertible Notes	4,576,630	4,576,630	4,576,630	4,576,630
Stock options	122,804	303,441	122,804	308,599
Nonvested restricted stock	681,125	2,102,692	1,329,015	2,233,510
Restricted stock units	113,455	113,503	789,855	544,503
For purposes of the calculation of diluted net income per share, it is assumed that conversion of the Convertible Notes would be settled entirely in shares of common stock. For the three and six months ended June 30, 2017, the Convertible Notes are not assumed to be converted as the impact of conversion is anti-dilutive. For further information regarding the Convertible Notes, please refer to Note 8.
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
The Company includes 254,654 shares of common stock related to a component of the deferred purchase price consideration for a business acquired in 2011 in the calculation of both the basic and diluted weighted-average common shares outstanding as the shares are not subject to adjustment and the issuance of such shares is not subject to any contingency. These shares were issued in June 2017.

12. Income Taxes
The quarterly income tax provision is measured using an estimated annual effective tax rate applied to the pre-tax income of certain entities within the Company's global consolidated group. The Company is required at the end of each interim reporting period to make its best estimate of the effective tax rate for the full fiscal year and to use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the six months ended June 30, 2017, the Company determined that it was able to reliably estimate its annual effective tax rate in all jurisdictions in which it operates.
The Company recorded a consolidated income tax expense of $6 and $3,844 for the three and six months ended June 30, 2017, reflecting an effective tax rate of (8.18)% on consolidated profit before tax for the six months ended June 30, 2017. The income tax expense for the six months ended June 30, 2017 is driven by the mix of earnings from foreign operations, the composition of entities that are included or excluded from the calculation of annual effective tax rate, changes relating to valuation allowances associated with deferred tax assets for certain foreign entities, and discrete items, of which there were no material items in the six months ended June 30, 2017. The Company recorded an income tax benefit of $1,109 and income tax expense of $582 for the three and six months ended June 30, 2016.
ASC 740, Income Taxes, provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. During the six months ended June 30, 2017, there were no material changes in the Company’s uncertain tax positions.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of June 30, 2017, due to the uncertainty around the realizability of certain domestic and foreign deferred tax assets, the Company continues to maintain a valuation allowance.
13. Subsequent Events
As discussed in Note 1 “Description of Business and Basis of Presentation,” on August 4, 2017, the Offer was consummated and on August 7, 2017, the Company closed the Merger, pursuant to which Parent became the owner of 100% of the outstanding common stock of the Company. In connection with the Merger, NASDAQ filed a Form 25 on the Company’s behalf to provide notice to the SEC regarding the withdrawal of shares of the Company’s common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act. Shares of the Company’s common stock were suspended from trading on the NASDAQ Global Market prior to the opening of trading on August 7, 2017. The Company is in the process of filing with the SEC a certification on Form 15 under the Exchange Act, requesting the deregistration of its common stock and the suspension of its reporting obligations under Sections 13 and 15(d) of the Exchange Act.
Between July 14, 2017 and July 18, 2017, three putative class action lawsuits were filed on behalf of the public stockholders of the Company (captioned Basch v. EnerNOC, Inc., et al., No. 1:17-cv-11305; Nelson v. EnerNOC, Inc., et al., No. 1:17-cv-11324; and Berg v. EnerNOC, Inc. et al., No. 1-17-cv-11331) in the United States District Court for the District of Massachusetts (the Court) against the Company, the members of the Company’s board of directors (the Board) and, in one case, Parent, Purchaser and Enel (collectively, the Stockholder Litigation). The complaints generally allege that the Company and the members of the Board violated Section 14 of the Exchange Act by issuing a Schedule 14D-9 that was materially misleading and omitted material facts related to the Offer and the Merger. The complaints also allege that the members of the Board and also, in one case, Parent, Purchaser and Enel, violated Section 20(a) of the Exchange Act, as controlling persons who had the ability to prevent the Schedule 14D-9 from being materially false and misleading. The complaints seek, among other things, an injunction against the consummation of the Offer and Merger, an award of damages, and an award of costs and disbursements for the actions, including reasonable attorneys’ and experts’ fees. On July 17, 2017, the plaintiff in the Basch action filed a motion for preliminary injunction, and the Court set a hearing date on that motion. On July 25, 2017, the Company filed an amendment to the Schedule 14D-9, which contained certain supplemental disclosures that were included to moot the claims alleged in the Stockholder Litigation (the “Supplemental Disclosures”). On July 26, 2017, in light of the Supplemental Disclosures, the plaintiff in the Basch action withdrew his motion for preliminary injunction and the Court vacated the preliminary injunction hearing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the SEC) on March 16, 2017 (our 2016 Form 10-K). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “target” and variations of those terms or the negatives of those terms and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, operating expenses and the sufficiency of our cash for future operations. We assume no obligation to revise or update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A - “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2016 Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.
Overview
We are a leading provider of demand response solutions and energy intelligence software (EIS), to enterprises, utilities, and electric power grid operators.
Demand Response Solutions
Our demand response solutions provide utility customers and electric power grid operators with a managed service demand response resource where we match obligation, in the form of megawatts (MW), that we agree to deliver to utility customers and electric power grid operators, with supply, in the form of MW, that we are able to curtail from the electric power grid through our arrangements with commercial and industrial end users of energy, or C&I end-users. When we are called upon by our utility customers and electric power grid operators to deliver contracted capacity, we use our global Network Operations Center, or NOC, to remotely manage and reduce electricity consumption across our network of C&I end-user sites, making demand response capacity available to our utility customers and electric power grid operators on demand, while helping C&I end-users achieve energy savings, improve financial results and realize environmental benefits.
Energy Intelligence Software
Our EIS includes our subscription software, energy procurement solutions, and professional services.
Subscription Software
Our EIS provides enterprises with a Software-as-a-Service (SaaS), energy management application that enables them to address their most important energy challenges, including: energy cost visualization, budgets, forecasts, and accruals; utility bill validation and payment; facility optimization; energy project tracking; reporting for energy and sustainability disclosure and compliance; and peak energy demand and the related cost impacts.
Energy Procurement Solutions
Our EIS also provides our enterprise and utility customers located in restructured or deregulated markets with the ability to more effectively manage energy supplier selection and the energy procurement process by providing highly structured auction events designed to yield transparent and competitive energy pricing. Our energy procurement solutions also include supply procurement advisory services that assist our enterprise customers in developing and implementing risk management and purchasing strategies that provide maximum price transparency and structural savings.
Professional Services
We offer premium professional services that support the implementation of our EIS and help our enterprise customers set their energy management strategy. Professional services are offered to our customers as a means to further implement and extend our technology across their organizations.
Significant Recent Developments
We entered into a definitive Agreement and Plan of Merger, dated as of June 21, 2017 (the Merger Agreement), with Enel Green Power North America, Inc., a Delaware corporation (Parent), Pine Merger Sub, Inc. a Delaware corporation and a wholly-owned subsidiary of Parent (Purchaser) and Enel S.p.A, an Italian joint-stock company and the parent of Parent. In accordance with the terms of the Merger Agreement, on July 10, 2017, Purchaser commenced a tender offer (the Offer) for all of our outstanding shares of common stock, par value $0.001 per share (the Shares), at a purchase price of $7.67 per Share, net to the seller in cash, without interest, less any applicable withholding taxes (the Offer Price).
The Offer expired at 11:59 p.m., New York City time on August 4, 2017, as scheduled, and was not extended. According to American Stock Transfer & Trust Company, LLC, the depositary for the Offer (the Depositary), a total of 22,207,831 Shares

(excluding Shares with respect to which notices of guaranteed delivery were delivered, but the Shares represented thereby were not yet delivered) had been validly tendered and not validly withdrawn prior to the expiration of the Offer, which represented approximately 70.8% of the outstanding Shares as of such time. The condition to the Offer that at least one more than fifty percent of the total number of Shares then issued and outstanding be validly tendered and not withdrawn was satisfied and as a result, Purchaser accepted for payment all Shares that were validly tendered and not validly withdrawn, and payment for such Shares has been made to the Depositary. In accordance with the terms of the Offer, the Depositary will act as agent for tendering stockholders for the purpose of receiving payments for tendered Shares and transmitting such payments to tendering stockholders whose Shares have been accepted for payment. In addition, the Depository advised Parent and Purchaser that notices of guaranteed delivery had been delivered with respect to 239,928 additional Shares, representing approximately 0.8% of the outstanding Shares as of such time.
On August 7, 2017, Purchaser merged with and into EnerNOC, Inc., with EnerNOC, Inc. surviving as a wholly owned subsidiary of Parent (the Merger). The Merger was governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Share then outstanding (other than Shares that are held by any stockholders who are entitled to and who properly demanded appraisal in connection with the Merger) was converted into the right to receive the Offer Price, except for Shares then owned by Purchaser or Parent and Shares held in treasury of us or by any of our wholly owned subsidiaries, which Shares were cancelled and retired and ceased to exist effective as of the Merger, and in exchange for which no consideration will be delivered.
The aggregate consideration paid by Purchaser in the Offer and Merger was approximately $250 million without giving effect to related transaction fees and expenses. The Parent provided Purchaser with sufficient funds to purchase all Shares validly tendered and not validly withdrawn and to pay for the acquisition of the remaining Shares in the Merger. Parent funded the payment from its general corporate funds on the terms and conditions previously disclosed in the Tender Offer Statement on Schedule TO filed by Parent and Purchaser with the Securities and Exchange Commission on July 10, 2017, as amended.
In connection with the Merger, the NASDAQ stock market (NASDAQ) filed a Form 25 on our behalf to provide notice to the SEC regarding the withdrawal of shares of our common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act. Shares of our common stock were suspended from trading on the NASDAQ Global Market prior to the opening of trading on August 7, 2017. We are in the process of filing with the SEC a certification on Form 15 under the Exchange Act, requesting the deregistration of our common stock and the suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act.
Consolidated Results of Operations
Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016
Revenues
The following table summarizes our consolidated revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Demand Response	$54,196	$116,462	$(62,266)	(53.5)%
Software	12,485	16,232	(3,747)	(23.1)%
Total	$66,681	$132,694	$(66,013)	(49.7)%
	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Demand Response	$88,680	$152,809	$(64,129)	(42.0)%
Software	26,110	33,265	(7,155)	(21.5)%
Total	$114,790	$186,074	$(71,284)	(38.3)%
For discussion and analysis of quarterly revenue as compared to the prior year, please refer to Segment Results of Operations below.

Gross Profit and Gross Margin
The following table summarizes our consolidated gross profit and gross margin percentages for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Three Months Ended June 30,
2017		2016
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$19,452	29.2%	$51,163	38.6%
Six Months Ended June 30,
2017		2016
Gross Profit	Gross Margin	Gross Profit	Gross Margin
$34,158	29.8%	$71,949	38.7%
The decrease in consolidated gross profit and gross margin for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was principally due to the recognition of revenues associated with the 2015/2016 PJM Extended program that were deferred until the second quarter of 2016. Subsequent to the adoption of Accounting Standards Update 606 (ASC 606), PJM revenues were recognized on a ratable basis, resulting in a decline in the revenues when compared to the same periods in the prior year.
Operating Expenses
The following table summarizes our consolidated operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Percentage
Operating expenses:	2017	2016	Change
Selling and marketing	$14,308	$25,517	(43.9)%
General and administrative	18,182	27,441	(33.7)%
Research and development	5,203	7,634	(31.8)%
Gains on sale of businesses	210	(17,376)	n/m
Restructuring charges	—	3,694	n/m
Goodwill impairment charge	—	—	n/m
Total operating expenses	$37,903	$46,910	(19.2)%
	Six Months Ended June 30,		Percentage
	2017	2016	Change
Selling and marketing	$28,182	$50,532	(44.2)%
General and administrative	37,802	55,357	(31.7)%
Research and development	10,605	15,677	(32.4)%
Gains on sale of businesses	(1,516)	(17,376)	n/m
Restructuring charges	—	3,694	n/m
Goodwill impairment charge	5,886	—	n/m
Total operating expenses	$80,959	$107,884	(25.0)%

Selling and Marketing Expenses
The following table summarizes our consolidated selling and marketing expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$8,719	$15,889	(45.1)%
Stock-based compensation	437	974	(55.1)%
Amortization of intangible assets	1,554	2,173	(28.5)%
Other	3,598	6,481	(44.5)%
Total selling and marketing expenses	$14,308	$25,517	(43.9)%
	Six Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$17,497	$32,209	(45.7)%
Stock-based compensation	822	1,792	(54.1)%
Amortization of intangible assets	3,152	4,377	(28.0)%
Other	6,711	12,154	(44.8)%
Total selling and marketing expenses	$28,182	$50,532	(44.2)%
The decrease in payroll and related costs for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the divestiture of the utility customer engagement (UCE), business in the second quarter of 2016 and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of full-time selling and marketing employees from 322 at June 30, 2016 to 197 at June 30, 2017. Stock-based compensation for the current year six month period was lower as compared to the same period in 2016 due to fewer outstanding equity awards. Amortization of intangible assets declined due to prior year divestitures and assets becoming fully amortized. Other selling and marketing expenses, which include advertising, marketing, professional services, and a company-wide overhead cost allocation, were lower in the current period, as compared to the same period in 2016, due to the execution of restructuring activities in the prior year and cost saving initiatives.
General and Administrative Expenses
The following table summarizes our consolidated general and administrative expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$8,740	$16,832	(48.1)%
Stock-based compensation	2,083	2,358	(11.7)%
Amortization of intangible assets	15	107	(86.0)%
Other	7,344	8,144	(9.8)%
Total general and administrative expenses	$18,182	$27,441	(33.7)%
	Six Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$17,957	$33,456	(46.3)%
Stock-based compensation	3,470	4,319	(19.7)%
Amortization of intangible assets	78	327	(76.1)%
Other	16,297	17,255	(5.6)%
Total general and administrative expenses	$37,802	$55,357	(31.7)%
The decrease in payroll and related costs for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the divestiture of the UCE business in the second quarter of 2016 and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of general and administrative full time employees from 530 at June 30, 2016 to 274 at June 30, 2017. Stock-based compensation for the current year six month period was lower as compared to the same period in 2016 due to fewer outstanding equity awards. Amortization of intangible assets declined due to prior year divestitures and assets becoming fully amortized. Other general and administrative expenses, which include professional services, rent, depreciation and a company-wide overhead cost allocation declined in the current period due to lower depreciation costs as a result of fully depreciated assets and reduced IT and software subscription costs as a result of the 2016 restructuring activities and cost savings initiatives.
Research and Development Expenses
The following table summarizes our consolidated research and development expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$2,818	$4,752	(40.7)%
Stock-based compensation	290	337	(13.9)%
Other	2,095	2,545	(17.7)%
Total research and development marketing expenses	$5,203	$7,634	(31.8)%
	Six Months Ended June 30,		Percentage
	2017	2016	Change
Payroll and related costs	$5,734	$9,891	(42.0)%
Stock-based compensation	549	673	(18.4)%
Other	4,322	5,113	(15.5)%
Total research and development expenses	$10,605	$15,677	(32.4)%
The decrease in payroll and related costs for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the divestiture of the UCE business in the second quarter of 2016 and the restructuring actions completed in the third quarter of 2016, which contributed to a reduction in the number of research and development full time employees from 197 at June 30, 2016 to 85 at June 30, 2017. Stock-based compensation for the current year six month period was lower, as compared to the same period in 2016, due to fewer outstanding equity awards. Other research and development expenses, which include technology expenses, professional services, facilities and a company-wide overhead cost allocation, declined in the current six month period, as compared to the same period in 2016, as a result of a reduction in third party software and data storage costs.
Gains on Sale of Businesses
As discussed in Note 4 to the accompanying financial statements, during the six months ended June 30, 2017, we sold a component of the Software segment that provides professional services with a focus on energy audits and facility commissioning and retro-commissioning services for approximately $2.0 million and recognized a gain of $1.7 million. In addition, we closed on the sale of our German demand response business in the first quarter of 2017 and finalized the working capital adjustment during the second quarter of 2017, resulting in a loss of $0.2 million. During the six months ended June 30, 2016, we sold the Utility Programs Group (UPG) for approximately $14.5 million and recognized a gain of $17.3 million.
Goodwill Impairment
As discussed in Note 6 to the accompanying financial statements, we recorded a goodwill impairment charge of $5.9 million during the six months ended June 30, 2017. The impairment related to our Energy Procurement Solutions reporting unit was driven by the significant contract assets that were recorded upon the adoption of ASC 606 on January 1, 2017. These assets increased the carrying value above that of the corresponding fair value of the reporting unit. As a result, an impairment charge was recognized during the period. There was no such impairment in the prior year.
Other Income, Net
Other income includes realized and unrealized foreign currency gains and losses related to intercompany balances and the settlement of commodity contracts.
For the three months ended June 30, 2017, we recorded a foreign currency gain of $1.1 million as compared to a gain of $3.4 million for the same period in 2016. This decrease was driven by fluctuations in foreign exchange rates and a decline in intercompany loans payable, which gave rise to the foreign exchange gains/(losses). For the six months ended June 30, 2017, we recorded a foreign currency gain of $2.7 million, as compared to a loss of $0.3 million for the same period in 2016.
In one of our demand response programs, we manage market pricing risk through the use of a commodity swap arrangement whereby we deliver MW capacity and receive a variable price based on market conditions. These variable fees are converted to a fixed fee via a third-party arrangement. For the three and six months ended June 30, 2017, we recorded gains of $0.4 million and $0.8 million in other income, net, related to this program. We did not have a similar instrument in the same period in 2016.

Interest Expense
Interest expense was relatively consistent at $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2017, as compared to $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2016. The outstanding principal of our 2.25% convertible senior notes due August 15, 2019 (the Convertible Notes) was consistent across each period.
Income Taxes
For the six months ended June 30, 2017, we recorded a worldwide tax provision of $3.8 million, representing an effective tax rate of (8.18)%, as compared to $0.6 million in the six months ended June 30, 2016. The year-to-date income tax expense is predominantly due to taxable income in our German subsidiary generated from the settlement of intercompany loans in connection with the divestiture of our German demand response operations. We do not expect to record a provision for income taxes at a similar effective rate throughout the remainder of 2017. Our annual income tax provision is subject to the mix of our taxable income globally and is impacted by discrete items that may occur throughout the year.
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

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016
Revenues
Demand Response Segment Revenues
The following table summarizes our Demand Response segment revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Grid Operator	$40,905	$104,673	$(63,768)	(60.9)%
Utility	13,291	11,789	1,502	12.7%
Total Demand Response Revenues	$54,196	$116,462	$(62,266)	(53.5)%
	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Grid Operator	$67,297	$131,485	$(64,188)	(48.8)%
Utility	21,383	21,324	59	0.3%
Total Demand Response Revenues	$88,680	$152,809	$(64,129)	(42.0)%

The significant changes in our Demand Response segment revenues from grid operators and utilities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, are highlighted in the following tables (in thousands):

	Increase (Decrease)
	Three Months Ended June 30, 2016 to June 30, 2017	Six Months Ended June 30, 2016 to June 30, 2017
PJM Interconnection (PJM)	$(62,965)	$(62,038)
Texas (ERCOT)	(1,859)	(2,811)
Western Australia (AEMO)	(1,280)	(2,233)
New England (ISO-NE)	(1,001)	(4,018)
South Korea (KPX)	2,048	6,775
NYISO	1,009	364
Other (1)	280	(227)
Total increase in Grid Operator Demand Response revenues	$(63,768)	$(64,188)
 (1) The amounts included in 'other' relate to net increases (decreases) in various demand response programs, domestic and international, none of which are individually material.
Grid operator revenues decreased approximately $64 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The decline in PJM and ERCOT revenues was largely due to the adoption of ASC 606. Specifically, in 2016, all PJM revenue associated with the 2015/2016 Extended program was recognized at the conclusion of the program period in May 2016. In addition, 2016 ERCOT revenues reflected four months of the 2015/2016 Winter program and four months of the 2016 Spring program, which were deferred and recognized upon program completion in January 2016 and May 2016, respectively. The recognition pattern in the current year more closely aligns with the service performance period. The decline in AEMO revenues was largely driven by a decrease in enrolled MW as compared to the same period in 2016. The decline in ISO-NE revenues was largely due to reduced participation in the forward capacity market program and having recognized previously deferred economic program revenues in 2016 with the resolution of the United States Supreme Court's January 2016 ruling in FERC v. Electric Power Supply Association (FERC 745). The declines above were partially offset by increased enrolled MW in our KPX program, increased rates in our NYISO program and immaterial increases throughout various other programs.

	Increase (Decrease)
	Three Months Ended June 30, 2016 to June 30, 2017	Six Months Ended June 30, 2016 to June 30, 2017
PacifiCorp	$1,326	$1,322
California DRAM (DRAM)	1,983	2,838
Southern California Edison (SCE)	(1,892)	(2,096)
New Zealand	(661)	(1,286)
Other (1)	746	(719)
Total decrease in Utility Demand Response revenues	$1,502	$59
(1) The amounts included in 'other' primarily relate to various utility demand response programs and services, none of which are individually material.
Utility revenues increased $1.5 million for the three months ended June 30, 2017, as compared to the same period in 2016, and remained flat for the six months ended June 30, 2017, as compared to the same period in 2016. The increase in PacifiCorp revenues was largely due to the adoption of ASC 606, for which revenues were deferred and recognized at the end of the program period in the third quarter of 2016. The increase in DRAM revenues reflects new programs initiated during 2017. These increases were partially offset by decreasing revenues in our SCE and New Zealand programs. The SCE program concluded at the end of 2016. Revenues related to New Zealand declined as a result of current year price declines.

Software Segment Revenues
The following table summarizes our Software segment revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Subscription software	$4,468	$5,569	$(1,101)	(19.8)%
Procurement solutions	7,278	8,795	(1,517)	(17.2)%
Professional services	739	1,868	(1,129)	(60.4)%
Total Software Revenues	$12,485	$16,232	$(3,747)	(23.1)%
	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues:
Subscription software	$8,967	$11,745	$(2,778)	(23.7)%
Procurement solutions	14,035	17,728	(3,693)	(20.8)%
Professional services	3,108	3,792	(684)	(18.0)%
Total Software Revenues	$26,110	$33,265	$(7,155)	(21.5)%
The decrease in subscription software revenues from 2017, as compared to 2016 was largely due to the divestiture of our UCE business in the second quarter of 2016. The decline in procurement solutions revenues was largely driven by the adoption of ASC 606, which accelerated the recognition on much of our backlog through accumulated deficit as of January 1, 2017. The decrease in professional services revenues was largely due to the divestiture of UPG in the second quarter of 2016 and ESG in the first quarter of 2017.
Segment adjusted EBITDA:
The following table summarizes segment adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Demand Response adjusted EBITDA	$1,246	$27,965	$(2,210)	$24,481
Software adjusted EBITDA	$(4,768)	$(20,030)	$(9,806)	$(38,037)
Demand Response Segment adjusted EBITDA
Demand Response segment adjusted EBITDA decreased significantly as compared to the prior year, primarily due to our participation in the 2015/2016 PJM Extended program for which, under ASC 605, all PJM revenues associated with the 2015/2016 Extended program were recognized at the conclusion of the program period in May 2016.
Software Segment adjusted EBITDA
Software segment adjusted EBITDA improved by $15.3 million and $28.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to reduced operating expenses attributable to our restructuring actions.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(28,850)	$(46,795)
Cash (used in) provided by investing activities	(4,842)	4,409
Cash provided by (used in) financing activities	118	(1,691)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,117	1,159
Net change in cash, cash equivalents and restricted cash	$(32,457)	$(42,918)

Cash Used In Operating Activities
The following table summarizes our consolidated cash flows used in operating activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net loss	$(50,837)	$(40,472)
Goodwill impairment charge	5,886	—
Other non-cash items	18,634	30,418
Gains on sale of businesses, excluding transaction costs (Note 4)	(1,516)	(17,376)
Change in working capital and other activities	(1,017)	(19,365)
Net cash used in operating activities	$(28,850)	$(46,795)
Cash used in operating activities for the six months ended June 30, 2017 and 2016 reflect net losses adjusted for non-cash activity, gains on the sale of businesses, and the impact of changes in our working capital balances relative to the beginning of the year. The increase in working capital in the current period is primarily due to decreases in liabilities, largely offset by an increase in accounts receivable, unbilled receivables and contract assets, which was primarily a result of cash collections related to various demand response programs (primarily PJM) for performance obligations satisfied in 2016. The $28.9 million of cash used in operations for the six months ended June 30, 2017 compares to $46.8 million used for the same period in the prior year. The $17.9 million improvement is primarily due to a decrease in cash operating losses and improved working capital balances in the current period, as compared to the same period in 2016.
Cash Provided By (Used In) Investing Activities
Cash used in investing activities was $4.8 million for the six months ended June 30, 2017, which consisted primarily of capital expenditures of $6.4 million including $2.4 million for the capitalization of internal-use software development costs, partially offset by $1.3 million in net cash received for the sale of businesses. Cash provided by investing activities was $4.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we incurred $9.1 million of capital expenditures partially offset by $13.2 million in net cash received for the sale of businesses and an increase of $0.4 million in deposits.
Cash Provided By (Used In) Financing Activities
Cash provided by financing activities was $0.1 million for the six months ended June 30, 2017 and consisted primarily of cash received for the sale of equity interests in our ENOC Japan and ENOC Taiwan entities, largely offset by payments made for employee restricted stock minimum tax withholdings. Cash used in financing activities was $1.7 million for the six months ended June 30, 2016 and consisted of payments made for employee restricted stock minimum tax withholdings totaling $1.5 million and $0.2 million in payments for consideration related to acquisitions completed in the first quarter of 2016.
Borrowing and Credit Arrangements
Credit Agreement
In August 2014, we entered into a $30 million senior secured revolving credit facility (the 2014 credit facility) with Silicon Valley Bank (SVB) pursuant to a loan and security agreement, as amended. As of June 30, 2017, we had outstanding letters of credit totaling $21.2 million under the 2014 credit facility and no outstanding borrowings. In August 2017, in connection with the Merger Agreement (discussed in Note 1), the 2014 credit facility was subsequently terminated and per the agreement, the we were required to deposit cash with SVB of $22.3 million into restricted accounts to replace the outstanding letters of credit.
Convertible Notes
As of June 30, 2017, we had $126.8 million in outstanding principal due on the Convertible Notes. The carrying value of the Convertible Notes was $117.3 million, which is net of unamortized debt discount and issuance cost of $9.5 million, on the condensed consolidated balance sheet as of June 30, 2017. In connection with the sale of the Company (discussed in Note 1), and as required by the terms of the agreement, dated August 18, 2014, between the Company and Wells Fargo Bank, National Association (the Indenture), the Company expects to launch a tender offer to purchase the Convertible Notes at their principal amount plus accrued and unpaid interest to, but excluding, the repurchase date (the Repurchase Right). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each $1,000 principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result holders receiving less cash for their Convertible Notes than if they had instead exercised the Repurchase Right.
For further discussion of the Convertible Notes, please refer to Note 8 to the accompanying financial statements.

Interest expense under the Convertible Notes is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of debt discount and issuance costs	$1,041	$987	$2,066	$1,949
2.25% accrued interest	713	713	1,426	1,418
Total interest expense from Convertible Notes	$1,754	$1,700	$3,492	$3,367
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
Capital Spending
We have made capital expenditures primarily for general corporate purposes to support growth and for equipment installations related to our business. Our capital expenditures totaled $6.4 million and $9.1 million during the six months ended June 30, 2017 and 2016, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have issued letters of credit in the ordinary course of business in order to participate in certain demand response programs. As of June 30, 2017, we had outstanding letters of credit totaling $21.2 million. For information on these commitments and contingent obligations, please refer to “Liquidity and Capital Resources- Borrowings and Credit Arrangements” above and Note 8 to the accompanying financial statements.
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
As described in our Form 2016 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, assumptions used to determine fair value of goodwill and intangible assets, capitalization of software development costs, deferred tax assets and related valuation allowance, and stock-based compensation. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the six months ended June 30, 2017. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2 to the accompanying financial statement. Readers should refer to our 2016 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, please refer to Note 1 to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as disclosed herein, there have been no material changes during the six months ended June 30, 2017 in the foreign exchange risk information and interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” subsection of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Foreign Currency Exchange Risk
Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
A majority of our foreign expense and revenue activities are transacted in local currencies, including Australian dollars, Euros, Brazilian real, British pounds, Canadian dollars, Indian rupee, Japanese yen, South Korean won and New Zealand dollars. Fluctuations in foreign currency rates could affect our sales, cost of revenues and profit margins and could result in exchange losses. In addition, currency fluctuations can result in a loss if we maintain deposits or receivables (third party or intercompany) in a foreign currency. During the three and six months ended June 30, 2017 our sales generated outside the United States as a percentage of consolidated sales were 31% and 40%, respectively, as compared to the three and six months ended June 30, 2016 for which our sales generated outside the United States were 15% and 23%, respectively. We anticipate that sales generated outside the United States will continue to represent greater than 10% of our consolidated sales.
The operating expenses of our international subsidiaries that are incurred in local currencies did not have a material adverse effect on our business, results of operations or financial condition for the three and six months ended June 30, 2017. Our operating results and certain assets and liabilities that are denominated in foreign currencies are affected by changes in the relative strength of the U.S. dollar against applicable foreign currencies. Our operating expenses denominated in foreign currencies are positively affected when the U.S. dollar strengthens against the applicable foreign currency and adversely affected when the U.S. dollar weakens.
During the three and six months ended June 30, 2017, we recognized net foreign exchange gains of $1.1 million and $2.7 million, respectively. These net gains primarily relate to intercompany loans, largely driven by fluctuations in the Canadian dollar, Euro, Australian dollar and British pound.
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
As of June 30, 2017, we had no outstanding borrowings and had outstanding letters of credit totaling $21.2 million under the 2014 credit facility, which were replaced with restricted cash in August 2017.
The return we earn from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial condition.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Financial Officer, who serves as our principal financial officer and who is temporarily performing the function of our principal executive officer while there is a vacancy in that position, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
During the period covered by this report, other than as listed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We adopted the new revenue guidance under ASC 606 on January 1, 2017. The adoption of this guidance required the implementation of new accounting processes and procedures, which required us to update our internal controls over accounting for revenue recognition, including the adjustments to accumulated deficit required under the modified retrospective method of adoption, and the related disclosures required under the new guidance. As a result, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve such matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2016 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there are no material changes to the risk factors that were disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the three months ended June 30, 2017:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1, 2017 - April 30, 2017	93,441	$6.00	—
May 1, 2017 - May 31, 2017	59	5.75	—
June 1, 2017 - June 30, 2017	5,807	5.45	—
Total for the second quarter of 2017	99,307	$5.97	—

(1)
In connection with the vesting of restricted stock under our equity incentive plans, we repurchased a total of 99,307 shares of our common stock in the second quarter of fiscal 2017 to cover employee minimum statutory income tax withholding obligations, which we pay in cash to the appropriate taxing authorities on behalf of our employees. Shares withheld (or not issued) to satisfy a tax withholding obligation in connection with an award will immediately be added to the share reserve and become available for issuance.

(2)
Average price paid per share is calculated based on the average price per share related to shares repurchased to cover employee minimum statutory income tax withholding obligations in connection with the vesting of restricted stock under our equity incentive plans. Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated June 21, 2017, among EnerNOC, Inc., Enel Green Power North America, Inc., Pine Merger Sub, Inc. and Enel S.p.A. (incorporated by reference to Exhibit 2.1 to EnerNOC Inc.’s Current Report on Form 8-K (No. 001-33471) filed with the SEC on June 23, 2017).

31.1*	Certification of Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of the Chief Financial Officer of EnerNOC, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from EnerNOC, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnerNOC, Inc.

Date:	August 9, 2017	By:	/s/ William G. Sorenson
William G. Sorenson
Chief Financial Officer (principal executive officer and financial officer)